Form 10-K
period 2018-02-24
Albertsons Companies, Inc.
filed 2018-05-11
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 333-218138
Albertsons Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4376911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd.
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (208) 395-6200
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes   ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
As of May 11, 2018, the registrant had 279,654,028 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Albertsons Companies, Inc. and Subsidiaries

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions.

Factors relating to our proposed merger with Rite Aid Corporation ("Rite Aid") that could cause actual results to differ materially from those predicted include, but are not limited to:

•	our ability to complete the merger with Rite Aid on a timely basis, or at all;

•	the occurrence of any change, effect, event, occurrence, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the merger agreement;

•	access to significant debt financing for the proposed merger on a timely basis and on reasonable terms;

•
uncertainties related to the timing and likelihood of the completion of the merger, including the risk that the transaction may not close due to one or more closing conditions to the merger not being satisfied or waived, such as regulatory approvals not being obtained, on a timely basis or otherwise, or that a governmental entity prohibited, delayed or refused to grant approval for the consummation of the transaction or required certain conditions, limitations or restrictions in connection with such approvals;

•
risks relating to the integration of our and Rite Aid's operations, products and employees into the combined company and the possibility that the anticipated cost synergies, growth opportunities and other benefits of the proposed merger (including the components, amounts and/or percentages thereof) will not be realized in whole or in part, within the expected timeframe, or at all, or that the costs related to such activities will not be greater than anticipated;

•	the outcome of any legal proceedings instituted against Rite Aid, us and/or others relating to the merger;

•	diversion of the attention of Rite Aid’s and our respective management from ongoing business concerns;

•	the amount of any costs, fees, expenses, impairments and charges related to the merger;

•	the competitive nature of the industry in which we and Rite Aid conduct our respective businesses; and

•	general business and economic conditions, including the rate of inflation or deflation, consumer spending levels, population, employment and job growth and/or losses in our and Rite Aid’s markets.

Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-K, unless the context otherwise requires, references to "Albertsons", "the Company", "we", "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation, and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing performance. We define Free Cash Flow as Adjusted EBITDA less capital expenditures. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA and Free Cash Flow.

EBITDA, Adjusted EBITDA and Free Cash Flow (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA and Free Cash Flow provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

Item 1 - Business

Overview

Albertsons Companies, Inc. ("Albertsons" or the "Company" or "ACI") is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. We also manufacture and process some of the food for sale in our stores. We maintain a website (www.AlbertsonsCompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Recent Transactions

Prior to December 3, 2017, ACI had no material assets or operations. On December 3, 2017, Albertsons Companies, LLC ("ACL") and its parent, AB Acquisition LLC, a Delaware limited liability company ("AB Acquisition"), completed a reorganization of their legal entity structure whereby the existing equityholders of AB Acquisition each contributed their equity interests in AB Acquisition to Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). In exchange, equityholders received a proportionate share of units in Albertsons Investor and KIM ACI, respectively. Albertsons Investor and KIM ACI then contributed all of the AB Acquisition equity interests they received to ACI in exchange for common stock issued by ACI. As a result, Albertsons Investor and KIM ACI became the parents of ACI owning all of its outstanding common stock with AB Acquisition and its subsidiary, ACL, becoming wholly-owned subsidiaries of ACI. On February 25, 2018, ACL merged with and into ACI, with ACI as the surviving corporation (such transactions, collectively the "Reorganization Transactions"). Prior to February 25, 2018, substantially all of the assets and operations of ACI were those of its subsidiary, ACL. The Reorganization Transactions were accounted for as a transaction between entities under common control, and accordingly, there was no change in the basis of the underlying assets and liabilities. The Consolidated Financial Statements are reflective of the changes that occurred as a result of the Reorganization Transactions. Prior to February 25,2018, the Consolidated Financial Statements of ACI reflect the net assets and operations of ACL.

Pending Rite Aid Merger

On February 18, 2018, we entered into a definitive merger agreement (the "Merger Agreement") with Rite Aid, one of the nation's leading drugstore chains. Subject to the approval of Rite Aid's stockholders and other customary closing conditions, the merger with Rite Aid is expected to close early in the second half of calendar 2018. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Ranch Acquisition Corp. ("Merger Sub"), a wholly-owned indirect subsidiary of ACI, will merge with and into Rite Aid (the "Merger"), with Rite Aid surviving the Merger (the "Surviving Corporation") as a wholly-owned direct subsidiary of Ranch Acquisition II LLC ("Merger Sub II"), a wholly-owned direct subsidiary of ACI, and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II (the "Subsequent Merger" and, together with the Merger, the "Mergers"), with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of ACI. Following the Mergers, ACI common stock will be listed on the New York Stock Exchange (the “NYSE”). Rite Aid common stock will be delisted from the NYSE, deregistered under the Exchange Act and will cease to be publicly traded.

At the effective time of the Merger, each share of Rite Aid common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of Rite Aid common stock owned, directly or indirectly, by ACI, Merger Sub or Rite Aid (including shares of Rite Aid common stock held as treasury stock by Rite Aid), and in each case not held on behalf of third parties, immediately prior to the effective time of the Merger) will be converted into the right to receive and become exchangeable for 0.1000 (the “base exchange ratio”) of a fully paid and nonassessable share of ACI common stock, without interest (the “base consideration”), plus, at the election of the holder of Rite Aid common stock, either:

•
for each share of Rite Aid common stock with respect to which an election to receive cash has been effectively made and not revoked or redeemed, and for each share of Rite Aid common stock with respect to which a Rite Aid stockholder has not made an election to receive cash or stock, an amount in cash equal to $0.1832 per share, without interest (the “additional cash consideration” and, together with the base consideration, the “cash election consideration”); provided, that to the extent the aggregate additional cash consideration to be paid to any holder of shares of Rite Aid common stock for all such holder's shares of Rite Aid common stock held in a single account would result in such stockholder being entitled to a fraction of a cent in cash with respect to the shares of Rite Aid common stock held in such account, such aggregate amount will be rounded down to the nearest whole cent; or

•
for each share of Rite Aid common stock with respect to which an election to receive additional ACI common stock has been effectively made and not revoked, 0.0079 (the “additional stock election exchange ratio” and, together with the base exchange ratio, the “stock election exchange ratio”), of a fully paid and nonassessable share of ACI common stock, without interest (the “additional stock consideration” and, together with the base consideration, the “stock election consideration”).

For the avoidance of doubt, the cash election consideration consists of both the base consideration, which consists of ACI common stock, and the additional cash consideration, which consists of cash. No fractional shares of ACI common stock will be issued in the Merger, and in lieu thereof, holders of Rite Aid common stock who would otherwise have been entitled to a fraction of a share of ACI common stock will be paid upon surrender of shares of Rite Aid common stock (and after taking into account and aggregating the total number of shares of ACI common stock to be issued in exchange for the shares of Rite Aid common stock represented by all certificates, or book-entry shares, as applicable, surrendered by such holder and the shares of ACI common stock received by such holder as a result of both the base exchange ratio and the additional stock election exchange ratio) cash in an amount, without interest and rounded to the nearest cent, representing such holder's proportionate interest in the net proceeds from the sale by the exchange agent, on behalf of all such holders, of all fractional shares of ACI common stock which would otherwise be issued.

Debt Matters Related to the Rite Aid Merger

In connection with the proposed transaction with Rite Aid, ACI received a debt commitment letter on February 18, 2018, as amended and restated on March 12, 2018 and as further amended and restated on May 8, 2018 (as so amended and restated, the "debt commitment letter"), with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Barclays Bank PLC, Royal Bank of Canada, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, PNC Bank, National Association, PNC Capital Markets LLC, Suntrust Robinson Humphrey Inc., Suntrust Bank, U.S. Bank, National Association, The Bank of Tokyo- Mitsubishi UFJ, Ltd., Bank of Montreal, Fifth Third Bank, TD Bank, N.A. and Capital One, National Association (collectively, the "Commitment Parties"), pursuant to which, among other things, the Commitment Parties have committed to provide ACI with (i) $4,667 million of commitments to a new $5,000 million aggregate principal amount best efforts asset-based revolving credit facility (the "New ABL Facility"); (ii) incremental commitments under ACI's existing asset-based loan facility (the "ABL Facility") in an aggregate principal amount of $1,000 million in the event that the Best-Efforts ABL Facility does not become effective on the closing of the Mergers; (iii) a new asset-based term loan facility in an aggregate principal amount of $1,500 million (the "ABL Term Loan Facility"); and (iv) a new secured bridge loan facility in an aggregate principal amount of $500 million less the gross proceeds received by ACI and its subsidiaries of new senior notes issued prior to the closing of the Mergers (the "Secured Bridge Facility") (collectively, the "Financing"), in each case on the terms and subject to the conditions set forth in the debt commitment letter. The proceeds of the Financing will be used, among other things, to partially refinance certain of Rite Aid's existing indebtedness that is outstanding as of the closing date, including Rite Aid's 6.75% Senior Notes due 2021(the "2021 Rite Aid Notes") and Rite Aid's 6.125% Senior Notes due 2023 (the "2023 Rite Aid Notes" and together with the 2021 Rite Aid Notes, the "Rite Aid Notes"), and the Amended

and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of January 13, 2015, among Rite Aid, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent, pay fees and expenses in connection with the Mergers and finance cash consideration, if any, in connection with the Mergers. The New ABL Facility will be utilized by ACI only if the remaining $333 million of commitments are fully allocated to new or existing lenders prior to the date on which the Mergers are consummated, in which case the incremental commitments described under clause (ii) above will cease to apply.

On March 12, 2018, ACI, Bank of America, N.A., as administrative and collateral agent, and the co-borrowers, guarantors and lenders party to the ABL Facility, entered into an amendment to the ABL Facility (the "ABL Amendment"). The ABL Amendment, among other things, permits the incurrence of the ABL Term Loan Facility and the Secured Bridge Facility and implements other modifications in connection with the Mergers.

The Merger Agreement provides that Rite Aid may redeem, repurchase or otherwise satisfy and discharge the Rite Aid Notes at any time prior to the closing date and to the extent that any Rite Aid Notes remain outstanding on the closing date, such notes will be redeemed or otherwise satisfied and discharged in full.

Additional information with respect to the expected benefits, synergies, and opportunities presented by the Merger, as well as the related risks and uncertainties, is contained in our preliminary proxy statement/prospectus, included within our registration statement on Form S-4 (File No. 333-224169) filed with the Securities and Exchange Commission ("SEC") on April 6, 2018.

Litigation Related to the Rite Aid Merger

On April 24, 2018, Mel Aklile, a Rite Aid stockholder, (the "Plaintiff") brought a putative class action in Delaware Chancery Court against Rite Aid, the Company, Merger Sub, Merger Sub II and each of the Rite Aid directors (the "Director Defendants"), Del. C.A. No. 2018-0305-AGB. Mr. Aklile contends that Rite Aid stockholders have appraisal rights under Section 262 of the Delaware General Corporate Law (the "DGCL") because, notwithstanding that (i) Rite Aid stockholders are not required to receive consideration other than shares of ACI common stock (and cash in lieu of fractional shares, if any) in the merger and shares of ACI common stock will be listed on the NYSE immediately after the merger, and (ii) the election to receive cash consideration is voluntary and dependent upon Rite Aid stockholders' election (other than cash in lieu of fractional shares, if any), the alleged disparity in value between the additional cash consideration of $0.1832 per share and the additional stock exchange ratio of 0.0079 ACI common stock per share of Rite Aid common stock amounts to a “false choice” designed to deprive Rite Aid stockholders of their alleged appraisal rights. Plaintiff alleges breach of fiduciary duty claims against the Director Defendants for their alleged failure to provide, and inform Rite Aid stockholders of, their alleged statutory appraisal rights under Delaware law and for allegedly falsely informing Rite Aid stockholders that they will not have appraisal rights. Plaintiff further contends that the proxy statement/prospectus filed by the Company on April 6, 2018 was deficient under Section 262(d)(1) of the DGCL for failure to inform stockholders of their alleged appraisal rights. Mr. Aklile seeks declarations from the Chancery Court that the action is a proper class action and that the Director Defendants breached their fiduciary duties by failing to adequately inform class members of their appraisal rights under Delaware law, to enjoin the proposed action from closing until such time as class members are afforded the ability to seek appraisal of their shares, or otherwise permit class members to petition the Court for appraisal, and attorneys, fees, expenses and costs to plaintiff.

Defendants oppose plaintiffs claims on the ground that Rite Aid stockholders have no right of appraisal under the DGCL because they have a right to receive all stock consideration as described in the proxy statement/prospectus filed by the Company on April 6, 2018. Defendants intend to seek to dismiss the claims against them by bringing a dispositive motion and to otherwise vigorously defend against this action.

On May 7, 2018, the Chancery Court held a hearing on Plaintiff's motion to expedite and for a preliminary injunction. The Chancery Court denied plaintiff's motion to expedite, finding that plaintiff failed to assert a colorable claim for relief.

Stores

As of February 24, 2018, we operated 2,318 stores across 35 states and the District of Columbia under 20 well-known banners, including Albertsons, Safeway, Vons, Jewel-Osco, Shaw's, Acme, Tom Thumb, Randalls, United Supermarkets, Market Street, Pavilions, Star Market, Carrs and Haggen as well as meal kit company Plated based in New York City. We provide our customers with convenient and value-added services, including through our 1,777 pharmacies, 1,275 in-store branded coffee shops and 397 adjacent fuel centers. Complementary to our large network of stores, we aim to provide our customers a seamless omni-channel shopping experience by offering a growing set of digital offerings, including meal kits, home deliveries, "Drive up and Go", and online prescription refills.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel, and other items and services. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance and are reported in one reportable segment. Our operating segments and reporting units are made up of 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, have similar distribution methods, operate in similar regulatory environments and purchase merchandise from similar or the same vendors.

Merchandising and Manufacturing

We offer more than 10,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our shoppers as evidenced by Own Brands sales of over $11.5 billion in fiscal 2017. Year over year, we have demonstrated great progress and increased sales penetration of Own Brands by 60 basis points to 23%, excluding pharmacy, fuel and Starbuck's sales.

Own Brands continues to deliver on innovation with approximately 550 new items launched in fiscal 2017 and more than 1,400 in the pipeline for fiscal 2018. We are excited about our O Organics brand, which posted a 17% growth in sales year-over-year, with over 1,200 items and plans to introduce 300 new items in fiscal 2018. O Organics now joins Lucerne, Signature and Signature Café as a billion-dollar brand. In addition to new item innovation and brand development, Own Brands continues to focus on package redesign to refresh shelf presence and comply with new regulatory nutrition guideline changes.

As measured by units for fiscal 2017, 10.6% of our Own Brands merchandise was manufactured in company-owned facilities, and the remainder of our Own Brands merchandise was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that the Company's scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 24, 2018, we operated 20 food production plants. These plants consisted of seven milk plants, four soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Employees

As of February 24, 2018, we employed approximately 275,000 full- and part-time employees, of which approximately 184,000 were covered by collective bargaining agreements. During fiscal 2017, collective bargaining agreements covering approximately 9,400 employees were renegotiated. During fiscal 2018, 209 collective bargaining agreements covering approximately 54,000 employees are scheduled to expire. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The disclosure regarding our executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading "Directors, Executive Officers and Corporate Governance," in Item 10 and is incorporated herein by reference.

Seasonality

Our business is generally not seasonal in nature, but a larger share of annual revenues may be generated in our fourth quarter due to the major holidays in November and December.

Competitive Environment

Our competition includes, but is not limited to, traditional and specialty supermarkets, natural and organic food stores, general merchandise supercenters, membership clubs, online retailers, home delivery companies, meal kit services and pharmacies. Our competitive position depends on successfully competing on product quality and selection, store quality, shopping experience, customer service, convenience, and price.

Item 1A - Risk Factors

There are risks and uncertainties that can affect our business. The significant risk factors are discussed below. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 7 of this Form 10-K, which include forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

Risks Relating to Our Business and Industry

Various operating factors and general economic conditions affecting the food retail industry may affect our business and may adversely affect our business and operating results.

Our operations and financial performance are affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. While the combination of improved economic conditions, the trend towards lower unemployment, higher wages and lower gasoline prices have contributed to improved consumer confidence, there is continued uncertainty about the strength of the economic recovery. If the economy does not continue to improve or if it weakens, or if gasoline prices rebound, consumers may reduce spending, trade down to a less expensive mix of products or increasingly rely on food discounters, all of which could impact our sales. In addition, consumers' perception or uncertainty related to the economic recovery and future fuel prices could also dampen overall consumer confidence and reduce demand for our product offerings. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Several food items and categories, such as meat, eggs and dairy, experienced price deflation in the fiscal years ended February 25, 2017 and February 24, 2018, and this deflation could continue in the future. We are unable to predict if the economy will continue to improve, the rate at which the economy may improve, the direction of gasoline prices or if deflationary trends will occur. If the economy does not continue to improve or if it weakens, fuel prices increase or deflationary trends continue, our business and operating results could be adversely affected.

Competition in our industry is intense, and our failure to compete successfully may adversely affect our profitability and operating results.

The food and drug retail industry is large and dynamic, characterized by intense competition among a collection of local, regional and national participants. We face strong competition from other brick and mortar food and/or drug retailers, supercenters, club stores, discount stores, online retailers, specialty and niche supermarkets, drug stores, general merchandisers, wholesale stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants and home delivery and meal solution companies. Shifts in the competitive landscape, consumer preference or market share may have an adverse effect on our profitability and results of operations.

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. Although we have a growing internet presence and offer our customers the ability to shop online for both home delivery and in-store pick-up, there is no assurance that these online initiatives will be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross profits or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment and the development of our internet offerings, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

An increasingly competitive industry and deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical store sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our and their respective share of retail food sales through capital and price investment, increased promotional activity and new store growth, creating a more difficult environment to consistently increase year-over-year sales. Several of our primary competitors are larger than we are or have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in price, promotional activity and new or remodeled stores in order to grow their share of retail food sales. Price investment by our competitors has also, from time to time, adversely affected our operating margins. In recent years, we have invested in price in order to remain competitive and generate sales growth; however, there can be no assurance this strategy will be successful.

Because we face intense competition, we need to anticipate and respond to changing consumer preferences and demands more effectively than our competitors. We devote significant resources to differentiating our banners in the local markets where we operate and invest in loyalty programs to drive traffic. Our local merchandising teams spend considerable time working with store directors to make sure we are satisfying consumer preferences. In addition, we strive to achieve and maintain favorable recognition of our own brands and offerings, and market these offerings to consumers and maintain and enhance a perception of value for consumers. While we seek to continuously respond to changing consumer preferences, there are no assurances that our responses will be successful.

Our continued success is dependent upon our ability to control operating expenses, including managing health care and pension costs stipulated by our collective bargaining agreements to effectively compete in the food retail industry. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements, allowing them to more effectively leverage their fixed costs or more easily reduce operating expenses. Finally, we need to source, market and merchandise efficiently. Changes in our product mix also may negatively affect our profitability.

Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability.

Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

Increased commodity prices may adversely impact our profitability.

Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices worldwide have been volatile. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 397 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline. Increased regulation or significant increases in wholesale fuel costs could result in lower gross profit on fuel sales, and demand could be affected by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our results of operations.

Our stores rely heavily on sales of perishable products, and product supply disruptions may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on perishable products. Sales of perishable products accounted for approximately 41.0% of our total sales in fiscal 2017. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant perishable product inventory losses and significant lost revenue in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

Severe weather and natural disasters may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, extended winter storms, heat waves or tornadoes, as well as other natural disasters, in areas in which we have stores or distribution centers or from which we source or obtain products may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force in a market, temporary disruption in the manufacture of products, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or stores, a reduction in customer traffic and a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt our business and adversely affect our business.

Threats or potential threats to security of food and drug safety, the occurrence of a widespread health epidemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food or drug store industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic, such as pandemic flu, could have an adverse effect on our operating results or disrupt production and delivery of our products, our ability to appropriately staff our stores and potentially cause customers to avoid public gathering places or otherwise change their shopping behaviors.

We source our products from vendors and suppliers and related networks across the globe who may be subject to regulatory actions or face criticism due to actual or perceived social injustices, including human trafficking, child labor or environmental, health and safety violations. A disruption in our supply chain due to any regulatory action or social injustice could have an adverse impact on our supply chain and ultimately our business, including potential harm to our reputation.

We could be affected if consumers lose confidence in the food supply chain or the quality and safety of our products.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations after the Merger.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,777 pharmacies and, as a result, we are exposed to risks inherent in the packaging, dispensing, distribution, and disposal of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers, as well as increased regulatory risks and related costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

We are subject to numerous federal and state regulations. Each of our in-store pharmacies must be licensed by the state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration ("DEA"), and, in some states, a separate controlled substance license must be obtained to dispense controlled substances. In addition, pharmacies selling controlled substances are required to maintain extensive records and often report information to state and federal agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations.

During fiscal 2014, we received two subpoenas from the DEA requesting information concerning our record keeping, reporting and related practices concerning the theft or significant loss of controlled substances. On June 7, 2016, we received a third subpoena requesting information concerning potential diversion by one former employee in the Seattle/Tacoma area (Washington State). On July 18, 2017, the DEA and U.S. Department of Justice announced that they had reached an agreement with Safeway with respect to the matters under investigation. Under the agreement, Safeway (1) has paid a penalty of $3.0 million; (2) has surrendered its controlled substances license at one of its pharmacies in California and has had its controlled substances license at one of its pharmacies in Washington State suspended for four months; and (3) is subject to a three-year corrective action plan.

Application of federal and state laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our pharmacy business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows.

Part of our strategy includes pursuing acquisitions that we believe will be accretive to our business. With respect to any possible future acquisitions, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management's attention from, the business as a result of a number of obstacles, including, but not limited to:

•	failure to consummate the Merger or a potential future acquisition;

•	transaction litigation;

•	a failure of our due diligence process to identify significant risks or issues;

•	the loss of customers of the acquired company or our company;

•	negative impact on the brands or banners of the acquired company or our company;

•	a failure to maintain or improve the quality of customer service;

•	difficulties assimilating the operations and personnel of the acquired company;

•	our inability to retain key personnel of the acquired company;

•	the incurrence of unexpected expenses and working capital requirements;

•	our inability to achieve the financial and strategic goals, including synergies, for the combined businesses; and

•	difficulty in maintaining internal controls, procedures and policies.

Any of the foregoing obstacles, or a combination of them, could decrease gross profit margins or increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows.

We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations and financial condition.

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 24, 2018, approximately 187,000 of our employees were covered by collective bargaining agreements. During fiscal 2018, collective bargaining agreements covering approximately 54,000 of our employees are scheduled to expire. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our free cash flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results.

We are party to defined benefit retirement plans for employees at our Safeway, United, and NALP stores and distribution centers. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and cash contributions to fund the plans. In recent years, cash contributions have declined due to improved market conditions and the impact of the pension funding stabilization legislation, which increased the discount rate used to determine pension funding.

If financial markets do not improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the PBGC has the authority to petition a court to terminate an underfunded pension plan under limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Code, the liability under these defined benefit plans is joint and several with all members of the control group, such that each member of the control group would be liable for the defined benefit plans of each other member of the control group.

In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions that require us to make contributions to these plans in amounts established under collective bargaining agreements. Under the Pension Protection Act of 2006 (the "PPA"), contributions in addition to those made pursuant to a collective bargaining agreement may be required in limited circumstances.

Pension expenses for multiemployer pension plans are recognized by us as contributions are made. Benefits generally are based on a fixed amount for each year of service. Our contributions to multiemployer plans were $379.8 million, $399.1 million and $431.2 million during fiscal 2015, 2016 and 2017, respectively.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans, and the underfunding is not a direct obligation or liability of us. However, we have attempted, as of February 24, 2018, to estimate our share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. As of February 24, 2018, our estimate of the company's share of the underfunding of multiemployer plans to which we contribute was $4.1 billion. Our share of underfunding described above is an estimate and could change based on the results of collective bargaining efforts, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, if the employers currently contributing to these plans cease participation, and requirements under the PPA, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

Additionally, underfunding of the multiemployer plans means that, in the event we were to exit certain markets or otherwise cease making contributions to these plans, we could trigger a substantial withdrawal liability. Any accrual for withdrawal liability will be recorded when a withdrawal is probable and can be reasonably estimated, in accordance with GAAP. All trades or businesses in the employer's control group are jointly and severally liable for the employer's withdrawal liability.

We are subject to withdrawal liabilities related to Safeway's previous closure of its Dominick's division. One of the plans, the UFCW & Employers Midwest Pension Fund (the "Midwest Plan"), had asserted we may be liable for mass withdrawal liability, if the plan has a mass withdrawal, in addition to the liability the Midwest Plan already has assessed. We believe it is unlikely that a mass withdrawal will occur in the foreseeable future and dispute that the Midwest Plan would have the right to assess mass withdrawal liability against us if the Midwest Plan had a mass withdrawal. We are disputing in arbitration the amount of the withdrawal liability the Midwest Plan has assessed. The amount of the withdrawal liability recorded as of February 24, 2018 with respect to the Dominick's division was $160.1 million.

See Note 12—Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for more information relating to our participation in these multiemployer pension plans.

Unfavorable changes in government regulation may have a material adverse effect on our business.

Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices. We must comply with numerous provisions regulating health and sanitation standards, food labeling, energy, environmental, equal employment opportunity, minimum wages, pension, health insurance and other welfare plans, and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government laws, regulations or administrative procedures, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. In addition, regulatory changes could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our business.

The minimum wage continues to increase and is subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 24, 2018, we employed approximately 71,000 associates in California, where the current minimum wage was recently increased to $11.00 per hour effective January 1, 2018, and will gradually increase to $15.00 per hour by January 1, 2022. In Maryland, where we employed approximately 8,000 associates as of February 24, 2018, the minimum wage was recently increased to $9.25 per hour, and will gradually increase to $10.10 per hour by July 1, 2018. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 2,000 associates as of February 24, 2018, was recently increased to $15.00 per hour effective January 1, 2017 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,200 associates as of February 24, 2018, the minimum wage was recently increased to $11.00 per hour, and will gradually increase to $13.00 per hour by July 1, 2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

The food retail industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of qualified persons in the workforce in the local markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment and labor laws. Such laws related to employee hours, wages, job classification and benefits could significantly increase operating costs. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing wages for our employees could cause our profit margins to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Failure to attract and retain qualified associates could materially adversely affect our financial performance.

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could cause disruptions and expose us to potentially significant liabilities.

Our operations, including our 397 fuel centers, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources.

Federal regulations under the Clean Air Act require phase out of the production of ozone depleting refrigerants that include hydrochlorofluorocarbons, the most common of which is R-22. By 2020, production of new R-22 refrigerant gas will be completely phased out; however, recovered and recycled/reclaimed R-22 will be available for servicing systems after 2020. We are reducing our R-22 footprint while continuing to repair leaks, thus extending the useful lifespan of existing equipment. For fiscal 2017, $15 million was budgeted for system retrofits, and we have budgeted approximately $15 million in subsequent years. Leak repairs are part of the ongoing refrigeration maintenance budget. We may be required to spend additional capital above and beyond what is currently budgeted for system retrofits and leak repairs which could have a significant impact on our business, results of operations and financial condition.

Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial, and could have a material adverse effect on our business. Under current environmental laws, we may be held responsible for the remediation of environmental conditions regardless of whether we lease, sublease or own the stores or other facilities and regardless of whether such environmental conditions were created by us or a prior owner or tenant. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that negatively affect us directly or indirectly through increased costs on our suppliers. There can be no assurance that environmental contamination relating to prior, existing or future sites or other environmental changes will not adversely affect us through, for example, business interruption, cost of remediation or adverse publicity.

We are subject to, and may in the future be subject to, legal or other proceedings that could have a material adverse effect on us.

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, which contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions, could have a material adverse impact on our results of operations.

We may be adversely affected by risks related to our dependence on IT systems. Any future changes to or intrusion into these IT systems, even if we are compliant with industry security standards, could materially adversely affect our reputation, financial condition and operating results.

We have complex IT systems that are important to the success of our business operations and marketing initiatives. If we were to experience failures, breakdowns, substandard performance or other adverse events affecting these systems, or difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems and business.

Our ability to effectively manage the day-to-day business of approximately 515 NALP stores depends significantly on IT services and systems provided by SUPERVALU INC ("SuperValu") pursuant to two transition services agreements (the "SVU TSAs"). Prior to NALP's transition onto Safeway's IT systems, the failure of SuperValu's systems to operate effectively or to integrate with other systems, or unauthorized access into SuperValu's systems, could cause us to incur significant losses due to disruptions in our systems and business. On October 17, 2017, Albertson's LLC and NALP entered into wind-down agreements with SuperValu providing for, among other things, the termination of the SVU TSAs on September 21, 2018. Although we expect to complete the transition of the properties covered by the SVU TSAs onto Safeway's IT systems prior to September 1, 2018, we may experience disruptions as a part of that process. As a result, if we are unable to complete the transition of certain properties by September 1, 2018, we will be required to pay SuperValu additional fees under the wind-down agreements and remain dependent upon SuperValu to provide these services until the transition is complete.

We receive and store personal information in connection with our marketing and human resources organizations. The protection of our customer and employee data is critically important to us. Despite our considerable efforts to secure our respective computer networks, security could be compromised, confidential information could be misappropriated or system disruptions could occur, as has occurred with a number of other retailers. If we (or through SuperValu) experience a data security breach, we could be exposed to government enforcement actions, possible assessments from the card brands if credit card data was involved and potential litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether.

The loss of confidence from a data security breach involving our employees could hurt our reputation and cause employee recruiting and retention challenges.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. Any unauthorized access into our customers' sensitive information, or data belonging to us or our suppliers, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers' confidence in us, and subject us to potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our financial condition and results of operations.

As merchants who accept debit and credit cards for payment, we are subject to the Payment Card Industry ("PCI") Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines. In addition, we are required to comply with PCI DSS version 3.2 for our 2018 assessment, and are replacing or enhancing our in-store systems to comply with these standards. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our (or through SuperValu) IT systems will be able to prevent, contain or detect all cyber-attacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.2 and ANSI data encryption standards, could be significant.

Furthermore, on October 1, 2015, the payment card industry began to shift liability for certain transactions to retailers who are not able to accept Europay, Mastercard, and Visa ("EMV") chip card transactions (the "EMV Liability Shift"). We have substantially completed the process of implementing EMV chip card technology in our stores and are currently implementing EMV chip card technology in our fuel centers. Before the implementation of EMV chip card technology is completed by us, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, which could have an adverse effect on our business, financial condition or cash flows.

Termination of the SuperValu transition services agreements or the failure of SuperValu to perform its obligations thereunder could adversely affect our business, financial results and financial condition.

Our ability to effectively monitor and control the operations of our company depends to a large extent on the proper functioning of our IT and business support systems. In connection with our acquisition of NALP, Albertson's LLC and NALP each entered into an SVU TSA. Pursuant to the SVU TSAs, Albertson's LLC and NALP each pay fees to SuperValu for certain services, including back office, administrative, IT, procurement, insurance and accounting services. The SVU TSAs limit the liability of SuperValu to instances in which SuperValu has committed gross negligence in regard to the provision of services or has breached its obligations under the SVU TSAs. The SVU TSAs terminated and replaced a transition services agreement providing for substantially similar services, which we had previously entered into with SuperValu in connection with our June 2006 acquisition of certain Albertsons stores. We are dependent upon SuperValu to continue to provide these services to Albertson's LLC and NALP until we transition Albertson's LLC and NALP onto Safeway's IT system and otherwise replace SuperValu as a service provider to Albertson's LLC and NALP. In addition, we may depend on SuperValu to manage IT services and systems for additional stores we acquire, including the stores we have acquired from A&P, until we are able to transition such stores onto Safeway's IT system. The failure by SuperValu to perform its obligations under the SVU TSAs prior to Albertson's LLC's and NALP's transition onto Safeway's IT systems and to other service providers (external or internal) could adversely affect our business, financial results, prospects and results of operations.

On October 17, 2017, Albertson's LLC and NALP entered into wind-down agreements with SuperValu providing for, among other things, the termination of the SVU TSAs on September 21, 2018. Although we expect to complete the transition of the properties covered by the SVU TSAs onto Safeway's IT systems prior to September 1, 2018, we may suffer disruptions as part of that process. As a result, if we are unable to complete the transition of certain properties by September 1, 2018, we will be required to pay SuperValu additional fees under the wind-down agreements and remain dependent upon SuperValu to provide these services until our transition is complete.

Furthermore, SuperValu manages and operates NALP's distribution center located in the Lancaster, Pennsylvania area. Under an operating and supply agreement with SuperValu for the operation of, and supply of products from, the distribution center located in the Lancaster, Pennsylvania area (the "Lancaster Agreement"), SuperValu supplies NALP's Acme and Shaw's stores from the distribution center under a shared costs arrangement. The failure by SuperValu to perform its obligations under the Lancaster Agreement could adversely affect our business, financial results and financial condition.

Our third-party IT services provider discovered unauthorized computer intrusions in 2014. These intrusions could adversely affect our brands and could discourage customers from shopping in our Albertsons and NALP stores.

Our third-party IT services provider for Albertsons and NALP, SuperValu, informed us in the summer of 2014 that it discovered unlawful intrusions to approximately 800 Shaw's, Star Market, Acme, Jewel-Osco and Albertsons banner stores in an attempt to obtain payment card data. We have contacted the appropriate law enforcement authorities regarding these incidents and have coordinated with our merchant bank and payment processors to address the situation. We maintain insurance to address potential liabilities for cyber risks and, in the case of our company and NALP, are self-insured for cyber risks for periods prior to August 11, 2014. We have also notified our various insurance carriers of these incidents and are providing further updates to the carriers as the investigation continues.

On October 6, 2015, we received a letter from the Office of the Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices are leading a multi-state group that includes the attorneys general for 14 other states requesting specified information concerning the two data breach incidents. The multistate group has not made a monetary demand, and we are unable to estimate the possibility of or reasonable range of loss, if any. We have cooperated with the investigation. In addition, the payment card networks required that forensic investigations be conducted of the intrusions. The forensic firm retained by us to conduct an investigation has issued separate reports for each intrusion (copies of which have been provided to the payment card networks).

In both reports, the forensic firm found that not all of the PCI DSS standards had been met at the time of the intrusions and that some of this non-compliance may have contributed to or caused at least some portion of the compromise that occurred during the intrusions. On August 5, 2016, we were notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as its case management assessment. On December 5, 2016, we were further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which we paid on December 9, 2016; however, we dispute the MasterCard assessment and, on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss the litigation. In a decision dated August 25, 2017, the court denied MasterCard's motion, and the litigation is ongoing. On January 2, 2018, we were notified that Visa, Inc. ("Visa"), had asserted its assessment for incremental fraud losses and card reissuance costs for $1.0 million. We paid the assessment in the fiscal quarter ended February 24, 2018. On October 20, 2015, we agreed with one of our third-party payment administrators to provide a $15 million letter of credit to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved.

On January 4, 2018, this third-party payment administrator agreed to reduce the letter of credit to the Visa assessment amount of approximately $1.0 million. We have recorded an estimated liability for probable losses that we expect to incur in connection with the claims or potential claims to be made by the payment card networks. The estimated liability is based on information currently available to us and may change as new information becomes available or if other payment card networks assert their claims against us. We will continue to evaluate information as it becomes available and will record an estimate of additional loss, if any, when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Currently, the potential range of any loss above our currently recorded amount cannot be reasonably estimated given other claims may still be asserted by the payment card networks other than MasterCard and Visa and because significant factual and legal issues remain unresolved.

We believe the intrusions may have been an attempt to collect payment card data. As a result of the criminal intrusions, two class action complaints were filed against us by consumers and are currently pending, Mertz v. SuperValu Inc. et al, filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al, filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, we, together with SuperValu, filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit Court of Appeals and defendants filed a cross-appeal. In a decision dated August 30, 2017, the Eighth Circuit Court of Appeals reversed the District Court's dismissal of the case as to one of the 16 named plaintiffs, affirmed the dismissal as to the remaining 15 named plaintiffs and remanded the case to the District Court for further proceedings. On November 3, 2017, we filed a motion to dismiss with respect to the remaining plaintiff's claim on the basis that the plaintiff was not a customer of any of our stores, and on March 7, 2018, our motion to dismiss was granted with prejudice and these complaints are now resolved.

There can be no assurance that we will not suffer a similar criminal attack in the future or that unauthorized parties will not gain access to personal information of our customers. While we have recently implemented additional security software and hardware designed to provide additional protections against unauthorized intrusions, there can be no assurance that unauthorized individuals will not discover a means to circumvent our security. Computer intrusions could adversely affect our brands, have caused us to incur legal and other fees, may cause us to incur additional expenses for additional security measures and could discourage customers from shopping in our stores.

Two of our insurance carriers have denied our claim for cyber insurance coverage for losses resulting from the intrusions based on, among other things, the insurers' conclusions that the intrusions began prior to the start date for coverage under the cyber insurance policy. We responded to the insurers' denials disagreeing with the conclusions and reserving our rights. Our claims with other of our insurance carriers remain outstanding.

We use a combination of insurance and self-insurance to address potential liabilities for workers' compensation, automobile and general liability, property risk (including earthquake and flood coverage), director and officers' liability, employment practices liability, pharmacy liability and employee health care benefits.

We use a combination of insurance and self-insurance to address potential liabilities for workers' compensation, automobile and general liability, property risk (including earthquake and flood coverage), director and officers' liability, employment practices liability, pharmacy liability and employee health care benefits and cyber and terrorism risks. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The majority of our workers' compensation liability is from claims occurring in California. California workers' compensation has received intense scrutiny from the state's politicians, insurers, employers and providers, as well as the public in general.

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment.

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment. We have incurred significant impairment charges to earnings in the past. Long-lived asset impairment charges were $100.9 million, $46.6 million and $40.2 million in the fiscal years ended February 24, 2018, February 25, 2017 and February 27, 2016, respectively. Failure to achieve sufficient levels of cash flow at reporting units and at store-level could result in impairment charges on long-lived assets. We also review goodwill for impairment annually on the first day of the fiscal fourth quarter or if events or changes in circumstances indicate the occurrence of a triggering event. During fiscal 2017, we recorded a goodwill impairment loss of $142.3 million. The annual evaluation of goodwill performed for our reporting units during the fourth quarters of the fiscal years ended February 25, 2017 and February 27, 2016 did not result in impairment.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products. Energy and fuel costs are influenced by international, political and economic circumstances and have experienced volatility over time. To reduce the impact of volatile energy costs, we have entered into contracts to purchase electricity and natural gas at fixed prices to satisfy a portion of our energy needs. We also manage our exposure to changes in energy prices utilized in the shipping process through the use of short-term diesel fuel derivative contracts. Volatility in fuel and energy costs that exceeds offsetting contractual arrangements could adversely affect our results of operations.

We may have liability under certain operating leases that were assigned to third parties.

We may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, we could be responsible for the lease obligation.

With respect to other leases we have assigned to third parties, because of the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows. No liability has been recorded for assigned leases in our consolidated balance sheet related to these contingent obligations.

We may be unable to attract and retain key personnel, which could adversely impact our ability to successfully execute our business strategy.

The continued successful implementation of our business strategy depends in large part upon the ability and experience of members of our senior management. In addition, our performance is dependent on our ability to identify, hire, train, motivate and retain qualified management, technical, sales and marketing and retail personnel. We cannot assure you that we will be able to retain such personnel on acceptable terms or at all. If we lose the services of members of our senior management or are unable to continue to attract and retain the necessary personnel, we may not be able to successfully execute our business strategy, which could have an adverse effect on our business.

Risks Relating to Acquisitions and Integration

We may not be able to achieve the full amount of synergies that are anticipated, or achieve the synergies on the schedule anticipated, from the Safeway acquisition.

Although we currently expect to achieve annual synergies from the Safeway acquisition of approximately $823 million on a run-rate basis by February 23, 2019, with remaining associated one-time costs of approximately $200 million, including approximately $65 million of Safeway integration-related capital expenditures, inclusion of the projected synergies in this Annual Report on Form 10-K should not be viewed as a representation that we in fact will achieve this annual synergy target by February 23, 2019, or at all. Although we currently estimate that we achieved synergies from the Safeway acquisition of approximately $675 million during fiscal 2017, or approximately $750 million on an annual run-rate basis by February 24, 2018, the inclusion of these expected synergy targets in this Annual Report on Form 10-K should not be viewed as a representation that we have in fact achieved these synergies by February 24, 2018. To the extent we fail to achieve these synergies, our results of operations may be impacted, and any such impact may be material.

We have identified various synergies including corporate and division overhead savings, our own brands, vendor funds, costs of goods, the conversion of Albertsons and NALP onto Safeway's IT systems, marketing and advertising cost reduction and operational efficiencies within our back office, distribution and manufacturing organizations. Actual synergies, the expenses and cash required to realize the synergies and the sources of the synergies could differ materially from these estimates, and we cannot assure you that we will achieve the full amount of synergies on the schedule anticipated, or at all, or that these synergy programs will not have other adverse effects on our business. In light of these significant uncertainties, you should not place undue reliance on our estimated synergies.

We have incurred, and will continue to incur, significant integration costs in connection with Safeway.

We expect that we will continue to incur a number of costs associated with integrating the operations of Safeway to achieve expected synergies. The substantial majority of these costs will be non-recurring expenses resulting from the Safeway acquisition and will consist of our transition of NALP to Safeway's IT systems, consolidation costs and employment-related costs. Anticipated synergies are expected to require approximately $65 million of one-time integration-related capital expenditures during fiscal 2018. Additional unanticipated costs may be incurred in the integration of Safeway's business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

New business initiatives and strategies may be less successful than anticipated and could adversely affect our business.

The introduction, implementation, success and timing of new business initiatives and strategies, including, but not limited to, initiatives to increase revenue or reduce costs, may be less successful or may be different than anticipated, which could adversely affect our business.

Risks Relating to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of February 24, 2018, on an actual basis, we had $11.3 billion of debt outstanding, and we would have been able to borrow an additional $3.1 billion under the borrowing bases under our ABL Facility.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, we cannot assure you that we will be able to refinance any of our debt or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; or

•	negotiations with our lenders to restructure the applicable debt.

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.

Despite our significant indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements that govern our ABL Facility and our Term Loan Facility (together with the ABL Facility, the "Senior Secured Credit Facilities") and the indentures that govern NALP's 6.52% -7.15% Medium -Term Notes, due July 2027-June 2028, 7.75% Debentures due June 2026, 7.45% Senior Debentures due August 2029, 8.70% Senior Debentures due May 2030 and 8.00% Senior Debentures due May 2031 (collectively, the "NALP Notes"), Safeway's 5.00% Senior Notes due August 2019, 3.95% Senior Notes due August 2020, 4.75% Senior Notes due December 2021, 7.45% Senior Debentures due September 2027 and 7.25% Senior Debentures due February 2031, and ACI's 6.625% Senior Notes due June 2024 and 5.750% Senior Notes due September 2025 permit us to incur significant additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness, we require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, as described in the section entitled "Management's Discussion and Analysis of Financial Condition" of this Annual Report on Form 10-K. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit agreement, or any replacement revolving credit facility in respect thereof, could elect to terminate their revolving commitments thereunder, cease making further loans and institute foreclosure proceedings against the our assets, and we could be forced into bankruptcy or liquidation.

Our debt instruments limit our flexibility in operating our business.

Our debt instruments contain various covenants that limit our and our restricted subsidiaries' ability to engage in specified types of transactions, including, among other things:

•	incur additional indebtedness or provide guarantees in respect of obligations of other persons, or issue disqualified or preferred stock;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	repay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	sell or otherwise dispose of certain assets;

•	incur liens;

•	engage in sale and leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under our debt instruments. In addition, any debt agreements (including in connection with the Financing) we enter into in the future may further limit our ability to enter into certain types of transactions. In addition, the restrictive covenants in our ABL Facility require us, in certain circumstances, to maintain a specific fixed charge coverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet it. A breach of this covenant could result in a default under such facilities. Moreover, the occurrence of a default under our ABL Facility could result in an event of default under our other indebtedness. Upon the occurrence of an event of default under our ABL Facility, the lenders could elect to declare all amounts outstanding under such facilities to be immediately due and payable and terminate all commitments to extend further credit. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Currently, substantially all of our assets are pledged as collateral under the Senior Secured Credit Facilities.

As of February 24, 2018, on an actual basis, our total indebtedness was approximately $11.3 billion, including $5.7 billion outstanding under our Senior Secured Credit Facilities. As of February 24, 2018, on an actual basis, we had $576.8 million of outstanding standby letters of credit under our Senior Secured Credit Facilities. Substantially all of our and our subsidiaries' assets are pledged as collateral for this indebtedness. As of February 24, 2018, our ABL Facility would have permitted additional borrowings of up to a maximum of $3.1 billion under the borrowing bases as of that date. If we are unable to repay all secured borrowings under our Senior Secured Credit Facilities when due, whether at maturity or if declared due and payable following a default, the administrative agents or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increases in interest rates and/or a downgrade of our credit ratings could negatively affect our financing costs and our ability to access capital.

We have exposure to future interest rates based on the variable rate debt under our credit facilities and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through the use of various committed lines of credit. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash flows from operations. A downgrade in our credit ratings from the internationally recognized credit rating agencies could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets. A rating downgrade could also impact our ability to grow our business by substantially increasing the cost of, or limiting access to, capital.

Risks Relating to Our Proposed Merger with Rite Aid

Regulatory approval could prevent, or substantially delay, consummation of the Merger.

The special meeting of Rite Aid stockholders at which the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. In this event, if the Merger proposal is approved, ACI and Rite Aid may subsequently agree to conditions without further seeking stockholder approval, even if such conditions could have an adverse effect on Rite Aid, ACI or the combined company, except as required by applicable law.

The closing of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.

The closing of the Merger is subject to a number of conditions as set forth in the Merger Agreement that must be satisfied or waived, including, among other things, approval of the Merger Agreement by holders of a majority of the outstanding shares of common stock, par value $1.00 per share, of Rite Aid (the "Rite Aid common stock") entitled to vote on the Merger; expiration or earlier termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (which condition was satisfied on March 28, 2018); absence of any law or order prohibiting the Merger; approval for listing on the New York Stock Exchange (the "NYSE") of the shares of common stock, par value $0.01 per share, of ACI (the "ACI common stock") to be issued in the Merger and to be reserved for issuance in connection with the Merger; the approval of a "Form A" application with the Ohio Department of Insurance for ACI and its applicable stockholder(s); effectiveness of the registration statement on Form S-4 (File No. 333-224169) filed with the SEC on April 6, 2018; receipt by Rite Aid of not less than $4.076 billion of gross proceeds under the Amended and Restated Asset Purchase Agreement, dated as of September 18, 2017, by and among Rite Aid, Walgreens Boots Alliance, Inc. ("WBA") and Walgreen Co. (the "WBA asset purchase agreement") (which condition was satisfied on March 13, 2018); distribution by Albertsons Investor Holdings LLC ("Albertsons Investor") of all shares of ACI common stock owned by it to its respective equityholders; delivery by ACI to Rite Aid of the lock-up agreements, no action agreements and standstill agreement, in each case, in the form agreed to by the parties to the Merger Agreement; and absence of a material adverse effect on Rite Aid and ACI, in each case, as defined in the Merger Agreement.

The closing of the Merger is also dependent on the accuracy of representations and warranties made by the parties to the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Merger Agreement.

There can be no assurance as to whether or when the conditions to the closing of the Merger will be satisfied or waived or as to whether or when the Merger will be consummated.

The Merger is subject to approval by Rite Aid stockholders.

The Merger cannot be completed unless Rite Aid stockholders approve the Merger proposal by the affirmative vote of the holders of a majority of the outstanding shares of Rite Aid common stock entitled to vote on the Merger. If Rite Aid stockholders do not approve the Merger proposal, the Merger will not be completed.

Litigation filed against ACI, Rite Aid, Merger Sub, Merger Sub II and/or the members of the Rite Aid board of directors could prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, third parties may file lawsuits against ACI, Rite Aid, Merger Sub I, Merger Sub II and/or the members of the Rite Aid board of directors. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, any such lawsuits could prevent or delay completion of the Merger and result in substantial costs to ACI, Rite Aid or the combined company following the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company's business, financial condition, results of operations and cash flows.

The pendency of the Merger may cause disruptions in ACI's business, which could have an adverse effect on its business, financial condition or results of operations.

The pendency of the Merger could cause disruptions in and create uncertainty regarding ACI's business, which could have an adverse effect on its financial conditions and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the completion of the Merger, include the following:

•	certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect ACI's stores sales or gross profit;

•	negotiations with third party payors might be adversely affected which then might adversely affect ACI's stores sales or gross profit;

•	ACI's current and prospective associates may experience uncertainty about their future roles with ACI, which might adversely affect ACI's ability to attract and retain key personnel;

•
key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect ACI's operations and financial results;

•	ACI's current and prospective customers may experience uncertainty about the ability of ACI's stores to meet their needs, which might cause customers to make purchases elsewhere;

•
ACI's ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to ACI will be offered or that its business, prospects or results of operations will not be adversely affected;

•
ACI's ability to make appropriate changes to its business may be restricted by covenants in the Merger Agreement; these restrictions generally require ACI to conduct its business in the ordinary course and subject ACI to a variety of specified limitations absent Rite Aid's prior written consent. ACI may find that these and other contractual restrictions in the Merger Agreement may delay or prevent ACI from responding, or limit ACI's ability to respond effectively, to competitive pressures, industry developments and future business opportunities that may arise during such period, even if ACI's management believes they may be advisable; and

•	the costs and potential adverse outcomes of litigation relating to the Merger.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Merger, including, among other things, approval of the Merger Agreement by holders of a majority of the outstanding shares of Rite Aid common stock entitled to vote on the Merger; expiration or earlier termination of the waiting period (and any extension thereof) under the HSR Act (which condition was satisfied on March 28, 2018); absence of any law or order prohibiting the Merger; approval for listing on the NYSE of the shares of ACI common stock to be issued in the Merger and to be reserved for issuance in connection with the Merger; the approval of a "Form A" application with the Ohio Department of Insurance for ACI and its applicable stockholder(s); effectiveness of the registration statement on Form S-4 (File No. 333-224169) filed with the SEC on April 6, 2018; receipt by Rite Aid of not less than $4.076 billion of gross proceeds under the WBA asset purchase agreement (which condition was satisfied on March 13, 2018); distribution by Albertsons Investor of all shares of ACI common stock owned by it to its respective equityholders; delivery by ACI to Rite Aid of the lock-up agreements, no action agreements and standstill agreement, in each case, in the form agreed to by the parties to the Merger Agreement; and absence of a material adverse effect on Rite Aid and ACI, in each case, as defined in the Merger Agreement. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, either ACI or Rite Aid may terminate the Merger Agreement under certain circumstances including, among other reasons, if the Merger is not completed by August 18, 2018.

The Mergers, taken together, are expected to, but may not, qualify as a "reorganization" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code").

The parties expect the Mergers, taken together, to be treated as a "reorganization" within the meaning of the Code, and the obligation of Rite Aid and ACI to complete the Mergers is conditioned upon the receipt of U.S. federal income tax opinions to that effect from their respective tax counsel. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (the "IRS"), or the courts. The expectation that the Mergers, taken together, will be treated as a "reorganization" within the meaning of the Code reflects assumptions and was prepared taking into account the relevant information available to ACI and Rite Aid at the time. However, this information is not fact and should not be relied upon as necessarily indicative of future results.

Furthermore, such expectation constitutes a forward-looking statement. For information on forward looking statements, see "Special Note Regarding Forward-Looking Statements".

Risks Relating to the Combined Company Following the Merger

ACI may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, ACI's ability to combine its business with that of Rite Aid in a manner that facilitates growth opportunities and cost savings, including projected revenue opportunities and cost synergies. ACI believes that the Merger will provide an opportunity for revenue growth, including a number of new business areas for ACI and Rite Aid.

However, ACI must successfully combine the businesses of ACI and Rite Aid in a manner that permits these anticipated benefits to be realized. In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The combined company may be unable to retain Rite Aid and/or ACI personnel during the pendency of the Merger or after the Merger is completed. ACI and Mr. Standley may be unable to reach an agreement with respect to Mr. Standley's employment with the combined company.

The success of the Merger will depend in part on the combined company's ability to retain the talents and dedication of key employees currently employed by ACI and Rite Aid. It is possible that these employees may decide not to remain with ACI or Rite Aid, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. Additionally, ACI may be unable to reach an agreement with John T. Standley, who is currently expected to serve as Chief Executive Officer of the combined company, with respect to Mr. Standley's employment with the combined company. If certain executive officers or key employees choose not to continue or terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company's business activities may be adversely affected and management's attention may be diverted from successfully integrating Rite Aid to hiring suitable replacements, all of which may cause the combined company's business to suffer. In addition, ACI and Rite Aid may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.

The failure by the combined company to integrate successfully the business and operations of Rite Aid and ACI and execute on its business strategy in the expected time frame may adversely affect the combined company's future results.

Historically, ACI and Rite Aid have operated as independent companies, and they will continue to do so until the completion of the Merger. There can be no assurances that their businesses can be integrated successfully or that the combined company can increase revenue growth or profitability. There is no guarantee that ACI and Rite Aid will successfully realize the anticipated cost synergies or revenue opportunities in full or at all (or in the anticipated categories and/or percentages), and the anticipated benefits of the integration plan may not be realized. Actual revenue opportunities and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated or require greater charges than anticipated. If ACI is not able to adequately address integration challenges, the combined company may be unable to successfully integrate ACI's and Rite Aid's operations or to realize the anticipated benefits of the integration of the two companies.

Furthermore, it is possible that the integration process could result in the loss of key ACI or Rite Aid employees, the loss of customers, the disruption of either company's or both companies' ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of ACI and Rite Aid in order to realize the anticipated benefits of the Merger:

•	combining the companies' operations;

•
combining the businesses of ACI and Rite Aid and meeting the capital requirements of the combined company in a manner that permits ACI and Rite Aid to achieve the cost savings and revenue opportunities anticipated to result from the Merger, the failure of which would result in the material anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•
integrating the companies' technologies (see "-Risks Relating to ACI's Business and Industry-ACI may be adversely affected by risks related to its dependence on IT systems. Any future changes to or intrusion into these IT systems, even if ACI is compliant with industry security standards, could materially adversely affect its reputation, financial condition and operating results");

•	integrating and unifying the offerings and services available to customers, including ACI's just for U, MyMixx and fuel rewards programs and Rite Aid's Wellness+ loyalty program;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•
integrating the companies' financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•
maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors, including clients of Rite Aid's PBM, EnvisionRxOptions;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of either company's or both companies' management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company's ongoing business and the business of the combined company following the Merger.

Combining the businesses of ACI and Rite Aid may be more difficult, costly or time-consuming than expected, which may adversely affect the combined company's results and negatively affect the value of its common stock following the Merger.

ACI and Rite Aid have entered into the Merger Agreement because each believes that the Merger will be beneficial to its respective companies and stockholders and that combining the businesses of ACI and Rite Aid will produce revenue opportunities and cost savings. If the combined company is not able to successfully combine the businesses of ACI and Rite Aid in an efficient and effective manner, the anticipated revenue opportunities and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of ACI common stock may be affected adversely.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of ACI common stock following the Merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Rite Aid is also obligated to continue providing services to WBA pursuant to a transition services agreement, which may result in difficulties in integrating Rite Aid's and ACI's businesses. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. If ACI is not able to adequately address integration challenges, the combined company may be unable to successfully integrate ACI's and Rite Aid's operations or to realize the anticipated benefits of the integration of the two companies.

ACI and Rite Aid will incur significant integration, transaction and merger-related costs in connection with the Merger.

ACI and Rite Aid have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, capital expenditures, severance and other potential employment-related costs, including payments that may be made to certain Rite Aid executive officers, filing fees, printing expenses and other related charges. Some of these costs are payable by ACI and Rite Aid regardless of whether or not the Merger is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies' businesses. While both ACI and Rite Aid have assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

ACI and Rite Aid also expect to incur significant costs in connection with achieving the cost synergies and revenue opportunities that ACI and Rite Aid expect to achieve as a result of the Merger. These costs may be higher than expected, and the expected cost synergies and revenue opportunities may not be achieved in full or at all, or within the identified categories or at the estimated amounts and/or percentages. There may also be additional unanticipated significant costs and charges in connection with the Merger that the combined company may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income ACI and Rite Aid expect to achieve from the Merger. Although ACI and Rite Aid expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Third parties may terminate or alter existing contracts or relationships with ACI or Rite Aid.

ACI and Rite Aid have contracts with customers, suppliers, vendors, landlords, licensors and other business partners which may require ACI or Rite Aid to obtain consents from these other parties in connection with the Merger. Additionally, Envision Insurance Company is party to several health plan agreements featuring change of control provisions that may give third parties the right to terminate or alter their contracts with Envision Insurance Company as a result of the Merger. If consents under these and other agreements cannot be obtained, ACI or Rite Aid may suffer a loss of potential future revenues and may lose rights that are material to its respective businesses and the business of the combined company. In addition, third parties with whom ACI or Rite Aid currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Merger. Any such disruptions could limit the combined company's ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.

The combined company may be unable to retain Rite Aid and/or ACI personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company's ability to retain the talents and dedication of key employees currently employed by ACI and Rite Aid. It is possible that these employees may decide not to remain with ACI or Rite Aid, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company's business activities may be adversely affected and management's attention may be diverted from successfully integrating Rite Aid to hiring suitable replacements, all of which may cause the combined company's business to suffer. In addition, ACI and Rite Aid may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.

Rite Aid will experience an "ownership change" under Section 382 of the Code, potentially limiting its use of tax attributes, such as net operating losses and other tax attributes, to reduce future tax liabilities after completion of the Mergers.

Rite Aid has substantial net operating losses and other tax attributes for U.S. federal income tax purposes. The utilization of these tax attributes following completion of the Mergers depends on the timing and amount of taxable income earned by ACI and Rite Aid in the future, which Rite Aid is not able to predict. Moreover, Rite Aid will experience an "ownership change" under Section 382 of the Code as a result of the Mergers, potentially limiting the use of Rite Aid's tax attributes to reduce future tax liabilities of ACI and Rite Aid for U.S. federal income tax purposes. This limitation may affect the timing of when these tax attributes may be used which, in turn, may impact the timing and amount of cash taxes payable by ACI and Rite Aid.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 24, 2018, we operated 2,318 stores located in 35 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Indiana	4	New York	17
Arizona	141	Iowa	1	North Dakota	1
Arkansas	1	Louisiana	16	Oregon	124
California	605	Maine	21	Pennsylvania	53
Colorado	108	Maryland	68	Rhode Island	8
Connecticut	4	Massachusetts	78	South Dakota	3
Delaware	20	Montana	38	Texas	226
District of Columbia	13	Nebraska	5	Utah	5
Florida	3	Nevada	49	Vermont	19
Hawaii	22	New Hampshire	27	Virginia	39
Idaho	41	New Jersey	79	Washington	223
Illinois	182	New Mexico	35	Wyoming	14

The following table summarizes our stores by size as of February 24, 2018:

Square Footage	Number of stores	Percent of total
Less than 30,000	211	9.1%
30,000 to 50,000	810	34.9%
More than 50,000	1,297	56.0%
Total stores	2,318	100.0%

Approximately 42% of our operating stores are owned or ground-leased properties.

Our corporate headquarters are located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California and Phoenix, Arizona. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in Note 14 - Commitments and contingencies and off balance sheet arrangements in the Consolidated Financial Statements located elsewhere in this Form 10-K.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management's current belief, material differences in actual outcomes or changes in management's evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

Item 4 - Mine Safety Disclosures

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of the date of this report, there is no publicly-traded market for the Company's common stock. All of the shares of the Company's common stock are held by Albertsons Investor Holdings LLC, and KIM ACI.

Distributions

On June 30, 2017, the Company's predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders. The Company does not intend to declare or pay a dividend for the foreseeable future. Any dividends or changes to ACI’s dividend policy will be made at the discretion of the board of directors of ACI and will depend upon many factors, including the financial condition of ACI, earnings, legal requirements, including limitations imposed by Delaware law, and restrictions in ACI’s debt agreements that limit its ability to pay dividends to stockholders and other factors the board of directors of ACI deems relevant.

Item 6 - Selected Financial Information

The selected consolidated financial information set forth below is derived from our annual Consolidated Financial Statements for the periods indicated below, including the Consolidated Balance Sheets at February 24, 2018 and February 25, 2017 and the related Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the 52 weeks ended February 24, 2018, February 25, 2017 and February 27, 2016 and notes thereto appearing elsewhere in this Form 10-K.

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014(1)	Fiscal 2013(2)
Results of Operations
Net sales and other revenue	$59,924.6	$59,678.2	$58,734.0	$27,198.6	$20,054.7
Gross Profit	16,361.1	16,640.5	16,061.7	7,502.8	5,399.0
Selling and administrative expenses	16,223.7	16,000.0	15,660.0	8,152.2	5,874.1
Goodwill impairment	142.3	—	—	—	—
Bargain purchase gain	—	—	—	—	(2,005.7)
Operating (loss) income	(4.9)	640.5	401.7	(649.4)	1,530.6
Interest expense, net	874.8	1,003.8	950.5	633.2	390.1
(Gain) loss on debt extinguishment	(4.7)	111.7	—	—	—
Other expense (income)	42.5	(11.4)	(7)	96	—
(Loss) income before income taxes	(917.5)	(463.6)	(541.8)	(1,378.6)	1,140.5
Income tax benefit	(963.8)	(90.3)	(39.6)	(153.4)	(572.6)
Income (loss) from continuing operations, net of tax	46.3	(373.3)	(502.2)	(1,225.2)	1,713.1
Income from discontinued operations	—	—	—	—	19.5
Net income (loss)	$46.3	$(373.3)	$(502.2)	$(1,225.2)	$1,732.6

Balance Sheet (at end of period)
Cash and equivalents	$670.3	$1,219.2	$579.7	$1,125.8	$307.0
Total assets	21,812.3	23,755.0	23,770.0	25,678.3	9,281
Total stockholders' / member equity	1,398.2	1,371.2	1,613.2	2,168.5	1,759.6
Total debt, including capital leases	11,875.8	12,337.9	12,226.3	12,569.0	3,694.2
(1) Includes results from four weeks for the stores purchased in the Safeway acquisition on January 30, 2015.
(2) Includes results from 48 weeks for the stores purchased in our acquisition of New Albertson's, Inc. (now known as New Albertsons L.P. ("NALP")) on March 21, 2013 and eight weeks for the stores purchased in the United acquisition on December 29, 2013.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in Item 8 in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.
Our last three fiscal years consisted of the 52 weeks ended February 24, 2018 ("fiscal 2017"), February 25, 2017 ("fiscal 2016") and February 27, 2016 ("fiscal 2015"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons Companies," "ACI," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.
OVERVIEW

We are one of the largest food and drug retailers in the United States, with both a strong local presence and national scale. As of February 24, 2018, we operated 2,318 stores across 35 states and the District of Columbia under 20 well-known banners including Albertsons, Safeway, Vons, Jewel-Osco, Shaw’s, Acme, Tom Thumb, Randalls, United Supermarkets, Market Street, Pavilions, Star Market, Haggen and Carrs, as well as meal kit company Plated based in New York City. Over the past five years, we have completed a series of acquisitions that has significantly increased our portfolio of stores. We operated 2,318, 2,324, 2,271, 2,382, 1,075 and 192 stores as of February 24, 2018, February 25, 2017, February 27, 2016, February 28, 2015, February 20, 2014 and February 21, 2013, respectively. In addition, as of February 24, 2018, we operated 1,777 pharmacies, 1,275 in-store branded coffee shops, 397 adjacent fuel centers, 23 dedicated distribution centers, five Plated fulfillment centers and 20 manufacturing facilities.

Our operations and financial performance are affected by U.S. economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. While the combination of improved economic conditions, the trend towards lower unemployment, higher wages and lower gasoline prices have contributed to improved consumer confidence, there is continued uncertainty about the strength of the economic recovery. If the current economic situation does not continue to improve or if it weakens, or if gasoline prices rebound, consumers may reduce spending, trade down to a less expensive mix of products or increasingly rely on food discounters, all of which could impact our sales growth. In addition, consumers’ perception or uncertainty related to the economic recovery and future fuel prices could also dampen overall consumer confidence and reduce demand for our product offerings. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Several food items and categories, such as meat, eggs and dairy, experienced price deflation during 2017 and 2016, and such price deflation could continue in the future. We are unable to predict if the economy will continue to improve, or predict the rate at which the economy may improve, the direction of gasoline prices or if deflationary trends will occur. If the economy does not continue to improve or if it weakens or fuel prices increase, our business and results of operations could be adversely affected.

We currently expect to achieve approximately $823 million of annual synergies related to the Safeway acquisition on a run-rate basis by the end of fiscal 2018, with remaining associated one-time costs of approximately $200 million, including approximately $65 million of Safeway integration-related capital expenditures. Inclusion of the projected synergies should not be viewed as a representation that we in fact will achieve this annual synergy target by the end of fiscal 2018. To the extent we fail to achieve these synergies, our results of operations may be impacted, and any such impact may be material. We achieved synergies from the Safeway acquisition of approximately $575 million during fiscal 2016 and approximately $675 million during fiscal 2017.

We have identified various synergies including corporate and division overhead savings, our own brands, vendor funds, the conversion of Albertsons and NALP to Safeway’s IT systems, marketing and advertising cost reduction and operational efficiencies within our back office, distribution and manufacturing organizations. Actual synergies, the expenses and cash required to realize the synergies and the sources of the synergies could differ materially from these estimates, and we cannot assure you that we will achieve the full amount of synergies on the schedule anticipated, or that these synergy programs will not have other adverse effect on our business. In light of these significant uncertainties, you should not place undue reliance on our estimated synergies.

Total debt, including both the current and long-term portions of capital lease obligations and net of deferred financing costs and debt discounts, decreased $462.1 million to $11.9 billion as of the end of fiscal 2017 compared to $12.3 billion as of the end of fiscal 2016. The decrease in fiscal 2017 was primarily due to the repurchase of certain NALP Notes and the repayment of term loans made in connection with our term loan repricing that occurred in June 2017. Our substantial indebtedness could have important consequences. For example it could: adversely affect the market price of our common stock; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions and costs related to revenue opportunities in connection with the Mergers; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. See "Debt Management" contained in "Liquidity and Financial Resources."

In fiscal 2017, we spent approximately $1,547 million for capital expenditures, including approximately $200 million of Safeway integration-related capital expenditures. We expect to spend approximately $1,200 million in total for capital expenditures in fiscal 2018, or approximately 2.0% of our sales in fiscal 2017, including $65 million of Safeway integration-related capital expenditures. For fiscal 2017, we completed 166 upgrade and remodel projects and opened 15 new stores. For additional information on our capital expenditures, see the table under the caption "Projected fiscal 2018 Capital Expenditures" contained in "Liquidity and Financial Resources."

Reflecting consumer preferences, we have a significant focus on perishable products. Sales of perishable products accounted for approximately 41.0% and 40.9% of our sales in fiscal 2017 and 2016, respectively. We could suffer significant perishable product inventory losses and significant lost revenue in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Our stores rely heavily on sales of perishable products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We employed a diverse workforce of approximately 275,000, 273,000 and 274,000 associates as of February 24, 2018, February 25, 2017 and February 27, 2016, respectively. As of February 24, 2018, approximately 187,000 of our employees were covered by collective bargaining agreements. During fiscal 2018, collective bargaining agreements covering approximately 54,000 employees are scheduled to expire. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could increase our operating costs and disrupt our operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 24, 2018, we employed approximately 71,000 associates in California, where the current minimum wage was recently increased to $11.00 per hour effective January 1, 2018, and will gradually increase to $15.00 per hour by January 1, 2022. In Maryland, where we employed approximately 8,000 associates as of February 24, 2018, the minimum wage was recently increased to $9.25 per hour, and will gradually increase to $10.10 per hour by July 1, 2018. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 2,000 associates as of February 24, 2018, was recently increased to $15.00 per hour effective January 1, 2017 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,200 associates as of February 24, 2018, the minimum wage was recently increased to $11.00 per hour, and will gradually increase to $13.00 per hour by July 1,

2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

We participate in various multiemployer pension plans for substantially all employees represented by unions that require us to make contributions to these plans in amounts established under collective bargaining agreements. In fiscal 2017, we contributed $431.2 million to multiemployer pension plans. During fiscal 2018, we expect to contribute approximately $450 million to multiemployer pension plans, subject to collective bargaining agreements.

Our Strategy

Our operating philosophy is simple: We run great stores with a relentless focus on sales growth. We believe there are significant opportunities to grow sales and enhance profitability and Free Cash Flow, through execution of the following strategies:

Enhancing and Upgrading Our Fresh, Natural and Organic Offerings and Signature Products. We continue to enhance and upgrade our fresh, natural and organic offerings across our meat, produce, service deli and bakery departments to meet the changing tastes and preferences of our customers. We are rapidly growing our portfolio of USDA-certified organic products to include over 1,500 Own Brand products. In our recent acquisition of Plated, we added a meal kit company with leading technology and data capabilities, a strategic step for us as we continue to focus on innovation, personalization and customization. We also believe that continued innovation and expansion of our high-volume, high-quality and differentiated signature products will contribute to stronger sales growth.

Expanding Our Own Brands Offerings. We continue to drive sales growth and profitability by extending our Own Brand offerings across our banners, including high-quality and recognizable brands such as O Organics, Open Nature, Signature and Lucerne. Our Own Brand products achieved over $11.5 billion in sales during fiscal 2017.

Leveraging Our Effective and Scalable Loyalty Programs. We believe we can grow basket size and improve the shopping experience for our customers by expanding our just for U, MyMixx and fuel rewards programs. Over 13 million members are currently enrolled in our loyalty programs. We believe we can further enhance our merchandising and marketing programs by utilizing our customer analytics capabilities, including advanced digital marketing and mobile applications, to improve customer retention and provide targeted promotions to our customers. For example, our just for U and fuel rewards customers have demonstrated greater basket size, improved customer retention rates and an increased likelihood to redeem promotions offered in our stores.

Providing Our Customers with Convenient Digital Solutions. We seek to provide our customers with the means to shop how, when and where they choose. As consumer preferences evolve towards greater convenience, we are improving our online offerings, including home delivery and “Drive Up and Go” services. We continue to enhance our delivery platform to offer more delivery options and windows across our store base, including early morning deliveries, same-day deliveries, one-to-two hour deliveries by Instacart and unattended deliveries. In addition, we are seeking to expand our curbside “Drive Up and Go” program in order to enable customers to conveniently pick up their goods on the way home or to the office. We have added to our delivery offerings with our recent alliance with Instacart, offering delivery in as little as an hour across key market areas. We believe our strategy of providing customers with a variety of in-store and online options that suit their varying individual needs will drive additional sales growth and differentiate us from many of our competitors.

Capitalizing on Demand for Health and Wellness Services. We intend to leverage our portfolio of 1,777 pharmacies and our growing network of wellness clinics to capitalize on increasing customer demand for health and wellness services. Pharmacy customers are among our most loyal, and their average weekly spend on groceries is over 2.5x that of our non-pharmacy customers. We plan to continue to grow our pharmacy script counts through new patient prescription transfer programs and initiatives such as clinic, hospital and preferred network partnerships, which we believe will expand our access to more customers. To further enhance our pharmacy offerings, we recently acquired

MedCart Specialty Pharmacy, a URAC- accredited specialty pharmacy with accreditation and license to operate in over 40 states, which will extend our ability to service our customers’ health needs. We believe that these efforts will drive sales and generate customer loyalty.

Continuously Evaluating and Upgrading Our Store Portfolio. We plan to pursue a disciplined but committed capital allocation strategy to upgrade, remodel and relocate stores to attract customers to our stores and to increase store volumes. We opened 15 new stores in the both fiscal 2016 and 2017, and expect to open a total of 12 new stores in fiscal 2018. We completed 166 upgrade and remodel projects in fiscal 2017 and expect to complete 110 to 120 upgrade and remodel projects during fiscal 2018.

We believe that our store base is in excellent condition, and we have developed a remodel strategy that is both cost-efficient and effective. In addition to store remodels, we continuously evaluate and optimize store formats to better serve the different customer demographics of each local community. We have identified approximately 300 stores across our divisions that we have started to re-merchandise to our “Premium” format, where we offer a greater assortment of unique items in our fresh and service departments, as well as more natural, organic and healthy products throughout the store. Additionally, we have started to reposition approximately 100 stores across our divisions from our “Premium” format to an “Ultra-Premium” format that also offers gourmet and artisanal products, upscale décor and experiential elements including walk-in wine cellars and wine and cheese tasting counters.

Driving Innovation. We intend to drive traffic and sales growth through constant innovation. We will remain focused on identifying emerging trends in food and sourcing new and innovative products. We are adjusting our store layouts to accommodate a greater assortment of grab-and-go, individually packaged, and snack-sized meals. We are also rolling out new merchandising initiatives across our store base, including the introduction of meal kits, product sampling events, quality prepared foods and in-store dining.

Sharing Best Practices Across Divisions. Our division leaders collaborate closely to ensure the rapid sharing of best practices. Recent examples include the expansion of our O Organics and Open Nature offerings across banners, the accelerated roll-out of signature products such as Albertsons’ in-store fresh-cut fruit and vegetables and implementing Safeway’s successful wine and floral shop strategies, with broader product assortments and new fixtures across many of our banners.

We believe the combination of these actions and initiatives, together with the attractive industry trends will position us to achieve sales growth.

Enhance Our Operating Margin. Our focus on sales growth provides an opportunity to enhance our operating margin by leveraging our fixed costs. We plan to realize further margin benefits through added scale from partnering with vendors and by achieving efficiencies in manufacturing and distribution. We are investing in our supply channel, including the automation of several of our distribution centers, in order to create efficiencies and reduce costs. In addition, we maintain a disciplined approach to expense management and budgeting.

Implement Our Synergy Realization Plan. We currently expect to achieve $823 million in annual run-rate synergies by the end of fiscal 2018 from our acquisition of Safeway, with remaining associated one-time costs of approximately $200 million, including approximately $65 million of Safeway integration-related capital expenditures. Our detailed synergy plan was developed on a bottom-up, function-by-function basis by combined Albertsons and Safeway teams. The plan includes capturing opportunities from corporate and division cost savings, simplifying business processes and rationalizing headcount. By the end of fiscal 2018, we expect that Safeway’s information technology systems will support all of our stores, distribution centers and systems, including financial reporting and payroll processing, as we wind down our transition services agreement for our Albertsons, Acme, Jewel-Osco, Shaw’s and Star Market banners with SuperValu. We are extending the expansive and high-quality own brands program developed at Safeway across all of our banners. We believe our increased scale will help us to optimize and improve our vendor relationships. We also plan to achieve marketing and advertising savings from lower print, production and broadcast rates in overlapping regions and reduced agency spend. Finally, we intend to consolidate managed care provider reimbursement programs, increase vaccine penetration and leverage our combined scale. During fiscal 2016 and 2017 we achieved synergies from the Safeway acquisition of approximately $575 million and $675 million, respectively, principally from corporate and division overhead savings, our own brands vendor funds, the conversion of Albertsons and NALP onto Safeway’s IT systems, marketing and advertising cost reduction and operational efficiencies within our back office and distribution and manufacturing organizations.

Selectively Grow Our Store Base Organically and Through Acquisition. We intend to continue to grow our store base organically through disciplined but committed investment in new stores. We opened 15 new stores during both fiscal 2016 and 2017 and completed 166 upgrade and remodel projects during fiscal 2017. We acquired 73 stores from A&P for our Acme banner and 35 stores from Haggen for our Albertsons banner during fiscal 2015, and we acquired an additional 29 stores from Haggen during fiscal 2016, of which 15 operate under the Haggen banner. We evaluate acquisition opportunities on an ongoing basis as we seek to strengthen our competitive position in existing markets or expand our footprint into new markets. We believe our healthy balance sheet and decentralized structure provides us with strategic flexibility and a strong platform to make acquisitions. We believe our successful track record of integration and synergy delivery provides us with an opportunity to further enhance sales growth, leverage our cost structure and increase profitability and Free Cash Flow through selected acquisitions. On November 16, 2017, we acquired an equity interest in El Rancho, a Texas-based specialty grocer with 16 stores that focuses on Latino customers. The agreement with El Rancho provides us with an opportunity to invest in the fast-growing Latino grocery sector, and complements our successful operation of a variety of store banners in neighborhoods with significant Latino populations. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us, and we are currently participating in processes regarding several potential acquisition opportunities, including ones that would be significant to us.

Fiscal 2017 Highlights

•	Announced merger agreement with Rite Aid Corporation ("Rite Aid"), creating a leader in food, health and wellness

•	Fourth quarter fiscal 2017 identical store sales were positive at 0.6%

•	Accelerated growth of eCommerce and digital offerings, including expansion of 'Drive-Up and Go'

•	Announced alliance with Instacart for same-day deliveries offered in over 1,300 stores

•	Acquired DineInFresh, Inc. ("Plated"), a premier provider of meal kits, and initiated roll-out of Plated meal kits in-store

•	Increased penetration in Own Brands by 60 basis points to 23%

•	Increased registered households in Company loyalty programs by 24%

•	Acquired an equity interest in El Rancho (as defined herein), a Texas-based Hispanic specialty grocer

•	Acquired MedCart Specialty Pharmacy

•	Supported local communities in hurricane relief efforts

Reorganization Transactions

Prior to December 3, 2017, ACI had no material assets or operations. On December 3, 2017, Albertsons Companies LLC ("ACL") and its parent, AB Acquisition LLC, a Delaware limited liability company ("AB Acquisition"), completed a reorganization of its legal entity structure whereby the existing equityholders of AB Acquisition each contributed their equity interests in AB Acquisition to Albertsons Investor Holdings LLC ("Albertsons Investor"), and KIM ACI, LLC ("KIM ACI"). In exchange, equityholders received a proportionate share of units in Albertsons Investor and KIM ACI, respectively. Albertsons Investor and KIM ACI then contributed all of the AB Acquisition equity interests they received to ACI in exchange for common stock issued by ACI. As a result, Albertsons Investor and KIM ACI became the parents of ACI owning all of its outstanding common stock with AB Acquisition and its subsidiary, ACL, becoming wholly-owned subsidiaries of ACI. On February 25, 2018, ACL merged with and into ACI, with ACI as the surviving corporation (such transactions, collectively, the "Reorganization Transactions"). Prior to February 25, 2018, substantially all of the assets and operations of ACI were those of its subsidiary, ACL. The Reorganization Transactions were accounted for as a transaction between entities under common control, and accordingly, there was no change in the basis of the underlying assets and liabilities. The Consolidated Financial Statements are reflective of the changes that occurred as a result of the Reorganization Transactions. Prior to February 25,2018, the Consolidated Financial Statements of ACI reflect the net assets and operations of ACL.

Stores
The following table shows stores operating, acquired, opened, divested and closed during the periods presented:

	52 weeks ended
	February 24, 2018	February 25, 2017	February 27, 2016
Stores, beginning of period	2,324	2,271	2,382
Acquired (1)	5	78	74
Opened	15	15	7
Divested	—	—	(153)
Closed	(26)	(40)	(39)
Stores, end of period	2,318	2,324	2,271
(1) Excludes acquired stores not yet re-opened as of the end of each respective period.
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Less than 30,000	211	210	9.1%	9.0%	4.9	4.9
30,000 to 50,000	810	812	34.9%	35.0%	34.0	34.1
More than 50,000	1,297	1,302	56.0%	56.0%	76.5	76.6
Total Stores	2,318	2,324	100.0%	100.0%	115.4	115.6
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

ACQUISITIONS AND OTHER INVESTMENTS

Pending Rite Aid Merger

On February 18, 2018, we entered into a definitive merger agreement with Rite Aid, one of the nation's leading drugstore chains. At the effective time of the merger, each share of Rite Aid common stock issued and outstanding at such time will be converted into the right to receive 0.1000 of a share of ACI common stock, plus at the Rite Aid stockholder's election, either (i) an amount in cash equal to $0.1832 per share of Rite Aid common stock, without interest, or (ii) 0.0079 of a share of ACI common stock per share of Rite Aid common stock. Subject to the approval of Rite Aid's stockholders, and other customary closing conditions, the merger is expected to close early in the second half of calendar 2018. In connection with the proposed merger, we received a debt commitment letter pursuant to which, among other things, certain institutions have committed to provide ACI with (i) $4,667 million of commitments to a new $5,000 million aggregate principal amount best efforts asset-based revolving credit facility; (ii) incremental commitments under our existing asset-based loan facility in an aggregate principal amount of $1,000 million in the event that the Best-Efforts ABL Facility does not become effective on the closing date; (iii) a new asset-based term loan facility in an aggregate principal amount of $1,500 million; and (iv) a new secured bridge loan facility in an aggregate principal amount of $500 million less the gross proceeds received by us of new senior notes issued prior to the closing of the

Mergers, in each case on the terms and subject to the conditions set forth in the debt commitment letter. The proceeds of the financing will be used, among other things, to partially refinance certain of Rite Aid’s existing indebtedness that is outstanding as of the closing of the Mergers.

MedCart

On May 31, 2017, we acquired MedCart Specialty Pharmacy, a URAC-accredited specialty pharmacy with accreditation and license to operate in over 40 states, which extends our ability to service our customers’ health needs.

Plated

On September 20, 2017, we acquired Plated, a provider of meal kit services. The deal advanced a shared strategy to reinvent the way consumers discover, purchase, and experience food. In teaming up with Plated, we added a meal kit company with leading technology and data capabilities.

El Rancho

On November 16, 2017, we acquired a 45% equity interest in each of Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer with 16 stores that focuses on Latino customers. We have the option to acquire the remaining 55% of El Rancho at any time until six months after the delivery of El Rancho’s financial results for the fiscal year ended December 31, 2021. If we elect to exercise the option to acquire the remaining equity of El Rancho, the price to be paid by us for the remaining equity will be calculated using a predetermined market-based formula. Our equity interest in El Rancho expands our presence in the fast-growing Latino grocery sector and complements our successful operation of a variety of store banners in neighborhoods with significant Latino populations.

Casa Ley

During the fourth quarter of fiscal 2017, we completed the sale of our equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley") and distributed approximately $0.934 in cash per Casa Ley CVR (or approximately $222 million in the aggregate) pursuant to the terms of the Casa Ley CVR agreement.
Haggen Transaction
During the fourth quarter of fiscal 2014, in connection with the acquisition of Safeway, we announced that we had entered into agreements to sell 168 stores as required by the Federal Trade Commission (the "FTC") as a condition of closing the Safeway acquisition. We sold 146 of these stores to Haggen Holdings, LLC ("Haggen"). On September 8, 2015, Haggen commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. After receiving FTC and state attorneys general clearance, and Bankruptcy Court approval, during the fourth quarter of fiscal 2015, we re-acquired 35 stores from Haggen for an aggregate purchase price of $32.6 million.

Haggen also secured Bankruptcy Court approval for bidding procedures for the sale of 29 additional stores. On March 25, 2016, we entered into a purchase agreement to acquire the 29 additional stores, which included 15 stores originally sold to Haggen as part of the FTC divestitures, and certain trade names and other intellectual property, for an aggregate purchase price of approximately $114 million. We completed the acquisition of these 29 stores on June 23, 2016 (such acquisition, together with the acquisition of 35 stores from Haggen during fiscal 2015, the "Haggen Transaction").

A&P Transaction
In the fourth quarter of fiscal 2015, our indirect wholly owned subsidiary, Acme Markets, completed its acquisition of 73 stores from A&P (the "A&P Transaction"). The purchase price for the 73 stores, including the cost of acquired inventory, was $292.7 million. The acquired stores, which are principally located in the northern New York City suburbs, northern New Jersey and the greater Philadelphia area, are complementary to Acme Markets' existing store and distribution base and were re-bannered as Acme stores.

RESULTS OF OPERATIONS
The following table and related discussion sets forth certain information and comparisons regarding the components of our Consolidated Statements of Operations for fiscal 2017, fiscal 2016 and fiscal 2015, respectively (in millions):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
Net sales and other revenue	$59,924.6	100.0%	$59,678.2	100.0%	$58,734.0	100.0%
Cost of sales	43,563.5	72.7	43,037.7	72.1	42,672.3	72.7
Gross profit	16,361.1	27.3	16,640.5	27.9	16,061.7	27.3
Selling and administrative expenses	16,223.7	27.1	16,000.0	26.8	15,660.0	26.7
Goodwill impairment	142.3	0.2	—	—	—	—
Operating (loss) income	(4.9)	—	640.5	1.1	401.7	0.6
Interest expense, net	874.8	1.5	1,003.8	1.7	950.5	1.6
(Gain) loss on debt extinguishment	(4.7)	—	111.7	0.2	—	—
Other expense (income)	42.5	—	(11.4)	—	(7.0)	—
Loss before income taxes	(917.5)	(1.5)	(463.6)	(0.8)	(541.8)	(1.0)
Income tax benefit	(963.8)	(1.6)	(90.3)	(0.2)	(39.6)	—
Net income (loss)	$46.3	0.1%	$(373.3)	(0.6)%	$(502.2)	(1.0)%
Identical Store Sales, Excluding Fuel
Identical store sales, on an actual basis, is defined as stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis, excluding fuel. Acquired stores become identical on the one-year anniversary date of their acquisition. Identical store sales results, on an actual basis, for the past three fiscal years were as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Identical store sales, excluding fuel	(1.3)%	(0.4)%	4.4%

Our identical store sales decrease in fiscal 2017 was driven by a decrease of 2.9% in customer traffic partially offset by an increase of 1.6% in average ticket size. During fiscal 2016 and the first half of fiscal 2017, our identical store sales were negatively impacted by food price deflation in certain categories, including meat, eggs and dairy, together with selective investments in price. Our fourth quarter of fiscal 2017 identical store sales were positive at 0.6%, which reflected the benefit from improvements in customer traffic trends and an increase in average ticket. We anticipate overall identical store sales growth of 1.5% to 2.0% during fiscal 2018 with such growth being weighted more to the second half of fiscal 2018.
Operating Results Overview
Net income was $46.3 million in fiscal 2017 compared to net loss of $373.3 million in fiscal 2016, an increase of $419.6 million. This improvement was primarily attributable to the Income tax benefit of $963.8 million, a $129.0 million reduction in interest expense and incremental synergies related to the Safeway acquisition, partially offset by a decrease in operating income of $645.4 million. The decrease in operating income was primarily driven by lower gross profit, goodwill and other asset impairment charges, higher employee related costs and increased depreciation and amortization expense.

The declines in identical store sales and operating results in fiscal 2017 compared to fiscal 2016 were driven by our performance during the first three quarters of fiscal 2017 as we achieved increases in identical store sales and improved operating results in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. We believe the recent fourth quarter improvements in the trends and operating results of our business are attributable, in part, to our selective investments in price and the continuously increasing offerings we are providing to our customers and will continue into fiscal 2018.
Net Sales and Other Revenue
Net sales and other revenue increased $246.4 million, or 0.4%, from $59,678.2 million in fiscal 2016 to $59,924.6 million in fiscal 2017. The components of the change in Net sales and other revenue for fiscal 2017 were as follows (in millions):

Fiscal 2017
Net sales and other revenue for fiscal 2016	$59,678.2
Additional sales due to new stores and acquisitions, net of store closings	589.4
Increase in fuel sales	411.2
Identical store sales decline of 1.3%	(740.4)
Other (1)	(13.8)
Net sales and other revenue for fiscal 2017	$59,924.6
(1) Primarily relates to changes in non-identical store sales and other revenue.

The primary increase in Net sales and other revenue in fiscal 2017 as compared to fiscal 2016 was driven by an increase of $589.4 million from new stores and acquisitions, net of store closings, and an increase of $411.2 million in fuel sales primarily driven by higher average retail pump prices, partially offset by a decline of $740.4 million from our 1.3% decline in identical store sales.

Net sales and other revenue increased $944.2 million, or 1.6%, from $58,734.0 million in fiscal 2015 to $59,678.2 million in fiscal 2016. The components of the change in net sales and other revenue for fiscal 2016 were as follows (in millions):

Fiscal 2016
Net sales and other revenue for fiscal 2015	$58,734.0
Additional sales due to A&P and Haggen Transactions, for the periods not considered identical	1,843.4
Decline in sales from FTC-mandated divestitures	(444.5)
Decline in fuel sales	(261.4)
Identical store sales decline of 0.4%	(213.3)
Other (1)	20.0
Net sales and other revenue for fiscal 2016	$59,678.2
(1) Primarily relates to changes in non-identical store sales and other revenue.

The primary increase in Net sales and other revenue in fiscal 2016 as compared to fiscal 2015 was driven by an increase of $1,843.4 million from the acquired A&P and Haggen stores, partially offset by a decline of $213.3 million from our 0.4% decline in identical store sales, a decline of $444.5 million in sales related to stores sold as part of the FTC divestiture process and $261.4 million in lower fuel sales driven by lower average retail pump prices.

Gross Profit
Gross profit represents the portion of sales and other revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs associated with our distribution network. Advertising, promotional expenses and vendor allowances are also components of cost of goods sold.
Gross profit margin decreased 60 basis points to 27.3% in fiscal 2017 compared to 27.9% in fiscal 2016. Excluding the impact of fuel, the gross profit margin decreased 50 basis points. The decrease in fiscal 2017 as compared to fiscal 2016 was primarily attributable to our investment in promotions and price and higher shrink expense as a percentage of sales, which was partially due to system conversions related to our integration.

Fiscal 2017 vs. Fiscal 2016	Basis point increase (decrease)
Investment in price and changes in product mix	(36)
Shrink expense	(23)
LIFO expense	(1)
Safeway acquisition synergies	10
Total	(50)
Gross profit margin increased 60 basis points to 27.9% in fiscal 2016 compared to 27.3% in fiscal 2015. Excluding the impact of fuel, the gross profit margin increased 50 basis points. The increase was primarily attributable to synergies achieved as part of the Safeway integration related to the deployment of our own brand products across our Albertsons and New Albertsons, L.P. ("NALP") stores and improved vendor pricing and savings related to the consolidation of our distribution network. These increases were partially offset by higher shrink expense as a percentage of sales during fiscal 2016 compared to fiscal 2015.

Fiscal 2016 vs. Fiscal 2015	Basis point increase (decrease)
Safeway acquisition synergies	43
Product mix	28
Lower LIFO expense	7
Higher shrink expense	(27)
Other	(1)
Total	50

Selling and Administrative Expenses
Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses increased 30 basis points to 27.1% of Net sales and other revenue in fiscal 2017 from 26.8% in fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 40 basis points during fiscal 2017 compared to fiscal 2016.

Fiscal 2017 vs. Fiscal 2016	Basis point increase (decrease)
Employee wage and benefit costs	20
Net property dispositions, asset impairment and lease exit costs	18
Depreciation and amortization	14
Store related costs	12
Pension expense, net	(17)
Safeway acquisition synergies	(7)
Total	40

Increased employee wage and benefit costs, asset impairments and lease exit costs, higher depreciation and amortization expense and higher store related costs during fiscal 2017 compared to fiscal 2016 were offset by lower pension costs and increased Safeway acquisition synergies. Increased employee wage and benefit costs and higher store related costs were primarily attributable to deleveraging of sales on fixed costs. Higher asset impairments and lease exit costs were primarily related to asset impairments in underperforming and closed stores. These increases were partially offset by lower pension expense, net driven by a $25.4 million settlement gain during fiscal 2017 primarily due to an annuity settlement on a portion of our defined benefit pension obligation.

Selling and administrative expenses increased 10 basis points to 26.8% of Net sales and other revenue in fiscal 2016 from 26.7% in fiscal 2015. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue was flat during fiscal 2016 compared to fiscal 2015.

Fiscal 2016 vs. Fiscal 2015	Basis point increase (decrease)
Depreciation and amortization	26
Employee wage and benefit costs	24
Pension expense, net, including the charge related to the Collington acquisition	14
Net property dispositions, asset impairment and lease exit costs	(25)
Acquisition and integration costs	(18)
Safeway acquisition synergies	(14)
Other	(7)
Total	—
Increased depreciation and amortization expense in addition to higher pension and employee wage and benefit costs during fiscal 2016 compared to fiscal 2015 were offset by gains on property dispositions, a decrease in acquisition and integration costs and increased Safeway acquisition synergies in fiscal 2016 compared to fiscal 2015. The increase in pension expense is primarily driven by the $78.9 million charge related to the acquisition of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. during fiscal 2016. The increase in depreciation and amortization expense is primarily driven by an increase in property, equipment and intangibles balances primarily related to the A&P and Haggen transactions and capital expenditures.

Interest Expense, Net
Interest expense, net was $874.8 million in fiscal 2017, $1,003.8 million in fiscal 2016 and $950.5 million in fiscal 2015. The decrease in Interest expense, net for fiscal 2017 compared to fiscal 2016 is primarily due to lower average interest rates on outstanding borrowings reflecting the benefit of our refinancing transactions during fiscal 2016 in addition to higher write off of deferred financing costs in fiscal 2016 related to the refinancing transactions.
The following details our components of Interest expense, net for the respective fiscal years (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
ABL Facility, senior secured and unsecured notes, term loans and debentures	$701.5	$764.3	$777.0
Capital lease obligations	96.3	106.8	97.0
Amortization and write off of deferred financing costs	56.1	84.4	69.3
Amortization and write off of debt discounts	16.0	22.3	12.9
Other interest expense (income)	4.9	26.0	(5.7)
Interest expense, net	$874.8	$1,003.8	$950.5

The weighted average interest rate during the year was 6.5%, excluding amortization of debt discounts and deferred financing costs. The weighted average interest rate during fiscal 2016 and fiscal 2015 was 6.8%.
(Gain) Loss on Debt Extinguishment
During fiscal 2017, we repurchased NALP Notes with a par value of $160.0 million and a book value of $140.2 million for $135.5 million plus accrued interest of $3.7 million (the "NALP Notes Repurchase"). In connection with the NALP Notes Repurchase, we recorded a gain on debt extinguishment of $4.7 million.
On June 24, 2016, a portion of the net proceeds from the issuance of the 2024 Notes was used to fully redeem $609.6 million of 2022 Notes (the "Redemption"). In connection with the Redemption, we recorded a $111.7 million loss on debt extinguishment comprised of an $87.7 million make-whole premium and a $24.0 million write off of deferred financing costs and original issue discount.
Other Expense (Income)
For fiscal 2017, other expense was $42.5 million primarily driven by changes in our equity method investment in Casa Ley, changes in the fair value of the contingent value rights, which we refer to as CVRs, and gains and losses on the sale of investments. For fiscal 2016, other income was $11.4 million primarily driven by gains on the sale of certain investments and changes in our equity method investments. For fiscal 2015, other income was $7.0 million primarily driven by equity in the earnings of Casa Ley.

Income Taxes
Income tax was a benefit of $963.8 million in fiscal 2017, $90.3 million in fiscal 2016, and $39.6 million in fiscal 2015. Prior to the Reorganization Transactions, a substantial portion of the businesses and assets were held and operated by limited liability companies, which are generally not subject to entity-level federal or state income taxation. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and based on our current review of the Tax Act, we expect it to result in a significant ongoing benefit to us, primarily as the result of the reduction in the corporate tax rate from 35% to 21% and the ability to accelerate depreciation deductions for qualified property purchases. Beginning in fiscal 2018, we expect our effective tax rate to be in the mid-twenties before discrete items.
The components of the change in income taxes for the last three fiscal years were as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income tax benefit at federal statutory rate	$(301.5)	$(162.3)	$(189.6)
State income taxes, net of federal benefit	(39.8)	(20.2)	(38.9)
Change in valuation allowance	(218.0)	107.1	113.0
Unrecognized tax benefits	(36.5)	(18.7)	3.1
Member loss	83.1	16.6	60.4
Charitable donations	—	(11.1)	(11.1)
Tax credits	(9.1)	(17.3)	(6.9)
Indemnification asset / liability	—	5.1	14.0
Effect of Tax Cuts and Jobs Act	(430.4)	—	—
CVR liability adjustment	(20.3)	7.5	—
Reorganization of limited liability companies	46.7	—	—
Nondeductible equity-based compensation expense	1.6	4.2	12.3
Other	(39.6)	(1.2)	4.1
Income tax benefit	$(963.8)	$(90.3)	$(39.6)

The income tax benefit in fiscal 2017 includes a net $218.0 million non-cash benefit from the reversal of a valuation allowance during fiscal 2017 and a net non-cash benefit of $430.4 million in the fourth quarter of fiscal 2017 as a result of a reduction in net deferred tax liabilities due to the lower corporate income tax rate from the enactment of the Tax Act, partially offset by an increase of $46.7 million in net deferred tax liabilities from our limited liability companies related to the Reorganization Transactions.

Adjusted EBITDA

EBITDA, Adjusted EBITDA and Free Cash Flow (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross profit and Net cash provided by operating activities. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA and Free Cash Flow provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. The presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

For fiscal 2017, Adjusted EBITDA was $2.4 billion, or 4.0% of Net sales and other revenue compared to $2.8 billion, or 4.7% of Net sales and other revenue, for fiscal 2016. The decrease in Adjusted EBITDA primarily reflects lower gross profit, higher employee wage and benefit costs and deleveraging of sales on fixed costs in fiscal 2017 compared to fiscal 2016.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income (loss)	$46.3	$(373.3)	$(502.2)
Depreciation and amortization	1,898.1	1,804.8	1,613.7
Interest expense, net	874.8	1,003.8	950.5
Income tax benefit	(963.8)	(90.3)	(39.6)
EBITDA	1,855.4	2,345.0	2,022.4

(Gain) loss on interest rate and commodity hedges, net	(6.2)	(7.0)	16.2
Acquisition and integration costs (1)	217.7	213.6	342.0
(Gain) loss on debt extinguishment	(4.7)	111.7	—
Equity-based compensation expense	45.9	53.3	97.8
Net loss (gain) on property dispositions, asset impairment and lease exit costs (2)	66.7	(39.2)	103.3
Goodwill impairment	142.3	—	—
LIFO expense (benefit)	3.0	(7.9)	29.7
Collington acquisition (3)	—	78.9	—
Facility closures and related transition costs (4)	12.4	23.0	25.0
Other (5)	65.4	45.1	44.7
Adjusted EBITDA	$2,397.9	$2,816.5	$2,681.1
(1) Primarily includes costs related to acquisitions, integration of acquired businesses, expenses related to management fees paid in connection with acquisition and financing activities, adjustments to tax indemnification assets and liabilities and losses on acquired contingencies in connection with the Safeway acquisition.
(2) Fiscal 2017 includes asset impairment losses of $100.9 million primarily related to underperforming stores. Fiscal 2016 includes a net gain of $42.9 million related to the disposition of a portfolio of surplus properties. Fiscal 2015 includes losses of $30.6 million related to leases assigned to Haggen as part of the FTC-mandated divestitures that were subsequently rejected during the Haggen bankruptcy proceedings and additional losses of $41.1 million related to the Haggen divestitures and its related bankruptcy.
(3) Fiscal 2016 charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the Collington acquisition.
(4) Includes costs related to facility closures and the transition to our decentralized operating model.
(5) Primarily includes lease adjustments related to deferred rents and deferred gains on leases. Also includes amortization of unfavorable leases on acquired Safeway surplus properties, estimated losses related to the security breach, changes in our equity method investment in Casa Ley, fair value adjustments to CVRs, foreign currency translation gains, costs related to our initial public offering and pension expense (exclusive of the charge related to the Collington acquisition) in excess of cash contributions.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow, which we define as Adjusted EBITDA less capital expenditures (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by operating activities	$1,018.8	$1,813.5	$901.6
Income tax benefit	(963.8)	(90.3)	(39.6)
Deferred income taxes	1,094.1	219.5	90.4
Interest expense, net	874.8	1,003.8	950.5
Changes in operating assets and liabilities	222.1	(251.9)	466.5
Amortization and write-off of deferred financing costs	(56.1)	(84.4)	(69.3)
Acquisition and integration costs	217.7	213.6	342.0
Other adjustments	(9.7)	(7.3)	39.0
Adjusted EBITDA	2,397.9	2,816.5	2,681.1
Less: capital expenditures	(1,547.0)	(1,414.9)	(960.0)
Free Cash Flow	$850.9	$1,401.6	$1,721.1

LIQUIDITY AND FINANCIAL RESOURCES
The following table sets forth the major sources and uses of cash and our cash and cash equivalents at the end of each period (in millions):

	February 24, 2018	February 25, 2017
Cash and cash equivalents at end of period	$670.3	$1,219.2
Cash flows from operating activities	1,018.8	1,813.5
Cash flows from investing activities	(469.6)	(1,076.2)
Cash flows from financing activities	(1,098.1)	(97.8)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1,018.8 million during fiscal 2017 compared to net cash provided by operating activities of $1,813.5 million during fiscal 2016. The decrease in net cash flow from operating activities during fiscal 2017 compared to fiscal 2016 was primarily due to the decrease in Adjusted EBITDA, principally reflecting the results in fiscal 2017 compared to fiscal 2016, and changes in working capital primarily related to accounts payable and accrued liabilities and the $42.3 million payment on the Rodman litigation (as further described herein), partially offset by a decrease in interest and income taxes paid of $110.7 million and $113.4 million, respectively. Fiscal 2016 cash provided by operating activities also includes a correction in the classification of certain book overdrafts resulting in an increase of $139.2 million.
Net cash provided by operating activities was $1,813.5 million during fiscal 2016 compared to net cash provided by operating activities of $901.6 million during fiscal 2015. The $911.9 million increase in net cash flow from operating activities during fiscal 2016 compared to fiscal 2015 was primarily due to an increase in operating income of $238.8 million, a Safeway acquisition settlement payment of $133.7 million in fiscal 2015 and changes in working capital primarily related to inventory and accounts payable partially offset by an increase in income taxes paid of $207.5 million. Fiscal 2016 cash provided by operating activities also includes the correction in the classification of certain book overdrafts discussed above.
Net Cash Used In Investing Activities
Net cash used in investing activities during fiscal 2017 was $469.6 million primarily due to payments for property and equipment, including lease buyouts, of $1,547.0 million, which includes approximately $200 million of Safeway integration-related capital expenditures, and payments for business acquisitions of $148.8 million partially offset by proceeds from the sale of assets of $939.2 million and proceeds from the sale of our equity method investment in Casa Ley of $344.2 million. Asset sale proceeds primarily relate to the sale and subsequent leaseback of 94 store properties during the third and fourth quarters of fiscal 2017.
Net cash used in investing activities during fiscal 2016 was $1,076.2 million primarily due to payments for property and equipment, including lease buyouts, of $1,414.9 million, which includes approximately $250 million of Safeway integration-related capital expenditures, and payments for business acquisitions of $220.6 million partially offset by proceeds from the sale of assets of $477.0 million. Asset sale proceeds include the sale and 36-month leaseback of two distribution centers in Southern California and the sale of a portfolio of surplus properties.
Net cash used in investing activities was $811.8 million in fiscal 2015 primarily due to the merger consideration paid in connection with the Safeway acquisition appraisal settlement, purchase consideration paid for the A&P Transaction and the Haggen Transaction and cash paid for capital expenditures, partially offset by proceeds from the sale of our FTC-mandated divestitures in connection with the Safeway acquisition and a decrease in restricted cash due to the elimination of certain collateral requirements.
In fiscal 2018, we expect to spend approximately $1,200 million in capital expenditures, including approximately $65 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2018 Capital Expenditures
Integration capital	$65.0
New stores and remodels	400.0
Maintenance	180.0
Supply chain	125.0
IT	150.0
Real estate and expansion capital	280.0
Total	$1,200.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $1,098.1 million in fiscal 2017 due primarily to payments on long-term debt and capital lease obligations of $977.8 million, payment of the Casa Ley CVR and a member distribution of $250.0 million, partially offset by proceeds from the issuance of long-term debt. Net cash used in financing activities was $97.8 million in fiscal 2016 due primarily to payments on long-term debt and capital lease obligations, partially offset by proceeds from the issuance of long-term debt. Net cash used in financing activities was $635.9 million in fiscal 2015 due primarily to payments on our asset-based revolving credit facility and term loan borrowings from the proceeds of the FTC-mandated divestitures, partially offset by $300.0 million in borrowings to fund the A&P Transaction.
Debt Management
Total debt, including both the current and long-term portions of capital lease obligations and net of debt discounts and deferred financing costs, decreased $462.1 million to $11.9 billion as of the end of fiscal 2017 compared to $12.3 billion as of the end of fiscal 2016. The decrease in fiscal 2017 was primarily due to the repurchase of the NALP Notes and the repayment made in connection with the term loan repricing described below.

Outstanding debt, including current maturities and net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 24, 2018
Term loans	$5,610.7
Notes and debentures	5,136.9
Capital leases	864.6
Other notes payable and mortgages	263.6
Total debt, including capital leases	$11,875.8
On June 16, 2017, we repaid $250.0 million of the existing term loans. In addition, on June 27, 2017, we entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches currently consist of $2,998.6 million of a new Term B-4 Loan, $1,133.6 million of a new Term B-5 Loan and $1,588.0 million of a new Term B-6 Loan (collectively, the "New Term Loans"). The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The New Term Loans, together with cash on hand, were used to repay the term loans then outstanding under the term loan agreement. See Note 8 - Long-term debt in our consolidated financial statements, included elsewhere in this document, for additional information related to our outstanding debt.
During fiscal 2017, certain subsidiaries sold 94 of our store properties for an aggregate purchase price, net of closing costs, of approximately $962 million. In connection with the sale and subsequent leaseback, we entered into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options. The aggregate initial annual rent payments for the 94 properties will be approximately $65 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. We qualified for sale-leaseback and operating lease accounting on 80 of the store properties and recorded a deferred gain of $360.1 million, which is being amortized over the respective lease periods. The remaining 14 stores did not qualify for sale-leaseback accounting primarily due to continuing involvement with adjacent properties that have not been legally subdivided from the store properties. We expect these store properties to qualify for sale-leaseback accounting once the adjacent properties have been legally subdivided. The financing lease liability recorded for the 14 store properties was $133.4 million.
Liquidity and Factors Affecting Liquidity
We estimate our liquidity needs over the next fiscal year to be in the range of $3.75 billion to $4.25 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our TSA agreements with SUPERVALU INC. ("SuperValu"). Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility. See "Contractual Obligations" for a more detailed description of our commitments as of the end of fiscal 2017.
As of February 24, 2018, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3.1 billion (net of letter of credit usage). As of February 25, 2017, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3.0 billion (net of letter of credit usage).
The ABL Facility contains no financial maintenance covenants unless and until (a) excess availability is less than (i) 10% of the lesser of the aggregate commitments and the then-current borrowing base at any time or (ii) $250 million at any time or (b) an event of default is continuing. If any such event occurs, we must maintain a fixed charge coverage ratio of 1.0:1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.
During fiscal 2017 and fiscal 2016, there were no financial maintenance covenants in effect under the ABL Facility because the conditions listed above (and similar conditions in our refinanced asset-based revolving credit facilities) had not been met.

CONTRACTUAL OBLIGATIONS
The table below presents our significant contractual obligations as of February 24, 2018 (in millions) (1):

	Payments Due Per Year
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (2)	$11,340.5	$66.1	$535.5	$4,186.3	$6,552.6
Estimated interest on long-term debt (3)	4,398.0	625.1	1,232.4	987.7	1,552.8
Operating leases (4)	6,970.9	798.6	1,499.0	1,167.7	3,505.6
Capital leases (4)	1,399.4	184.6	324.0	260.3	630.5
Other long-term liabilities (5)	1,267.7	308.5	409.5	169.5	380.2
SuperValu TSA (6)	58.3	58.0	0.3	—	—
Purchase obligations (7)	367.2	140.9	87.9	66.7	71.7
Total contractual obligations	$25,802.0	$2,181.8	$4,088.6	$6,838.2	$12,693.4
(1) The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled $21.9 million in fiscal 2017 and is expected to total $55.8 million in fiscal 2018. This table excludes contributions under various multi-employer pension plans, which totaled $431.2 million in fiscal 2017 and is expected to total approximately $450 million in fiscal 2018.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See Note 8 - Long-term debt in our consolidated financial statements, included elsewhere in this document, for additional information.
(3) Amounts include contractual interest payments using the interest rate as of February 24, 2018 applicable to our variable interest term debt instruments and stated fixed rates for all other debt instruments, excluding interest rate swaps. See Note 8 - Long-term debt in our consolidated financial statements, included elsewhere in this document, for additional information.
(4) Represents the minimum rents payable under operating and capital leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, and deferred cash consideration related to Plated. Excludes the $160.1 million of assumed withdrawal liabilities related to Safeway's previous closure of its Dominick's division, and excludes the unfunded pension and postretirement benefit obligation of $564.7 million. The amount of unrecognized tax benefits of $356.0 million as of February 24, 2018 has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Excludes contingent consideration because the timing and settlement is uncertain. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash and other lease-related liabilities already reflected as operating lease commitments.
(6) Represents minimum contractual commitments expected to be paid under the SuperValu TSA and the wind-down agreement, executed on April 16, 2015. See Note 13 - Related parties and other relationships in our consolidated financial statements, included elsewhere in this document, for additional information.
(7) Purchase obligations include various obligations that have specified purchase commitments. As of February 24, 2018, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.
Guarantees

We are party to a variety of contractual agreements pursuant to which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, we may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. We believe that if it were to incur a loss in any of these matters, the loss would not have a material effect on our financial statements.

We are liable for certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, we could be responsible for the lease obligation. See Note 14 - Commitments and contingencies and off balance sheet arrangements in our Consolidated Financial Statements, included elsewhere in this document, for additional information. Because of the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.
In the ordinary course of business, we enter into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.
Letters of Credit
We had letters of credit of $576.8 million outstanding as of February 24, 2018. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

NEW ACCOUNTING POLICIES NOT YET ADOPTED

See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for new accounting pronouncements which have not yet been adopted.
CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for a discussion of our significant accounting policies.
Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of our consolidated financial statements.
Vendor Allowances
Consistent with standard practices in the retail industry, we receive allowances from many of the vendors whose products we buy for resale in our stores. These vendor allowances are provided to increase the sell-through of the related products. We receive vendor allowances for a variety of merchandising activities: placement of the vendors' products in our advertising; display of the vendors' products in prominent locations in our stores; supporting the introduction of new products into our retail stores and distribution systems; exclusivity rights in certain categories; and compensation for temporary price reductions offered to customers on products held for sale at retail stores. We also receive vendor allowances for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor allowance contracts have terms of less than one year.
We recognize vendor allowances for merchandising activities as a reduction of cost of sales when the related products are sold. Vendor allowances that have been earned because of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount and timing of recognition of vendor allowances as well as the amount of vendor allowances to be recognized as a reduction of ending inventory require management judgment and estimates. We determine these amounts based on estimates of current year purchase volume using forecast and historical data and a review of average inventory turnover data. These judgments and estimates affect our reported gross profit, operating earnings (loss) and inventory amounts. Our historical estimates have been reliable in the past, and we believe the methodology will continue to be reliable in the future. Based on previous experience, we do not expect significant changes in the level of vendor support.
Self-Insurance Liabilities
We are primarily self-insured for workers' compensation, property, automobile and general liability. The self-insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We have established stop-loss amounts that limit our further exposure after a claim reaches the designated stop-loss threshold. In determining our self-insurance liabilities, we perform a continuing review of our overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.
Any actuarial projection of self-insured losses is subject to a high degree of variability. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current year expense and, therefore, contributed to the variability in the annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.
Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $100.9 million, $46.6 million and $40.2 million in fiscal 2017, 2016 and 2015, respectively.
Business Combination Measurements

In accordance with applicable accounting standards, we estimate the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. These fair value adjustments are input into the calculation of goodwill related to the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition.

The fair value of assets acquired and liabilities assumed are determined using market, income and cost approaches from the perspective of a market participant. The fair value measurements can be based on significant inputs that are not readily observable in the market. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, adjusted for obsolescence, whether physical, functional or economic.
Goodwill

As of February 24, 2018, our goodwill totaled $1.2 billion, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Beginning on February 26, 2017, ACI prospectively adopted accounting guidance that simplifies goodwill impairment testing. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for additional information.

In the second quarter of the fiscal year ended February 24, 2018, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the second quarter of fiscal year ended February 24, 2018, we revised our short-term operating plan. As a result, we determined that an interim review of the recoverability of our goodwill was necessary. Consequently, we recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from A&P, due to changes in the estimate of our long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).

It is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to recognize impairment charges at additional divisions. For example, a future decline in market conditions, continued under performance of certain divisions or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of the goodwill for certain divisions and lead to future impairment charges.

The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2017, 2016 and 2015 did not result in impairment.
Employee Benefit Plans

Substantially all of our employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans, in addition to a dedicated defined benefit plan for Safeway, a plan for Shaw's and a plan for United employees. Certain employees participate in a long-term retention incentive bonus plan. We also provide certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by us.
We recognize a liability for the under-funded status of the defined benefit plans as a component of pension and post-retirement benefit obligations. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive income (loss). The determination of our obligation and related expense for our sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.
The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. As of February 27, 2016, we changed the method used to estimate the service and interest rate components of net periodic benefit cost for our defined benefit pension plans and other post-retirement benefit plans. Historically, the service and interest rate components were estimated using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We utilized weighted discount rates of 4.21% and 4.25% for our pension plan expenses for fiscal 2017 and fiscal 2016, respectively. To determine the expected rate of return on pension plan assets held by us for fiscal 2017, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. Our weighted assumed pension plan investment rate of return was 6.40% and 6.96% for fiscal 2017 and fiscal 2016, respectively. See Note 12 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information on the asset allocations of pension plan assets.
Sensitivity to changes in the major assumptions used in the calculation of our pension and other post-retirement plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease / (Increase)	Expense Decrease / (Increase)
Discount rate	+/- 1.00%	$258.9 / $(321.0)	$20.3 / $4.9
Expected return on assets	+/- 1.00%	- / -	$18.7 / $(18.7)

In fiscal 2017 and 2016, we contributed $21.9 million and $11.5 million, respectively, to our pension and post-retirement plans. We expect to contribute $55.8 million to our pension and post-retirement plans in fiscal 2018.
Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. See Note 11 - Income taxes in our consolidated financial statements, included elsewhere in this document, for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 24, 2018, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2007. Tax years 2007 through 2017 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates, foreign currency exchange rates and commodity prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our market risk exposures related to interest rates, foreign currency and commodity prices are discussed below and have not materially changed from the prior fiscal year. We use derivative financial instruments to reduce these market risks related to interest rates.

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps ("Cash Flow Hedges"). Our risk management objective and strategy is to utilize these interest rate swaps to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We believe that we are meeting our objectives of hedging our risks in changes in cash flows that are attributable to changes in LIBOR, which is the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of our debt principal equal to the then-outstanding swap notional amount. In accordance with the swap agreement, we receive a floating rate of interest and pay a fixed rate of interest over the life of the contract.

Interest rate volatility could also materially affect the interest rate we pay on future borrowings under the ABL Facility and the Term Loan Facilities. The interest rate we pay on future borrowings under the ABL Facility and the Term Loan Facilities are dependent on LIBOR. We believe a 100 basis point increase on our variable interest rates would impact our interest expense by approximately $26 million.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt instruments and interest rate swaps. For debt obligations, the table presents principal amounts due and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents average notional amounts and weighted average interest rates by expected (contractual) maturity dates (dollars in millions):

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$8.6	$275.9	$144.6	$138.2	$8.6	$5,044.4	$5,620.3	$4,956.6
Weighted average interest rate	7.1%	5.1%	4.1%	4.9%	6.8%	6.8%	6.6%
Variable Rate - Principal payments	$57.5	$57.5	$57.5	$2,935.5	$1,104.0	$1,508.2	$5,720.2	$5,646.8
Weighted average interest rate (1)	4.4%	4.4%	4.4%	4.3%	4.5%	4.5%	4.4%
(1) Excludes effect of interest rate swaps. Also excludes debt discounts and deferred financing costs.

	Pay Fixed / Receive Variable
	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Cash Flow Hedges
Average Notional amount outstanding	$2,925.0	$1,921.0	$1,364.0	$1,060.0	$—	$—
Average pay rate	5.4%	5.5%	5.5%	5.5%	0.0%	0.0%
Average receive rate	5.1%	5.4%	5.5%	5.6%	0.0%	0.0%

Commodity Price Risk

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these commitments qualify as normal purchases. We also manage our exposure to changes in diesel prices utilized in our distribution process through the use of short-term heating oil derivative contracts. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in earnings. We do not believe that these energy and commodity swaps would cause a material change to our financial position.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Albertsons Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and its subsidiaries (the "Company") as of February 24, 2018 and February 25, 2017, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’/member equity for the 52 weeks ended February 24, 2018, the 52 weeks ended February 25, 2017 and the 52 weeks ended February 27, 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 24, 2018 and February 25, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 24, 2018, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boise, Idaho
May 11, 2018

We have served as the Company's auditor since 2006.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 24, 2018	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$670.3	$1,219.2
Receivables, net	615.3	631.0
Inventories, net	4,421.1	4,464.0
Prepaid assets	368.6	345.3
Other current assets	73.3	133.7
Total current assets	6,148.6	6,793.2

Property and equipment, net	10,770.3	11,511.8
Intangible assets, net	3,142.5	3,497.8
Goodwill	1,183.3	1,167.8
Other assets	567.6	784.4
TOTAL ASSETS	$21,812.3	$23,755.0

LIABILITIES
Current liabilities
Accounts payable	$2,833.0	$3,034.7
Accrued salaries and wages	984.1	1,007.5
Current maturities of long-term debt and capitalized lease obligations	168.2	318.5
Current portion of self-insurance liability	296.0	293.3
Taxes other than income taxes	323.5	348.8
Other current liabilities	424.8	738.0
Total current liabilities	5,029.6	5,740.8

Long-term debt and capitalized lease obligations	11,707.6	12,019.4
Deferred income taxes	579.9	1,479.8
Long-term self-insurance liability	921.7	971.6
Other long-term liabilities	2,175.3	2,172.2

Commitments and contingencies

STOCKHOLDERS' / MEMBER EQUITY
Member investment	—	1,999.3
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of February 24, 2018 and February 25, 2017, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 279,654,028 and no shares issued and outstanding as of February 24, 2018 and February 25, 2017, respectively	2.8	—
Additional paid-in capital	1,773.3	—
Accumulated other comprehensive income (loss)	191.1	(12.8)
Accumulated deficit	(569.0)	(615.3)
Total stockholders' / member equity	1,398.2	1,371.2
TOTAL LIABILITIES AND STOCKHOLDERS' / MEMBER EQUITY	$21,812.3	$23,755.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017	52 weeks ended February 27, 2016
Net sales and other revenue	$59,924.6	$59,678.2	$58,734.0
Cost of sales	43,563.5	43,037.7	42,672.3
Gross profit	16,361.1	16,640.5	16,061.7

Selling and administrative expenses	16,223.7	16,000.0	15,660.0
Goodwill impairment	142.3	—	—
Operating (loss) income	(4.9)	640.5	401.7

Interest expense, net	874.8	1,003.8	950.5
(Gain) loss on debt extinguishment	(4.7)	111.7	—
Other expense (income)	42.5	(11.4)	(7.0)
Loss before income taxes	(917.5)	(463.6)	(541.8)

Income tax benefit	(963.8)	(90.3)	(39.6)
Net income (loss)	$46.3	$(373.3)	$(502.2)

Other comprehensive income (loss):
Gain (loss) on interest rate swaps, net of tax	47.0	39.4	(46.9)
Recognition of pension gain (loss), net of tax	92.2	82.0	(79.4)
Foreign currency translation adjustment, net of tax	65.0	(20.5)	(45.6)
Other	(0.3)	(1.0)	(0.4)
Comprehensive income (loss)	$250.2	$(273.4)	$(674.5)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017	52 weeks ended February 27, 2016
Cash flows from operating activities:
Net income (loss)	$46.3	$(373.3)	$(502.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (gain) on property dispositions, asset impairment and lease exit costs	66.7	(39.2)	103.3
Goodwill impairment	142.3	—	—
Depreciation and amortization	1,898.1	1,804.8	1,613.7
LIFO expense (benefit)	3.0	(7.9)	29.7
Deferred income tax	(1,094.1)	(219.5)	(90.4)
Pension and post-retirement benefits expense	(0.9)	95.5	14.1
Contributions to pension and post-retirement benefit plans	(21.9)	(11.5)	(7.4)
(Gain) loss on interest rate swaps and commodity hedges, net	(6.2)	(7.0)	16.2
Amortization and write-off of deferred financing costs	56.1	84.4	69.3
(Gain) loss on debt extinguishment	(4.7)	111.7	—
Equity-based compensation expense	45.9	53.3	97.8
Other	110.3	70.3	24.0
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	21.7	(9.2)	(15.8)
Inventories, net	45.6	2.7	(245.0)
Accounts payable, accrued salaries and wages and other accrued liabilities	(158.2)	233.6	(244.4)
Self-insurance assets and liabilities	(55.3)	(42.5)	(133.4)
Other operating assets and liabilities	(75.9)	67.3	172.1
Net cash provided by operating activities	1,018.8	1,813.5	901.6

Cash flows from investing activities:
Business acquisitions, net of cash acquired (1)	(148.8)	(220.6)	(710.8)
Payments for property, equipment, intangibles, including payments for lease buyouts	(1,547.0)	(1,414.9)	(960.0)
Proceeds from divestitures	—	—	454.7
Proceeds from sale of assets	939.2	477.0	112.8
Proceeds from sale of Casa Ley	344.2	—	—
Changes in restricted cash	(0.6)	3.4	256.9
Other	(56.6)	78.9	34.6
Net cash used in investing activities	(469.6)	(1,076.2)	(811.8)

(1) Business acquisitions, net of cash acquired during the 52 weeks ended February 27, 2016 primarily related to consideration paid in connection with the A&P Transaction and Haggen Transaction in addition to merger consideration related to the Safeway acquisition

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017	52 weeks ended February 27, 2016
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$290.0	$3,053.1	$453.5
Payments on long-term borrowings	(870.6)	(2,832.7)	(903.4)
Payment of make-whole premium on debt extinguishment	—	(87.7)	—
Payments of obligations under capital leases	(107.2)	(123.2)	(120.0)
Payments for debt financing costs	(1.5)	(31.8)	(41.5)
Payment of Casa Ley contingent value right	(222.0)	—	—
Proceeds from member contributions	—	—	21.6
Employee tax withholding on vesting of phantom units	(17.5)	(17.4)	—
Member distributions	(250.0)	—	—
Proceeds from financing leases	137.6	—	—
Other	(56.9)	(58.1)	(46.1)
Net cash used in financing activities	(1,098.1)	(97.8)	(635.9)

Net (decrease) increase in cash and cash equivalents	(548.9)	639.5	(546.1)
Cash and cash equivalents at beginning of period	1,219.2	579.7	1,125.8
Cash and cash equivalents at end of period	$670.3	$1,219.2	$579.7

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,547.0)	$(1,414.9)	$(960.0)
Payments for lease buyouts	26.5	39.4	48.3
Total payments for capital investments, excluding lease buyouts	$(1,520.5)	$(1,375.5)	$(911.7)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of capital lease obligations, excluding business acquisitions	$31.0	$11.5	$52.4
Purchases of property and equipment included in accounts payable	179.7	220.2	166.3
Interest and income taxes paid:
Interest paid, net of amount capitalized	813.5	924.2	964.3
Income taxes paid (refunded)	15.8	129.2	(78.3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' / Member Equity
(in millions, except share data)

	Albertsons Companies, LLC			Albertsons Companies, Inc.
	Member investment	Accumulated other comprehensive income (loss)	(Accumulated deficit) / Retained earnings	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' / member equity
				Shares	Amount
Balance as of February 28, 2015	$1,848.7	$59.6	$260.2	—	$—	$—	$—	$—	$2,168.5
Equity-based compensation	97.8	—	—	—	—	—	—	—	97.8
Member contribution	21.6	—	—	—	—	—	—	—	21.6
Net loss	—	—	(502.2)	—	—	—	—	—	(502.2)
Other member activity	(0.2)	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss, net of tax	—	(172.3)	—	—	—	—	—	—	(172.3)
Balance as of February 27, 2016	1,967.9	(112.7)	(242.0)	—	—	—	—	—	1,613.2
Equity-based compensation	53.3	—	—	—	—	—	—	—	53.3
Employee tax withholding on vesting of phantom units	(17.4)	—	—	—	—	—	—	—	(17.4)
Net loss	—	—	(373.3)	—	—	—	—	—	(373.3)
Other member activity	(4.5)	—	—	—	—	—	—	—	(4.5)
Other comprehensive income, net of tax	—	99.9	—	—	—	—	—	—	99.9
Balance as of February 25, 2017	1,999.3	(12.8)	(615.3)	—	—	—	—	—	1,371.2
Equity-based compensation prior to Reorganization Transactions	24.6	—	—	—	—	—	—	—	24.6
Employee tax withholding on vesting of phantom units prior to Reorganization Transactions	(17.4)	—	—	—	—	—	—	—	(17.4)
Member distribution	(250.0)	—	—	—	—	—	—	—	(250.0)
Other member activity	(1.6)	—	—	—	—	—	—	—	(1.6)
Net loss prior to Reorganization Transactions	—	—	(342.0)	—	—	—	—	—	(342.0)
Other comprehensive income, net of tax prior to Reorganization Transactions	—	39.3	—	—	—	—	—	—	39.3
Reorganization Transactions	(1,754.9)	(26.5)	957.3	279,654,028	2.8	1,752.1	26.5	(957.3)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	—	21.3	—	—	21.3
Employee tax withholding on vesting of phantom units after Reorganization Transactions	—	—	—	—	—	(0.1)	—	—	(0.1)
Net income after Reorganization Transactions	—	—	—	—	—	—	—	388.3	388.3
Other comprehensive income, net of tax after Reorganization Transactions	—	—	—	—	—	—	164.6	—	164.6
Balance as of February 24, 2018	$—	$—	$—	279,654,028	$2.8	$1,773.3	$191.1	$(569.0)	$1,398.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 24, 2018, operated 2,318 retail food and drug stores together with 397 associated fuel centers, 23 dedicated distribution centers and 20 manufacturing facilities. The Company is composed of retail food businesses and in-store pharmacies with operations primarily located throughout the United States under the banners Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs Quality Centers, Haggen, United Supermarkets, Market Street, Amigos, United Express, Sav-On, Jewel-Osco, Acme, Shaw's and Star Market, as well as meal kit company Plated based in New York City. The Company has no separate assets or liabilities other than its investments in its subsidiaries and all of its business operations are conducted through its operating subsidiaries.

Basis of Presentation and Reorganization Transactions

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and accounts have been eliminated in consolidation for all periods presented. The Company's investments in unconsolidated affiliates are recorded using the equity method.

Prior to December 3, 2017, ACI had no material assets or operations. On December 3, 2017, Albertsons Companies, LLC ("ACL") and its parent, AB Acquisition LLC, a Delaware limited liability company ("AB Acquisition"), completed a reorganization of its legal entity structure whereby the existing equityholders of AB Acquisition each contributed their equity interests in AB Acquisition to Albertsons Investor Holdings LLC ("Albertsons Investor”), and KIM ACI, LLC ("KIM ACI”). In exchange, equityholders received a proportionate share of units in Albertsons Investor and KIM ACI, respectively. Albertsons Investor and KIM ACI then contributed all of the AB Acquisition equity interests they received to ACI in exchange for common stock issued by ACI. As a result, Albertsons Investor and KIM ACI became the parents of ACI owning all of its outstanding common stock with AB Acquisition and its subsidiary, ACL, becoming wholly-owned subsidiaries of ACI. On February 25, 2018 ACL merged with and into ACI, with ACI as the surviving corporation (such transactions, collectively, the "Reorganization Transactions"). Prior to February 25, 2018, substantially all of the assets and operations of ACI were those of its subsidiary, ACL. The Reorganization Transactions were accounted for as a transaction between entities under common control, and accordingly, there was no change in the basis of the underlying assets and liabilities. The Consolidated Financial Statements are reflective of the changes that occurred as a result of the Reorganization Transactions. Prior to February 25,2018, the Consolidated Financial Statements of ACI reflect the net assets and operations of ACL.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third, and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks.

Use of estimates: The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods presented. Certain estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $315.8 million and $312.1 million as of February 24, 2018 and February 25, 2017, respectively.

During the fourth quarter of fiscal 2016, the Company corrected the classification of certain book overdrafts resulting in an increase of $139.2 million in Cash and cash equivalents and Accounts payable. This correction in classification also resulted in an increase of $139.2 million in Net cash provided by operating activities in the Consolidated Statements of Cash Flows for the 52 weeks ended February 25, 2017. The Company has determined that the error in classification related to prior annual or interim periods is not material.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $10.5 million and $9.9 million of restricted cash as of February 24, 2018 and February 25, 2017, respectively.

Receivables, net: Receivables consist primarily of trade accounts receivable, pharmacy accounts receivable and vendor receivables. Management makes estimates of the uncollectibility of its accounts receivable. In determining the adequacy of the allowances for doubtful accounts, management analyzes the value of collateral, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and could result in a further adjustment of receivables. The allowance for doubtful accounts and bad debt expense were not material for any of the periods presented.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances.

As of February 24, 2018 and February 25, 2017, approximately 86.1% and 87.4%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $117.1 million and $114.1 million as of February 24, 2018 and February 25, 2017, respectively. During fiscal 2017, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2017 purchases. As a result, cost of sales decreased by $16.7 million in fiscal 2017. Liquidations of LIFO layers during fiscal 2016 and fiscal 2015 did not have a material effect on the results of operations. Cost for the remaining inventories, which represents perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

Property and equipment, net: Property and equipment is recorded at cost or fair value for assets acquired as part of a business combination, and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings - seven to 40 years; leasehold improvements - the shorter of the remaining lease term or ten to 20 years; fixtures and equipment - three to 15 years; and specialized supply chain equipment - six to 25 years.

Assets under capital leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the asset and are amortized on the straight-line method over the lesser of the lease term or the estimated useful life. Interest capitalized on property under construction was immaterial for all periods presented.

Impairment of long-lived assets: The Company regularly reviews its individual stores' operating performance, together with current market conditions, for indicators of impairment. When events or changes in circumstances indicate that the carrying value of the individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairments are recorded as a component of Selling and administrative expenses.

Lease exit costs: The Company records a liability for costs associated with closures of retail stores, distribution centers and other properties that are no longer utilized in current operations. For properties that have closed and are under long-term lease agreements, the present value of any remaining liability under the lease, net of estimated sublease recovery and discounted using credit adjusted risk-free rates, is recognized as a liability and charged to Selling and administrative expenses. These lease liabilities are usually paid over the lease terms associated with the property. Adjustments to lease exit reserves primarily relate to changes in subtenant income or actual exit costs that differ from original estimates. Lease exit reserves for closed properties are included as a component of Other current liabilities and Other long-term liabilities.

Intangible assets, net: The Company reviews finite-lived intangible assets for impairment in accordance with its policy for long-lived assets. The Company reviews intangible assets with indefinite useful lives and tests for impairment annually on the first day of the fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The review consists of comparing the estimated fair value of the cash flows generated by the asset to the carrying value of the asset. Intangible assets with indefinite useful lives consist of restricted covenants and liquor licenses. Intangible assets with finite lives consist primarily of trade names, naming rights, customer prescription files, internally developed software and beneficial lease rights. Intangible assets with finite lives are amortized on a straight-line basis over an estimated economic life ranging from five to 40 years. Beneficial lease rights and unfavorable lease obligations are recorded on acquired leases based on the differences between the contractual rents for the remaining lease terms under the respective lease agreement and prevailing market rents for the related geography as of the lease acquisition date. Beneficial lease rights and unfavorable lease obligations are amortized over the lease term using the straight-line method.

Business combination measurements: In accordance with applicable accounting standards, the Company estimates the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. These fair value adjustments are input into the calculation of goodwill related to the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition.

The fair value of assets acquired and liabilities assumed are determined using market, income and cost approaches from the perspective of a market participant. The fair value measurements can be based on significant inputs that are not readily observable in the market. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, adjusted for obsolescence, whether physical, functional or economic.
Goodwill: The Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.
Beginning on the first day of fiscal 2017, the Company prospectively adopted accounting guidance that simplifies goodwill impairment testing. For additional information, see Recently adopted accounting standards below. Also see Note 5 - Goodwill and intangible assets for additional information related to the Company's goodwill and related impairment testing.

Investment in unconsolidated affiliates: The Company records equity in earnings from unconsolidated affiliates in Other expense (income). Income from unconsolidated affiliates, excluding losses related to the disposal of the Company's investment in Casa Ley, S.A de C.V. ("Casa Ley"), was $13.3 million, $17.5 million, and $14.4 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

El Rancho: On November 16, 2017, the Company acquired an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer with 16 stores, for $100.0 million purchase consideration, consisting of $70.0 million in cash and $30.0 million of equity in the Company. The investment represents a 45% ownership interest in El Rancho which the Company is accounting for under the equity method. The Company has the option to acquire the remaining 55% of El Rancho at any time until six months after the delivery of El Rancho's financial results for the fiscal year ended December 31, 2021. If the Company elects to exercise the option to acquire the remaining equity of El Rancho, the price to be paid will be calculated using a predetermined market-based formula.

Casa Ley: During the fourth quarter of fiscal 2017, the Company sold its equity method investment in Casa Ley to Tenedora CL del Noroeste, S.A. de C.V. for $6.5 billion Mexican pesos (approximately $348 million in US dollars). In connection with the sale, the Company recorded a loss, net of $25.0 million in the third quarter of fiscal 2017, which is included in Other expense (income), driven by the change in the fair value of the assets held for sale and the change in fair value of the related Casa Ley contingent value rights ("CVRs"). Net proceeds from the sale were used to distribute approximately $222 million in cash (or approximately $0.934 in cash per Casa Ley CVR) pursuant to the terms of the Casa Ley CVR agreement.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 24, 2018 and February 25, 2017, the cash surrender values of the policies were $170.9 million and $185.1 million, and the balances of the policy loans were $103.4 million and $114.4 million, respectively. The net balance of the COLI policies is included in Other assets.

Interest rate risk management: The Company has entered into several interest rate swap contracts ("Swaps") to hedge against the variability in cash flows relating to interest payments on its outstanding variable rate term debt. Swaps are recognized in the Consolidated Balance Sheets at fair value. Changes in the fair value of Swaps designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in Other comprehensive income (loss), net of income taxes. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income (loss) is reclassified into current period earnings when the hedged transaction affects earnings. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

Energy contracts: The Company has entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. The Company expects to take delivery of the electricity and natural gas in the normal course of business. Contracts that qualify for the normal purchase exception under derivatives and hedging accounting guidance are not recorded at fair value. Energy purchased under these contracts is expensed as delivered. The Company also manages its exposure to changes in diesel prices utilized in the Company's distribution process through the use of short-term heating oil derivative contracts. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in earnings.

Self-Insurance liabilities: The Company is primarily self-insured for workers' compensation, property, automobile and general liability. The self-insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company's further exposure after a claim reaches the designated stop-loss threshold. Stop-loss amounts for claims incurred for the years presented range from $0.5 million to $5.0 million per claim, depending upon the type of insurance coverage and the year the claim was incurred. In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.
The Company has deposits with its insurers to fund workers' compensation, automobile and general liability claims payments. The Company had $13.1 million and $14.9 million of deposits for its workers' compensation and automobile liability claims as of February 24, 2018 and February 25, 2017, respectively, included in Other assets. The Company has reinsurance receivables of $21.7 million and $26.0 million recorded within Receivables, net and $62.4 million and $50.0 million recorded within Other assets as of February 24, 2018 and February 25, 2017, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Beginning balance	$1,264.9	$1,320.8
Expense	314.4	281.7
Claim payments	(287.6)	(279.6)
Other reductions (1)	(74.0)	(58.0)
Ending balance	1,217.7	1,264.9
Less current portion	(296.0)	(293.3)
Long-term portion	$921.7	$971.6
(1) Primarily reflects the systematic adjustments to the fair value of assumed self-insurance liabilities from acquisitions and actuarial adjustments for claims experience.

Deferred rents: The Company recognizes rent holidays from the period of time the Company has possession of the property, as well as tenant allowances and escalating rent provisions, on a straight‑line basis over the expected term of the operating lease. The expected term may also include the exercise of renewal options if such exercise is determined to be reasonably assured and is used to determine whether the lease is capital or operating. Deferred rents are included in Other current liabilities and Other long-term liabilities.

Deferred gains on leases: The Company may receive up-front funds upon sublease or assignment of existing leases. Deferred gains related to subleases and assignments as of February 24, 2018 and February 25, 2017 were $13.9 million and $14.4 million, respectively, recorded in Other current liabilities, and $58.6 million and $72.7 million, respectively, recorded in Other long-term liabilities. These proceeds are amortized on a straight-line basis over an estimated sublease term.

In addition, deferred gains have been recorded in connection with several sale-leaseback transactions and are recognized over the lives of the leases. The current portion of deferred gains related to sale-leaseback transactions was $62.4 million and $44.7 million as of February 24, 2018 and February 25, 2017, respectively, recorded in Other current liabilities, with the long-term portion of $482.2 million and $194.7 million as of February 24, 2018 and February 25, 2017, respectively, recorded in Other long-term liabilities. Amortization of deferred gains related to sale-leaseback transactions was $50.3 million, $37.0 million and $12.7 million in fiscal 2017, 2016 and 2015, respectively, and was recorded as a component of Selling and administrative expenses.

Benefit plans and Multiemployer plans: Substantially all of the Company's employees are covered by various contributory and non-contributory pension, profit sharing, or 401(k) plans, in addition to dedicated defined benefit plans for Safeway, Shaw's and United employees. Certain employees participate in a long-term retention incentive bonus plan. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement.

The Company recognizes a liability for the under-funded status of the defined benefit plans as a component of Other long-term liabilities. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive income (loss). The determination of the Company's obligation and related expense for its sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.

Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. Pension expense for the multiemployer plans is recognized as contributions are funded.

See Note 12 - Employee benefit plans and collective bargaining agreements for additional information.

Revenue recognition: Revenues from the sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a deferred revenue liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The gift cards do not expire. The Company reduces the liability and records revenue for the unused portion of gift cards ("breakage") after two to five years, the period at which redemption is considered remote. Breakage amounts were immaterial for fiscal 2017, 2016 and 2015.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising costs, private label program costs, and strategic sourcing program costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $60.6 million and $72.2 million as of February 24, 2018 and February 25, 2017, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $497.5 million, $502.4 million and $475.8 million, net of cooperative advertising allowances of $81.1 million, $71.9 million and $36.2 million for fiscal 2017, 2016 and 2015, respectively.

Selling and administrative expenses: Selling and administrative expenses consist primarily of store and corporate employee-related costs such as salaries and wages, health and welfare, workers' compensation and pension benefits, as well as marketing and merchandising, rent, occupancy and operating costs, amortization of intangibles and other administrative costs.

Income taxes: Prior to the Reorganization Transactions, ACL was organized as a limited liability company, wholly owned by its parent, AB Acquisition. As such, income taxes in respect of these operations are payable by the equity members of AB Acquisition. Entity-level federal and state taxes were provided on ACL's Subchapter C corporation subsidiaries, and state income taxes on its limited liability company subsidiaries where applicable. Upon completion of the Reorganization Transactions, all of the operating subsidiaries became subsidiaries of Albertsons Companies Inc., with all operations taxable as part of a consolidated group for federal and state income tax purposes. In connection with the Reorganization Transactions, in the fourth quarter of fiscal 2017, the Company recorded deferred income taxes on operations held by limited liability companies and previously taxed to the equity members. The Company's loss before taxes is primarily from domestic operations.

Deferred taxes are provided for the net tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company reviews tax positions taken or expected to be taken on tax returns to determine whether and to what extent a tax benefit can be recognized. The Company evaluates its positions taken and establishes liabilities in accordance with the applicable accounting guidance for uncertain tax positions. The Company reviews these liabilities as facts and circumstances change and adjusts accordingly. The Company recognizes any interest and penalties associated with uncertain tax positions as a component of Income tax expense.

The Company is contractually indemnified by SuperValu for any tax liability of New Albertsons L.P. ("NALP") arising from tax years prior to the NALP acquisition. The Company is also contractually obligated to pay SuperValu any tax benefit it receives in a tax year after the NALP acquisition as a result of an indemnification payment made by SuperValu. An indemnification asset and liability, where necessary, has been recorded to reflect this arrangement.

Segments: The Company and its subsidiaries operate food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel, and other items and services. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance and are reported in one reportable segment. The Company's operating segments and reporting units are its 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

The following table represents sales revenue by type of similar product (in millions):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-perishables (1)	$26,522.0	44.3%	$26,699.2	44.7%	$26,283.9	44.8%
Perishables (2)	24,583.7	41.0%	24,398.5	40.9%	23,661.4	40.3%
Pharmacy	5,002.6	8.3%	5,119.2	8.6%	5,073.0	8.6%
Fuel	3,104.6	5.2%	2,693.4	4.5%	2,954.8	5.0%
Other (3)	711.7	1.2%	767.9	1.3%	760.9	1.3%
Total	$59,924.6	100.0%	$59,678.2	100.0%	$58,734.0	100.0%
(1) Consists primarily of general merchandise, grocery, and frozen foods.
(2) Consists primarily of produce, dairy, meat, deli, floral, and seafood.
(3) Consists primarily of lottery and various other commissions, and other miscellaneous income.

Recently Adopted Accounting Standards: In January 2017, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update ("ASU”) 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU simplifies the interim or annual goodwill impairment test. The ASU is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this ASU beginning the first day of fiscal 2017. Under the new ASU, Step 2 of the goodwill impairment test is eliminated. Instead, the Company performed its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A resulting impairment charge should be recognized for the amount that the carrying amount exceeds the reporting unit’s fair value.

Recently Issued Accounting Standards: In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt this ASU in the first quarter of fiscal 2018 on a modified retrospective basis, including implementing changes to processes and controls to comply with the new revenue recognition and disclosure requirements. The adoption of this ASU will not have a material effect on the Company's Consolidated Financial Statements. Arrangements where the Company has determined it acts as a principal versus an agent in certain third-party arrangements are expected to remain relatively unchanged upon adoption. While not material, the implementation will impact the timing of revenue recognition related to the unredeemed portion of Company-issued gift cards, which will be recognized in proportion to customer redemptions of the gift cards, rather than waiting until the likelihood of redemption becomes remote.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheets. The Company has formed a dedicated project team and developed a comprehensive multi-stage project plan to assess and implement this ASU. This assessment includes reviewing all forms of leases, analyzing practical expedients and leveraging a technology solution in implementing the new ASU. This assessment is ongoing, including the assessment of other potential impacts of this ASU on the Consolidated Financial Statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component and outside of operating income. While the adoption of this ASU will not result in a change to income before taxes, operating income will be impacted as the non-service cost components of net pension and post-retirement expense will be excluded from that subtotal. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The update should be applied retrospectively for the presentation of service cost and other components of net pension and post-retirement expense in the income statement, and prospectively for the capitalization of service cost. The Company plans to adopt this guidance in the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU amends ASC 220, "Income Statement - Reporting Comprehensive Income", to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU, the Company may be required to provide certain disclosures regarding stranded tax effects. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS

Pending Rite Aid Merger

On February 18, 2018, the Company entered into a definitive merger agreement with Rite Aid, one of the nation's leading drugstore chains. At the effective time of the merger, each share of Rite Aid common stock issued and outstanding at such time will be converted into the right to receive 0.1000 of a share of ACI common stock, plus at the Rite Aid stockholder's election, either (i) an amount in cash equal to $0.1832 per share of Rite Aid common stock, without interest, or (ii) 0.0079 of a share of ACI common stock per share of Rite Aid common stock. Subject to the approval of Rite Aid's stockholders, and other customary closing conditions, the merger is expected to close early in the second half of calendar 2018. In connection with the merger agreement, the Company received a debt commitment letter pursuant to which, among other things, certain institutions have committed to provide ACI with (i) $4.7 billion of commitments to a new $5.0 billion aggregate principal amount best efforts asset-based revolving credit facility (the "Best-Efforts ABL Facility"); (ii) incremental commitments under the Company's existing ABL Facility (as defined herein) in an aggregate principal amount of $1.0 billion in the event that the Best-Efforts ABL Facility does not become effective on the closing date; (iii) a new asset-based term loan facility in an aggregate principal amount of $1.5 billion; and (iv) a new secured bridge loan facility in an aggregate principal amount of $500.0 million less the gross proceeds received by the Company of any new senior notes issued prior to the closing date, in each case on the terms and subject to the conditions set forth in the debt commitment letter. The proceeds of the financing will be used, among other things, to partially refinance certain of Rite Aid’s existing indebtedness that is outstanding as of the closing date.

Fiscal 2017

Plated

On September 20, 2017, the Company acquired DineInFresh, Inc. ("Plated"), a provider of meal kit services for purchase consideration of $219.5 million, consisting of cash consideration of $117.3 million, deferred cash consideration with a fair value of $42.1 million, and contingent consideration with a fair value of $60.1 million. The deferred cash consideration and the fair value of contingent consideration are recorded in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The total deferred cash consideration is $50.0 million and will be paid out in installment payments over the next three years. In addition, the sellers have the potential to earn additional contingent consideration of up to $125.0 million if certain revenue targets are met over the next three years. The contingent consideration will be paid in cash or equity that is puttable to the Company in the event the Company's parent does not complete an initial public offering or change of control within a certain period of time following the closing. See Note 6 - Fair value measurements, for additional information related to the fair value of the contingent consideration.

The Plated acquisition was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities, with any excess of purchase price over the fair value recognized as goodwill. Net assets acquired primarily consisted of intangible assets and goodwill valued at $67.1 million and $146.2 million, respectively. Intangible assets acquired consisted of trademarks and tradenames, customer lists and software. The goodwill is primarily attributable to synergies the Company expects to achieve related to the acquisition. In connection with the acquisition, the Company also expensed $6.3 million related to unvested equity awards of Plated. The goodwill is not deductible for tax purposes. Pro forma results are not presented as the acquisition was not considered material to the Company. Third party acquisition-related costs were immaterial for fiscal 2017 and were expensed as incurred as a component of Selling and administrative expenses.

MedCart

On May 31, 2017, the Company acquired MedCart Specialty Pharmacy for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is deductible for tax purposes. In connection with the purchase, the Company provided an earn-out opportunity that has the potential to pay the sellers an additional $17.2 million, collectively, if the business achieves specified performance targets during the first three years subsequent to the acquisition. As the earn-out is conditioned on the continued service of the sellers, it will be recorded as future compensation expense based on the probability of achieving the performance targets. Pro forma results are not presented, as the acquisition was not considered material to the Company.

Fiscal 2016

Haggen Transaction

During fiscal 2015 Haggen Holdings, LLC ("Haggen") secured Bankruptcy Court approval for bidding procedures for the sale of 29 stores. On March 25, 2016, the Company entered into a purchase agreement to acquire the 29 stores from Haggen, including 15 stores originally sold to Haggen as part of the Federal Trade Commission ("FTC") mandated divestitures, as discussed in further detail below, and certain trade names and intellectual property, for an aggregate purchase price of approximately $113.8 million, including the cost of acquired inventory. The fiscal 2016 Haggen transaction was accounted for under the acquisition method of accounting. The following summarizes the allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in millions):

June 2, 2016
Inventory	$31.8
Other current assets	2.5
Property and equipment	89.9
Intangible assets, primarily pharmacy scripts and trade names	31.4
Total assets acquired	155.6

Capital lease obligations	35.2
Other long-term liabilities	22.7
Total liabilities assumed	57.9

Net assets purchased	97.7
Goodwill	16.1
Total purchase consideration	$113.8
The goodwill recorded of $16.1 million is primarily attributable to the operational and administrative synergies expected to arise from the transaction. The goodwill associated with this transaction is deductible for tax purposes. This transaction did not have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2016. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company. Third-party acquisition-related costs were immaterial for fiscal 2016 and were expensed as incurred as a component of Selling and administrative expenses.
During fiscal 2016, the Company had other individually immaterial acquisitions resulting in net cash paid of $106.8 million and an additional $20.6 million of goodwill.

Fiscal 2015

Haggen Transaction

In connection with the acquisition of Safeway and the related FTC mandated divestitures, the Company announced that it had entered into agreements to sell 168 stores as required by the FTC as a condition of closing the Safeway acquisition. The Company sold 146 of these stores to Haggen. On September 8, 2015, Haggen commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. After receiving FTC and state attorneys general clearance, and bankruptcy court approval, during the fourth quarter of fiscal 2015, the Company acquired 35 stores originally sold to Haggen as part of the FTC divestitures for an aggregate purchase price of $32.6 million. The fiscal 2015 Haggen transaction was accounted for under the acquisition method of accounting.

The 2015 Haggen transaction did not have a material impact on the Company's Consolidated Statement of Operations for fiscal 2015. Pro forma results are not presented, as the acquisition was not considered material to the consolidated

Company. Third party acquisition-related costs were immaterial for fiscal 2015 and were expensed as incurred as a component of Selling and administrative expenses.
A&P Transaction

On November 17, 2015, the Company completed its acquisition of 73 stores operated by A&P (the "A&P Transaction") pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code. The purchase price for the 73 stores was $292.7 million, including the cost of acquired inventory. The acquired stores, which are principally located in the northern New York City suburbs, northern New Jersey and the greater Philadelphia area, are complementary to the Company's existing store and distribution base and have been bannered as Acme stores.

The A&P Transaction was accounted for under the acquisition method of accounting. The following table summarizes the final allocation of the fair value of assets acquired and liabilities assumed (in millions):

November 17, 2015
Current assets, including $1.7 million in acquired cash	$51.1
Property and equipment	133.9
Intangible assets	67.1
Total assets acquired	252.1

Current liabilities	2.3
Capital lease obligations	71.7
Other long-term liabilities	16.2
Total liabilities assumed	90.2

Net assets purchased	161.9
Goodwill	130.8
Total purchase consideration	$292.7

The identifiable intangible assets acquired consisted of the following as of the date of the A&P Transaction (in millions):

Beneficial lease rights	$44.0
Customer lists, including prescription files	19.4
Other intangibles	2.5
Total finite intangible assets	65.9
Liquor licenses	1.2
Total identifiable intangible assets	$67.1

The goodwill recorded of $130.8 million is primarily attributable to the operational and administrative synergies expected to arise from the acquisition. The goodwill associated with this acquisition is deductible for tax purposes.

This acquisition did not have a material impact on the Company's Consolidated Statement of Operations for fiscal 2015. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company. Third-party acquisition-related costs of $11.1 million in fiscal 2015 were expensed as incurred as a component of Selling and administrative expenses.

NOTE 3 - LEASE EXIT COSTS AND PROPERTIES HELD FOR SALE
Lease Exit Costs

Changes to the Company's lease exit cost reserves for closed properties consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Beginning balance	$44.4	$49.7
Additions	32.7	14.7
Payments	(17.9)	(15.8)
Disposals	(1.0)	(4.2)
Ending balance	$58.2	$44.4

The Company closed 26 non-strategic stores in fiscal 2017 and 40 in fiscal 2016. Lease exit costs related to closed properties were recorded at the time of closing as a component of Selling and administrative expenses.
Properties Held for Sale
Assets held for sale and liabilities held for sale are recorded in Other current assets and Other current liabilities, respectively, and consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Assets held for sale:
Beginning balance	$3.1	$4.6
Transfers in	295.5	7.9
Disposals	(268.7)	(9.4)
Ending balance	$29.9	$3.1

Liabilities held for sale:
Beginning balance	$15.4	$27.1
Transfers in	—	1.9
Disposals	(4.9)	(13.6)
Ending balance	$10.5	$15.4
Sale-Leaseback Transactions

During fiscal 2017, certain subsidiaries of the Company sold 94 of the Company's store properties for an aggregate purchase price, net of closing costs, of approximately $962 million. In connection with the sale and subsequent leaseback, the Company entered into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options. The aggregate initial annual rent payments for the 94 properties will be approximately $65 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. The Company qualified for sale-leaseback and operating lease accounting on 80 of the store properties and recorded a deferred gain of $360.1 million, which is being amortized over the respective lease periods. The remaining 14 stores did not qualify for sale-leaseback accounting primarily due to continuing involvement with adjacent properties that have not been legally subdivided from the store properties. The Company expects these store properties to qualify for sale-leaseback accounting once the adjacent properties have been legally subdivided. The financing lease liability recorded for the 14 store properties was $133.4 million.

During the first quarter of fiscal 2016, the Company sold two distributions centers in Southern California for $237.3 million, net of selling expenses, and leased them back for up to a 36-month period in a transaction that qualified for sale-leaseback accounting. The deferred gain on the sale of these distribution centers was $97.4 million, which is being amortized over the estimated 36-month lease period.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Land	$2,624.7	$2,782.5
Buildings	5,407.9	5,637.7
Property under construction	579.3	550.7
Leasehold improvements	1,367.5	1,278.8
Fixtures and equipment	4,488.9	3,737.5
Buildings under capital leases	1,037.1	1,052.7
Total property and equipment	15,505.4	15,039.9

Accumulated depreciation and amortization	(4,735.1)	(3,528.1)
Total property and equipment, net	$10,770.3	$11,511.8

Depreciation expense was $1,330.5 million, $1,245.5 million and $1,096.2 million for fiscal 2017, 2016 and 2015, respectively. Amortization expense related to capitalized lease assets was $120.2 million, $144.5 million and $137.1 million in fiscal 2017, 2016 and 2015, respectively. Fixed asset impairment losses of $78.8 million, $39.5 million and $35.9 million were recorded as a component of Selling and administrative expenses in fiscal 2017, 2016 and 2015, respectively. The impairment losses primarily relate to assets in underperforming stores.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company's goodwill balances (in millions):

	February 24, 2018	February 25, 2017
Balance at beginning of year	$1,167.8	$1,131.1
Acquisitions and related adjustments	157.8	36.7
Impairment	(142.3)	—
Balance at end of year	$1,183.3	$1,167.8

During the second quarter of fiscal 2017, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the second quarter of fiscal 2017, the Company revised its short-term operating plan. As a result, the Company determined that an interim review of its recoverability of goodwill was necessary. Consequently, during the second quarter of fiscal 2017, the Company recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from The Great Atlantic and Pacific Tea Company, Inc., due to changes in the estimate of its long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).

The Company's Intangible assets, net consisted of the following (in millions):

		February 24, 2018			February 25, 2017
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,965.2	$(177.2)	$1,788.0	$1,910.9	$(123.4)	$1,787.5
Beneficial lease rights	12	918.3	(355.7)	562.6	936.1	(280.6)	655.5
Customer prescription files	5	1,486.4	(1,078.1)	408.3	1,468.4	(784.4)	684.0
Covenants not to compete	5	4.3	(2.5)	1.8	3.5	(1.9)	1.6
Specialty accreditation	6	18.0	(2.3)	15.7	—	—	—
Internally developed software	5	537.1	(246.3)	290.8	468.6	(170.1)	298.5
Total finite-lived intangible assets		4,929.3	(1,862.1)	3,067.2	4,787.5	(1,360.4)	3,427.1
Liquor licenses and restricted covenants	Indefinite	75.3	—	75.3	70.7	—	70.7
Total intangible assets, net		$5,004.6	$(1,862.1)	$3,142.5	$4,858.2	$(1,360.4)	$3,497.8

Amortization expense for intangible assets with finite useful lives was $525.2 million, $512.7 million and $497.6 million for fiscal 2017, 2016 and 2015, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2018	$504.3
2019	385.8
2020	185.1
2021	159.8
2022	131.8
Thereafter	1,700.4
Total	$3,067.2

During fiscal 2017, 2016 and 2015, the Company had intangible asset impairment losses of $22.1 million, $7.1 million and $4.3 million, respectively. The impairment losses primarily relate to underperforming stores, with fiscal 2017 also including a $12.8 million loss related to information technology assets in connection with the Company's development of a new digital platform.

The Company had long-term liabilities for unfavorable operating lease intangibles related to above-market leases of $440.1 million and $532.8 million as of February 24, 2018 and February 25, 2017, respectively. Amortization of unfavorable operating leases recorded as a reduction of expense was $77.8 million, $97.9 million and $117.2 million for fiscal 2017, 2016 and 2015, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS
The accounting guidance for fair value established a framework for measuring fair value and established a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels are defined as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 -	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 24, 2018 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money Market	$198.0	$198.0	$—	$—
Short-term investments (1)	24.5	22.1	2.4	—
Non-current investments (2)	91.2	40.2	51.0	—
Total	$313.7	$260.3	$53.4	$—

Liabilities:
Derivative contracts (3)	$11.8	$—	$11.8	$—
Contingent consideration (4)	60.0	—	—	60.0
Total	$71.8	$—	$11.8	$60.0
(1) Primarily relates to Mutual Funds. Included in Other current assets on the Consolidated Balance Sheets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets on the Consolidated Balance Sheets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities on the Consolidated Balance Sheets.
(4) Included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 25, 2017 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money Market	$596.0	$596.0	$—	$—
Short-term investments (1)	21.6	19.4	2.2	—
Non-current investments (2)	97.5	45.6	51.9	—
Total	$715.1	$661.0	$54.1	$—

Liabilities:
Derivative contracts (3)	$103.7	$—	$103.7	$—
Contingent consideration (4)	281.0	—	—	281.0
Total	$384.7	$—	$103.7	$281.0
(1) Primarily relates to Mutual Funds. Included in Other current assets on the Consolidated Balance Sheets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets on the Consolidated Balance Sheets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities on the Consolidated Balance Sheets.
(4) Primarily relates to CVRs. Included in Other current liabilities on the Consolidated Balance Sheets.

As of February 24, 2018 and February 25, 2017, the estimated fair value of the Company's contingent consideration obligations was $60.0 million and $281.0 million, respectively. Contingent consideration is a Level 3 measurement and is based on cash flow projections and other assumptions for the milestone revenue targets. Changes in fair value of the contingent consideration are recorded in the consolidated statements of operations within Other expense (income).

A reconciliation of the beginning and ending balances for Level 3 liabilities follows (in millions):

	Contingent Consideration
	February 24, 2018	February 25, 2017
Beginning balance	$281.0	$269.9
Plated acquisition	60.1	—
Change in fair value	(50.9)	16.0
Payments	(230.2)	(4.9)
Ending balance	$60.0	$281.0

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 24, 2018, the fair value of total debt was $10,603.4 million compared to a carrying value of $11,340.5 million, excluding debt discounts and deferred financing costs. As of February 25, 2017, the fair value of total debt was $11,882.8 million compared to the carrying value of $11,812.1 million, excluding debt discounts and deferred financing costs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-live assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. As described elsewhere in these Consolidated Financial Statements, the Company recorded a goodwill impairment loss of $142.3 million during fiscal 2017. No goodwill impairment losses were recorded during fiscal 2016 and 2015. The Company also recorded long-lived asset impairment losses of $100.9 million, $46.6 million and $40.2 million during fiscal 2017, 2016 and 2015, respectively.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps (the "cash flow hedges"). The Company's risk management objective and strategy with respect to interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the London Inter-Bank Offering Rate ("LIBOR"), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company's debt principal equal to the then-outstanding swap notional amount.
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other expense (income) in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amount of all swaps as of February 24, 2018 and February 25, 2017, were $3,110.0 million and $3,968.6 million, of which $3,052.0 million and $3,910.6 million are designated as Cash Flow Hedges, respectively, as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan's maturity.

During fiscal 2014, in connection with the financing related to the Safeway acquisition, the Company entered into a deal-contingent interest rate swap ("Deal-Contingent Swap") used to hedge against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on anticipated variable rate debt issuances in connection with the Safeway acquisition. In accordance with the swap agreement, the Company receives a floating rate of interest and pays a fixed rate of interest for the life of the contract. The aggregate notional amount of the Deal Contingent Swap as of February 24, 2018 and February 25, 2017 was $1,667.0 million and $2,300.6 million, respectively. At the close of the Safeway acquisition, the Company designated it as a cash flow hedge. The fair value of the swap liability on the designation date was $96.1 million with changes in fair value recorded through earnings for the period prior to the designation date.

As of February 24, 2018 and February 25, 2017, the fair value of the Company's interest rate swap liability was $13.0 million and $99.2 million, respectively, and was recorded in Other current liabilities.

Contemporaneously with the refinancing of the Albertsons Term Loans on December 23, 2016 (as described in Note 8 - Long-term debt), the Company amended each of its existing interest rate swaps to reduce the floor on LIBOR from 100 basis points to 75 basis points. As a result, the Company dedesignated its original cash flow hedges and redesignated the amended swaps prospectively. Losses of $23.9 million, net of tax, deferred into Other comprehensive income (loss) as of the dedesignation date, which are associated with the original cash flow hedges, will be amortized to interest expense over the remaining life of the hedges.

Activity related to the Company's derivative instruments designated as cash flow hedges consisted of the following (in millions):

	Amount of income (loss) recognized from derivatives
Derivatives designated as hedging instruments	Fiscal 2017	Fiscal 2016	Fiscal 2015	Location of income (loss) recognized from derivatives
Designated interest rate swaps	$47.0	$39.4	$(49.9)	Other comprehensive income (loss), net of tax

Activity related to the Company's derivative instruments not designated as hedging instruments consisted of the following (in millions):

	Amount of income (loss) recognized from derivatives
Derivatives not designated as hedging instruments	Fiscal 2017	Fiscal 2016	Fiscal 2015	Location of income (loss) recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$0.6	$0.8	$(2.9)	Other expense (income)

NOTE 8 - LONG-TERM DEBT

The Company's long-term debt as of February 24, 2018 and February 25, 2017, net of debt discounts of $249.6 million and $310.0 million, respectively, and deferred financing costs of $79.7 million and $118.2 million, respectively, consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Albertsons Term Loans, due 2021 to 2023, interest range of 3.0% to 3.25% plus LIBOR	$5,610.7	$5,853.0
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,476.1	2,473.0
NALP 7.45% Debentures due 2029	525.5	554.6
Safeway 7.25% Debentures due 2031	576.6	575.6
NALP 8.0% Debentures due 2031	350.8	357.2
NALP 6.52% to 7.15% Medium Term Notes due 2027 - 2028	190.9	257.3
Safeway 5.0% Senior Notes due 2019	269.5	270.1
NALP 8.7% Debentures due 2030	186.6	209.0
NALP 7.75% Debentures due 2026	140.1	174.1
Safeway 7.45% Senior Debentures due 2027	152.5	152.7
Safeway 3.95% Senior Notes due 2020	137.5	137.7
Safeway 4.75% Senior Notes due 2021	130.8	131.0
Safeway 6.35% Notes due 2017	—	101.3
Other financing liabilities, unsecured	242.7	114.9
Mortgage notes payable, secured	20.9	22.4
Total debt	11,011.2	11,383.9
Less current maturities	(66.1)	(203.8)
Long-term portion	$10,945.1	$11,180.1

As of February 24, 2018, the future maturities of long-term debt, excluding debt discounts and deferred financing costs, consisted of the following (in millions):

2018	$66.1
2019	333.4
2020	202.1
2021	3,073.7
2022	1,112.6
Thereafter	6,552.6
Total	$11,340.5

The Company's term loans (the "Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the

Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. During fiscal 2017, the Company utilized the foregoing exception in connection with the Distribution (as described in Note 10 - Stockholders' / Member equity). The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 24, 2018.
Albertsons Term Loans

As of February 28, 2015, the Albertsons Term Loans under the Albertsons term loan agreement totaled $6,296.0 million, excluding debt discounts and deferred financing costs. The Albertsons Term Loans consisted of a Term B-2 Loan of $1,437.0 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.375%, a Term B-3 Loan of $950.0 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.0%, a Term B-4 Loan of $3,609.0 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5%, and a Term B-4-1 Loan of $300.0 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5%.

On December 21, 2015, the Company entered into an amendment to the Albertsons Term Loans to borrow an additional $1,145.0 million of Albertsons Term B-5 Loan. The borrowings were used to replace the NALP Senior Secured Term Loan principal of $1,141.5 million and pay related interest and fees. The Term B-5 Loan had an original maturity date of December 21, 2022 and had an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5%. In connection with the term loan amendment, the Company increased the applicable margin of the Albertsons Term B-2 and B-3 Loans by 12.5 basis points.
On May 31, 2016, a portion of the net proceeds from the issuance of the 6.625% Senior Unsecured Notes (the "2024 Notes"), as further discussed below, was used to repay $519.8 million of principal on the then-existing Term B-3 Loan due 2019. The Company wrote off $15.0 million of deferred financing costs and original issue discounts in connection with the Term B-3 Loan paydown.
On June 22, 2016, the Company amended the agreement governing the Albertsons Term Loans in which three new term loan tranches were established and certain provisions of such agreement were amended. The tranches consisted of $3,280.0 million of a 2016-1 Term B-4 Loan, $1,145.0 million of a 2016-1 Term B-5 Loan and $2,100.0 million of a Term B-6 Loan (collectively, the "June 2016 Term Loans"). The proceeds from the issuance of the June 2016 Term Loans, together with $300.0 million of borrowings under the ABL Facility, were used to repay the then-existing Albertsons Term Loans and related interest and fees (collectively, the "June 2016 Term Loan Refinancing"). The June 2016 Term Loan Refinancing was accounted for as a debt modification. In connection with the June 2016 Term Loan Refinancing, the Company expensed $27.6 million of financing costs and also wrote off $12.8 million of deferred financing costs associated with the original Albertsons Term Loans. The 2016-1 Term B-4 Loan had an original maturity date of August 25, 2021, and had an interest rate of LIBOR, subject to a 1.0% floor, plus 3.5%. The 2016-1 Term B-5 Loan had an original maturity date of December 21, 2022, and had an interest rate of LIBOR, subject to a 1.0% floor, plus 3.75%. The Term B-6 Loan had an original maturity date of June 22, 2023, and had an interest rate of LIBOR, subject to a 1.0% floor, plus 3.75%.
On August 9, 2016, a portion of the net proceeds from the issuance of the 5.750% Senior Secured Notes (the "2025 Notes"), as further discussed below, was used to repay $500.0 million of principal on the Term B-6 Loan. The Company wrote off $9.2 million of deferred financing costs and original issue discounts in connection with the Term B-6 Loan paydown.
On December 23, 2016, the Company amended the agreement governing the Albertsons Term Loans in which three new term loan tranches were established and certain provisions of such agreement were amended. The new tranches consisted of $3,271.8 million of a new 2016-2 Term B-4 Loan, $1,142.1 million of a new 2016-2 Term B-5 Loan and $1,600.0 million of a new 2016-1 Term B-6 Loan (collectively, the "New Term Loans"). The proceeds from the issuance of the New Term Loans were used to repay the then-existing Albertsons Term Loans and related interest and fees (collectively, the "December 2016 Term Loan Refinancing"). The December 2016 Term Loan Refinancing was accounted for as a debt modification. In connection with the December 2016 Term Loan Refinancing the Company expensed $7.9 million of financing costs and also wrote off $14.0 million of deferred financing costs associated with the original Albertsons Term Loans.
The new 2016-2 Term B-4 Loan matures on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.0%. The new 2016-2 Term B-5 Loan matures on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%. The new 2016-1 Term B-6 Loan matures on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%.
On June 16, 2017, the Company repaid $250.0 million of the existing term loans. In connection with the repayment, the Company wrote off $7.6 million of deferred financing costs and original issue discounts.
In addition, on June 27, 2017, the Company entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan. The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The repricing amendment to the term loans was accounted for as a debt modification. In connection with the term loan amendment, the Company expensed $3.9 million of financing costs and also wrote off $17.8 million of deferred financing costs associated with the original term loans.

The Albertsons' Term Loan facilities are guaranteed by Albertsons existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The Albertsons Term Loan facilities are secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the assets of the borrowers and guarantors (other than accounts receivable, inventory and related assets of the proceeds thereof (the "Albertsons ABL priority collateral")) and (ii) a second-priority lien on substantially all of the Albertsons ABL priority collateral.
Asset-Based Loan Facility

The Company's ABL Facility provides for a $4,000.0 million senior secured revolving credit facility. The ABL Facility has an interest rate of LIBOR plus a margin ranging from 1.25% to 1.75% and matures on December 21, 2020. The ABL Facility also provides for a letters of credit ("LOC") sub-facility of $1,975.0 million.

As noted above, borrowings under the ABL Facility increased $300.0 million on June 22, 2016 in connection with the Term Loan Refinancing. On August 9, 2016, $470.0 million of the net proceeds from the issuance of the 2025 Notes was used to repay the ABL Facility.

As of February 24, 2018 and February 25, 2017, the ABL Facility had no outstanding borrowings and the ABL LOC sub-facility had $576.8 million and $622.3 million letters of credit outstanding, respectively.

The ABL Facility is guaranteed by the Company's existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The ABL Facility is secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the ABL Facility priority collateral and (ii) a third-priority lien on substantially all other assets (other than real property). The ABL Facility contains no financial covenant unless and until (a) excess availability is less than (i)10.0% of the lesser of the aggregate commitments and the then-current borrowing base at any time or is (ii) $250.0 million at any time or (b) an event of default is continuing. If any of such events occur, the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.

Notes
Senior Unsecured Notes
On May 31, 2016, the Company and substantially all of its subsidiaries completed the sale of $1,250.0 million of principal amount of its 6.625% Senior Unsecured Notes which will mature on June 15, 2024. Interest on the 2024 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 2024 Notes are also fully and unconditionally guaranteed, jointly and severally, by each of the subsidiaries that are additional issuers under the indenture governing such notes.
On August 9, 2016, the Company and substantially all of its subsidiaries completed the sale of $1,250.0 million of principal amount of its 5.750% Senior Unsecured Notes which will mature on March 15, 2025. Interest on the 2025 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2017. The 2025 Notes are also fully and unconditionally guaranteed, jointly and severally, by each of the subsidiaries that are additional issuers under the indenture governing such notes.
The Company, an issuer and direct or indirect parent of each of the other issuers of the 2024 Notes and the 2025 Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers of the 2024 Notes and the 2025 Notes, are minor, individually and in the aggregate.
Senior Secured Notes

On October 23, 2014, the Company completed the sale of $1,145.0 million of principal amount of 7.75% Senior Secured Notes (the "2022 Notes") with an original maturity date of October 15, 2022. On February 9, 2015, following the Safeway acquisition, Albertsons redeemed $535.4 million of the 2022 Notes. On June 24, 2016, a portion of the net proceeds from the issuance of the 2024 Notes was used to fully redeem $609.6 million of principal amount of 2022 Notes, and to pay an associated make-whole premium of $87.7 million and accrued interest (the "Redemption"). The Company recorded a $111.7 million loss on debt extinguishment related to the Redemption comprised of the $87.7 million make-whole premium and a $24.0 million write off of deferred financing costs and original issue discounts.
NALP Notes
During fiscal 2017, the Company repurchased NALP Notes with a par value of $160.0 million and a book value of $140.2 million for $135.5 million plus accrued interest of $3.7 million (the "NALP Notes Repurchase"). In connection with the NALP Notes Repurchase, the Company recorded a gain on debt extinguishment of $4.7 million.

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing other than ABL Facility financing are recognized as a direct reduction from the carrying amount of the debt liability and amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the term of the related debt facilities using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $46.3 million and $62.4 million as of February 24, 2018 and February 25, 2017, respectively.

During fiscal 2017, total amortization and write off of deferred financing costs of $56.1 million included $22.2 million of deferred financing costs written off in connection with the Albertsons Term Loan amendments and reductions. During fiscal 2016, total amortization and write off of deferred financing costs of $84.4 million included $42.1 million of deferred financing costs written off in connection with Albertsons Term Loan amendments and reductions. During fiscal 2015, total amortization expense of $69.3 million included $17.9 million of deferred financing costs written off in connection with Albertsons Term Loan amendments and reductions.

Interest expense, net consisted of the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
ABL facility, senior secured and unsecured notes, term loans and debentures	$701.5	$764.3	$777.0
Capital lease obligations	96.3	106.8	97.0
Amortization and write off of deferred financing costs	56.1	84.4	69.3
Amortization and write off of debt discounts	16.0	22.3	12.9
Other interest expense (income)	4.9	26.0	(5.7)
Interest expense, net	$874.8	$1,003.8	$950.5

NOTE 9 - LEASES

The Company leases certain retail stores, distribution centers, office facilities, and equipment from third parties. The typical lease period is 15 to 20 years with renewal options for varying terms and, to a limited extent, options to purchase. Certain leases contain percent rent based on sales, escalation clauses or payment of executory costs such as property taxes, utilities, insurance and maintenance.
Future minimum lease payments to be made by the Company for non-cancelable operating lease and capital lease obligations as of February 24, 2018 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Capital Leases
2018	$798.6	$184.6
2019	793.5	171.1
2020	705.5	152.9
2021	624.2	136.1
2022	543.5	124.2
Thereafter	3,505.6	630.5
Total future minimum obligations	$6,970.9	1,399.4
Less interest		(534.8)
Present value of net future minimum lease obligations		864.6
Less current portion		(102.1)
Long-term obligations		$762.5

The Company subleases certain property to third parties. Future minimum tenant rental income under these non-cancelable operating leases as of February 24, 2018 was $359.7 million.

Rent expense and tenant rental income under operating leases consisted of the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Minimum rent	$831.6	$792.2	$759.6
Contingent rent	12.0	13.4	21.5
Total rent expense	843.6	805.6	781.1
Tenant rental income	(98.8)	(89.3)	(89.3)
Total rent expense, net of tenant rental income	$744.8	$716.3	$691.8

NOTE 10 - STOCKHOLDERS' / MEMBER EQUITY
Distribution
On June 30, 2017, the Company's predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders (the "Distribution"), which resulted in a modification of certain vested awards. As a result of the modification, equity-based compensation expense recognized for fiscal 2017 includes $2.4 million of additional expense.

Equity-Based Compensation

The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (formerly, the AB Acquisition LLC Phantom Unit Plan) (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of Phantom Units to certain employees, directors and consultants. Prior to the Reorganization Transactions, the Phantom Unit Plan was maintained by its former parent, AB Acquisition, and each Phantom Unit provided the participant with a contractual right to receive, upon vesting, one incentive unit in AB Acquisition. Subsequent to the Reorganization Transactions, each Phantom Unit now provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of its parents, Albertsons Investor and KIM ACI, that collectively, own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. Equity-based compensation expense recognized by the Company was $45.9 million, $53.3 million, and $97.8 million in fiscal 2017, 2016 and 2015, respectively.

On February 19, 2018, the Board of Directors approved a resolution to waive the performance condition related to the 2017 performance-based awards that were previously deemed not to be probable of attainment, resulting in the modification of the awards. As a result of the modification, the awards became solely time-based awards and the Company recognized equity-based compensation expense of $11.2 million in the fourth quarter of fiscal 2017. In the second quarter of fiscal 2016, the Company reversed $7.1 million of previously recorded expense on unvested 2016 performance-based awards as achievement of the 2016 performance target was no longer deemed to be probable. On October 18, 2016, the Board of Directors approved a resolution to waive the performance condition related to the 2016 performance-based awards, resulting in the modification of the awards. As a result of the modification, the awards became solely time-based awards and the Company recognized equity-based compensation expense of $23.3 million in fiscal 2016.

The Company recorded an income tax benefit of $15.6 million, $11.1 million and $12.5 million related to equity-based compensation in fiscal 2017, 2016 and 2015, respectively.
As of February 24, 2018, the Company had $40.6 million of unrecognized compensation cost related to 2.6 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 1.4 years. The aggregate fair value of Phantom Units that vested in fiscal 2017 was $32.1 million.

NOTE 11 - INCOME TAXES

The components of income tax benefit consisted of the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current
Federal (1)	$54.0	$108.6	$41.0
State (2)	26.5	20.6	9.8
Foreign	49.8	—	—
Total Current	130.3	129.2	50.8

Deferred
Federal	(807.7)	(177.9)	(93.0)
State	(216.6)	(41.6)	2.6
Foreign	(69.8)	—	—
Total Deferred	(1,094.1)	(219.5)	(90.4)
Income tax benefit	$(963.8)	$(90.3)	$(39.6)
(1) Federal current tax expense net of $22.4 million and $31.2 million tax benefit of NOLs in fiscal 2017 and fiscal 2016, respectively. There was no income tax benefit of NOLs in fiscal 2015.
(2) State current tax expense net of $9.6 million and $3.8 million tax benefit of NOLs in fiscal 2017 and fiscal 2016, respectively. There was no income tax benefit of NOLs in fiscal 2015.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to losses before income taxes was attributable to the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income tax benefit at federal statutory rate	$(301.5)	$(162.3)	$(189.6)
State income taxes, net of federal benefit	(39.8)	(20.2)	(38.9)
Change in valuation allowance	(218.0)	107.1	113.0
Tax Cuts and Jobs Act	(430.4)	—	—
Unrecognized tax benefits	(36.5)	(18.7)	3.1
Member loss	83.1	16.6	60.4
Charitable donations	—	(11.1)	(11.1)
Tax Credits	(9.1)	(17.3)	(6.9)
Indemnification asset / liability	—	5.1	14.0
CVR liability adjustment	(20.3)	7.5	—
Reorganization of limited liability companies	46.7	—	—
Nondeductible equity-based compensation expense	1.6	4.2	12.3
Other	(39.6)	(1.2)	4.1
Income tax benefit	$(963.8)	$(90.3)	$(39.6)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 24, 2018	February 25, 2017	February 27, 2016
Beginning balance	$387.6	$286.8	$90.4
Additions charged to income tax expense	141.0	107.1	113.0
Reductions credited to income tax expense	(359.0)	—	—
Changes to other comprehensive income or loss and other	(34.7)	(6.3)	83.4
Ending balance	$134.9	$387.6	$286.8

In connection with the Reorganization Transactions, the Company recorded deferred tax liabilities in excess of deferred tax assets of $46.7 million for the limited liability companies held by AB Acquisition and taxed previously to the members. Prior to the Reorganization Transactions, taxes on income from limited liability companies held by AB Acquisition were payable by the members in accordance with their respective ownership percentages.

Also in connection with the Reorganization Transactions, the Company reorganized its Subchapter C corporation subsidiaries which allows the Company to use deferred tax assets, which previously had offsetting valuation allowance, against future taxable income of certain other Subchapter C subsidiaries that have a history of taxable income and are projected to continue to have future taxable income. The Company reassessed its valuation allowance based on available negative and positive evidence to estimate if sufficient taxable income will be generated to use existing deferred tax assets. In this assessment, the Company considered projected future taxable income, including the scheduling of reversals of deferred tax liabilities, the overall business environment, historical performance and any available tax planning strategies. On the basis of this evaluation, the Company released a substantial portion of its valuation allowance against its net deferred tax assets, resulting in a $218.0 million non-cash tax benefit in fiscal 2017. The Company continues to maintain a valuation allowance against net deferred tax assets in jurisdictions where it is not more likely than not to be realized.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act") into law, which enacts significant changes to U.S. income tax and related laws. The Company is impacted by a number of aspects of the Tax Act, most notably the reduction in the top U.S. corporate income tax rate from 35% to 21%, a one-time transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries, and 100% expensing of certain qualified property acquired and placed in service after September 27, 2017.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the date of enactment. Due to the timing and complexity of the Tax Act, as of February 24, 2018, the Company has not completed its accounting for the tax effects of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, and the effects of the one-time mandatory repatriation tax, resulting in a provisional non-cash tax benefit of $430.4 million. The ultimate tax effect will differ upon analysis of technical guidance that may be issued, changes in interpretations and assumptions the Company has made, additional analysis and changes in estimates, and actions the Company may take because of tax reform. The ultimate tax effect of the provisional one-time transition tax will differ upon completion of the Company’s analysis of its foreign earnings and profits, and availability of offsetting foreign tax credits. The Company will complete the accounting for impacts of the Tax Act and record any changes as a discrete tax expense or benefit once it completes its analysis in the third quarter of fiscal 2018, within the measurement period in accordance with SAB 118.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 24, 2018	February 25, 2017
Deferred tax assets:
Compensation and benefits	$122.3	$190.6
Net operating loss	160.5	213.8
Pension & postretirement benefits	194.7	341.4
Reserves	6.3	53.9
Self-Insurance	265.1	350.6
Tax credits	57.4	48.3
Other	59.3	43.0
Gross deferred tax assets	865.6	1,241.6
Less: valuation allowance	(134.9)	(387.6)
Total deferred tax assets	730.7	854.0

Deferred tax liabilities:
Debt discounts	73.7	86.3
Depreciation and amortization	903.5	1,617.6
Inventories	322.9	477.2
Investment in foreign operations	—	130.4
Other	10.5	22.3
Total deferred tax liabilities	1,310.6	2,333.8

Net deferred tax liability	$(579.9)	$(1,479.8)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(579.9)	(1,479.8)
Total	$(579.9)	$(1,479.8)

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 24, 2018, a valuation allowance of $134.9 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if the Company incurs losses in certain subsidiaries or jurisdictions.

The Company currently has federal and state net operating loss ("NOL") carryforwards of $385.0 million and $1,932.2 million, respectively, which will begin to expire in 2018 and continue through the fiscal year ending February 2037. As of February 24, 2018, the Company had federal and state credit carryforwards of $17.1 million and $55.0 million, respectively, the majority of which will expire in 2023.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance	$418.0	$435.3	$451.5
Increase related to tax positions taken in the current year	65.4	63.8	11.5
Increase related to tax positions taken in prior years	4.6	6.4	19.7
Decrease related to tax position taken in prior years	(70.0)	(71.0)	(3.5)
Decrease related to settlements with taxing authorities	(17.5)	(9.8)	(42.1)
Decrease related to lapse of statute of limitations	(44.5)	(6.7)	(1.8)
Ending balance	$356.0	$418.0	$435.3

Included in the balance of unrecognized tax benefits as of February 24, 2018, February 25, 2017 and February 27, 2016 are tax positions of $249.0 million, $231.3 million and $228.0 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $249.0 million that could impact tax expense, the Company has recorded $9.7 million of indemnification assets that would offset any future recognition. As of February 24, 2018, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2012 and in most states, is no longer subject to state income tax examinations for fiscal years before 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized expense related to interest and penalties, net of settlement adjustments, of $4.6 million, $4.5 million and $2.4 million for fiscal 2017, 2016 and 2015, respectively.

In fiscal 2016, the Company adopted the IRS safe harbor rule for taxpayers operating retail establishments for determining whether expenditures paid or incurred to remodel or refresh a qualified building are deductible. As a result of adopting this safe harbor, the Company reduced $70.1 million of uncertain tax benefit in fiscal 2016, and there was no impact on the tax provision due to an offsetting deferred adjustment. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $54.1 million in the next twelve months.

NOTE 12 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for substantially all of its employees under the Safeway banners not participating in multiemployer pension plans. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Effective April 1, 2015, the Company implemented a soft freeze of the Safeway Plan. A soft freeze means that all existing employees as of March 31, 2015 currently participating will remain in the Safeway Plan but any new non-union employees hired after that date will no longer be part of the Safeway Plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company also sponsors a frozen plan (the "United Plan") covering certain employees under the United banners and a Retirement Restoration Plan that provides death benefits and supplemental income payments for certain senior executives after retirement. The Retirement Restoration Plan is unfunded.

On May 15, 2016, the Company, through an indirect, wholly-owned subsidiary, acquired 100% of the outstanding equity of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. ("C&S") for nominal cash consideration and the assumption of certain liabilities, primarily related to employee compensation and benefits of the workforce acquired. Prior to the acquisition, C&S, through its wholly-owned subsidiary, Collington, managed and operated the Company's distribution center located in Upper Marlboro, Maryland. By purchasing the equity of Collington, the Company settled a pre-existing reimbursement arrangement under the previous supply agreement relating to the pension plan in which Collington employees participate. Consequently, the Company, through its newly acquired subsidiary, Collington, assumed primary liability for the Collington employees participating in the pension plan. Prior to the acquisition of Collington, the pension plan was a multiple employer plan, with Safeway and C&S being the respective employers. The Safeway portion of the plan was accounted for as a multiemployer plan, with the C&S portion being accounted for by the Company through the previous supply agreement. Also, contemporaneously with the acquisition of Collington, the Company negotiated a new supply agreement with C&S and negotiated concessions directly from the unions representing the Collington employees at the distribution center. The acquisition of Collington resulted in a charge of approximately $78.9 million to net pension expense during the first quarter of fiscal 2016. Upon the assumption of the C&S portion of the pension plan through the equity acquisition, the multiple-employer pension plan will be accounted for as a single employer plan.
Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. The plans are unfunded.

Additionally, in connection with the Collington transaction, the Company negotiated with the respective unions a new unfunded post-retirement obligation with a projected benefit obligation of approximately $15.5 million, recorded through Other comprehensive income (loss) as prior service cost during the first quarter of fiscal 2016.

As of February 27, 2016, the Company changed the method used to estimate the service and interest rate components of net periodic benefit cost for its defined benefit pension plans and other post-retirement benefit plans. Historically, the service and interest rate components were estimated using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement and calculation of the Company's total benefit obligations. The Company has accounted for this change as a change in estimate that is inseparable from a change in accounting principle and accounted for it prospectively beginning in the first quarter of fiscal 2016. This change did not have a material impact on the Company's fiscal 2016 net pension expense.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 24, 2018 and a statement of funded status as of February 24, 2018 and February 25, 2017 (in millions):

	Pension		Other Post-Retirement Benefits
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Change in projected benefit obligation:
Beginning balance	$2,613.0	$2,431.8	$31.2	$16.7
Collington acquisition	—	222.3	—	15.5
Service cost	49.8	49.3	1.0	0.2
Interest cost	88.3	87.6	0.9	0.9
Actuarial (gain) loss	(56.6)	22.1	(4.5)	—
Plan participant contributions	—	—	0.5	0.7
Benefit payments	(78.7)	(200.1)	(2.2)	(2.8)
Settlements	(264.0)	—	—	—
Ending balance	$2,351.8	$2,613.0	$26.9	$31.2

Change in fair value of plan assets:
Beginning balance	$1,934.8	$1,717.5	$—	$—
Collington acquisition	—	143.4
Actual return on plan assets	201.6	264.6	—	—
Employer contributions	20.2	9.4	1.7	2.1
Plan participant contributions	—	—	0.5	0.7
Benefit payments (including settlements)	(342.6)	(200.1)	(2.2)	(2.8)
Ending balance	$1,814.0	$1,934.8	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.8)	$(6.0)	$(2.2)	$(1.8)
Other long-term liabilities	(531.0)	(672.2)	(24.7)	(29.4)
Funded status	$(537.8)	$(678.2)	$(26.9)	$(31.2)

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Net actuarial gain	$(256.4)	$(142.8)	$(6.0)	$(1.6)
Prior service cost	0.3	0.4	9.3	13.0
	$(256.1)	$(142.4)	$3.3	$11.4

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 24, 2018 and February 25, 2017, is shown below (in millions):

	February 24, 2018	February 25, 2017
Projected benefit obligation	$2,351.8	$2,613.0
Accumulated benefit obligation	2,349.6	2,572.0
Fair value of plan assets	1,814.0	1,934.8

The following table provides the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension		Other Post-Retirement Benefits
	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Components of net expense:
Estimated return on plan assets	$(119.6)	$(123.9)	$—	$—
Service cost	49.8	49.3	1.0	0.2
Interest cost	88.3	87.6	0.9	0.9
Amortization of prior service cost	0.1	—	3.7	2.5
Amortization of net actuarial loss (gain)	0.4	—	(0.1)	—
Collington acquisition	—	78.9	—	—
Gain due to settlement accounting	(25.4)	—	—	—
Net (benefit) expense	(6.4)	91.9	5.5	3.6

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial gain	(138.6)	(118.5)	(4.5)	—
Gain due to settlement accounting	25.4	—	—	—
Amortization of net actuarial (loss) gain	(0.4)	—	0.1	—
Prior service cost	—	0.2	—	15.5
Amortization of prior service cost	(0.1)	—	(3.7)	(2.5)
Total recognized in Other comprehensive income (loss)	(113.7)	(118.3)	(8.1)	13.0
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(120.1)	$(26.4)	$(2.6)	$16.6

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2018.
Assumptions
The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 24, 2018	February 25, 2017
Discount rate	4.12%	4.21%
Rate of compensation increase	2.87%	2.88%
The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 24, 2018	February 25, 2017
Discount rate	4.21%	4.25%
Expected return on plan assets:	6.40%	6.96%

On February 25, 2017, the Company adopted the new MP-2016 projection scale to the RP-2014 mortality tables to be applied on a generational basis for calculating the Company's 2016 year-end benefit plan obligations. The tables assume an improvement in life expectancy in the future but at a slower rate than the MP-2015 projection scale to the RP-2014 mortality table used for calculating the Company's 2015 year-end benefit plan obligations and 2016 expense. Similarly, on February 24, 2018, the Company adopted the new MP-2017 projection scale which assumes an improvement in life expectancy at a slower rate than the MP-2016 projection scale. The change to the mortality table projection scale resulted in a decrease to the Company's current year benefit obligation and future expenses.
The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company's long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The investment policy also emphasizes the following key objectives: (1) maintaining a diversified portfolio among asset classes and investment styles; (2) maintaining an acceptable level of risk in pursuit of long-term economic benefit; (3) maximizing the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintaining adequate controls over administrative costs.
The following table summarizes actual allocations for the Safeway Plan which had $1.6 billion in plan assets as of February 24, 2018:

		Plan Assets
Asset category	Target	February 24, 2018	February 25, 2017
Equity	65%	65.0%	63.1%
Fixed income	35%	35.5%	36.2%
Cash and other	—%	(0.5)%	0.7%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had approximately $220 million in plan assets as of February 24, 2018:

		Plan Assets
Asset category	Target	February 24, 2018	February 25, 2017
Equity	65%	65.4%	66.7%
Fixed income	35%	32.2%	33.3%
Cash and other	—%	2.4%	—%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had approximately $34 million in plan assets as of February 24, 2018:

		Plan Assets
Asset category	Target (1)	February 24, 2018	February 25, 2017
Equity	50%	50.1%	51.0%
Fixed income	50%	47.9%	31.0%
Cash and other	—%	2.0%	18.0%
Total	100%	100.0%	100.0%

(1)	The target market value of equity securities for the United Plan is 50% of plan assets. If the equity percentage exceeds 60% or drops below 40%, the asset allocation is adjusted to target.

Expected return on pension plan assets is based on historical experience of the Company's portfolios and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation.

Pension Plan Assets
The fair value of the Company's pension plan assets as of February 24, 2018, excluding pending transactions of $87.4 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$6.5	$1.5	$5.0	$—	$—
Short-term investment collective trust (2)	67.0	—	67.0	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	244.7	244.7	—	—	—
International common stock	59.0	59.0	—	—	—
Collective trust funds (2)	686.0	—	1.3	—	684.7
Corporate bonds (4)	118.7	—	118.7	—	—
Mortgage- and other asset-backed securities (5)	45.2	—	45.2	—	—
Mutual funds (6)	254.3	146.0	21.3	—	87.0
U.S. government securities (7)	354.5	—	354.5	—	—
Other securities (8)	65.5	0.1	26.6	—	38.8
Total	$1,901.4	$451.3	$639.6	$—	$810.5

(1)	The carrying value of these items approximates fair value.

(2)
These investments are valued based on the Net Asset Value ("NAV") of the underlying investments and are provided by the fund issuers. There are no unfunded commitments or redemption restrictions for these funds. Funds meeting the practical expedient are included in the Assets Measured at NAV column.

(3)
The fair value of common stock is based on the exchange quoted market prices. When quoted prices are not available for identical stock, an industry valuation model is used which maximizes observable inputs.

(4)
The fair value of corporate bonds is generally based on yields currently available on comparable securities of the same or similar issuers with similar credit ratings and maturities. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.

(5)
The fair value of mortgage- and other asset-backed securities is generally based on yields currently available on comparable securities of the same or similar issuers with similar credit ratings and maturities. When quoted prices are not available for comparable securities, the fair value is based upon an industry valuation model which maximizes observable inputs.

(6)
These investments are open-ended mutual funds that are registered with the Securities and Exchange Commission which are valued using the NAV. The NAV of the mutual funds is a published price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund's liabilities, expressed on a per-share basis. There are no unfunded commitments, or redemption restrictions for these funds, and the funds are required to transact at the published price.

(7)
The fair value of U.S. government securities is based on quoted market prices when available. When quoted prices are not available, the fair value of U.S. government securities is based on yields currently available on comparable securities or on an industry valuation model which maximizes observable inputs.

(8)
Level 2 Other securities, which consist primarily of U.S. municipal bonds, foreign government bonds and foreign agency securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Also included in Other securities is a commingled fund valued based on the NAV of the underlying investments and is provided by the issuer and exchange-traded derivatives that are valued based on quoted prices in an active market for identical derivatives, assets and liabilities. Funds meeting the practical expedient are included in the Assets Measured at NAV column. Exchange-traded derivatives are valued based on quoted prices in an active market for identical derivatives assets and liabilities. Non-exchange-traded derivatives are valued using industry valuation models, which maximize observable inputs, such as interest-rate yield curve data, foreign exchange rates and applicable spot and forward rates.

The fair value of the Company's pension plan assets as of February 25, 2017, excluding pending transactions of $75.1 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$13.4	$11.4	$2.0	$—	$—
Short-term investment collective trust (2)	43.7	—	43.7	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	307.1	307.1	—	—	—
International common stock	66.2	66.2	—	—	—
Collective trust funds (2)	757.3	—	—	—	757.3
Corporate bonds (4)	146.3	—	146.3	—	—
Mortgage- and other asset-backed securities (5)	60.4	—	60.4	—	—
Mutual funds (6)	184.9	166.4	18.5	—	—
U.S. government securities (7)	363.2	—	363.2	—	—
Other securities (8)	67.4	0.1	33.4	—	33.9
Total	$2,009.9	$551.2	$667.5	$—	$791.2

(1)	The carrying value of these items approximates fair value.

(2)
These investments are valued based on the NAV of the underlying investments and are provided by the fund issuers. There are no unfunded commitments or redemption restrictions for these funds. Funds meeting the practical expedient are included in the Assets Measured at NAV column.

(3)
The fair value of common stock is based on the exchange quoted market prices. When quoted prices are not available for identical stock, an industry valuation model is used which maximizes observable inputs.

(4)
The fair value of corporate bonds is generally based on yields currently available on comparable securities of the same or similar issuers with similar credit ratings and maturities. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.

(5)
The fair value of mortgage- and other asset-backed securities is generally based on yields currently available on comparable securities of the same or similar issuers with similar credit ratings and maturities. When quoted prices are not available for comparable securities, the fair value is based upon an industry valuation model which maximizes observable inputs.

(6)
These investments are open-ended mutual funds that are registered with the Securities and Exchange Commission which are valued using the NAV. The NAV of the mutual funds is a published price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund's liabilities, expressed on a per-share basis. There are no unfunded commitments, or redemption restrictions for these funds, and the funds are required to transact at the published price.

(7)
The fair value of U.S. government securities is based on quoted market prices when available. When quoted prices are not available, the fair value of U.S. government securities is based on yields currently available on comparable securities or on an industry valuation model which maximizes observable inputs.

(8)
Level 2 Other securities, which consist primarily of U.S. municipal bonds, foreign government bonds and foreign agency securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Also included in Other securities is a commingled fund valued based on the NAV of the underlying investments and is provided by the issuer and exchange-traded derivatives that are valued based on quoted prices in an active market for identical derivatives, assets and liabilities. Funds meeting the practical expedient are included in the Assets Measured at NAV column. Exchange-traded derivatives are valued based on quoted prices in an active market for identical derivatives assets and liabilities. Non-exchange-traded derivatives are valued using industry valuation models, which maximize observable inputs, such as interest-rate yield curve data, foreign exchange rates and applicable spot and forward rates.

Contributions

In fiscal 2017 and 2016, the Company contributed $21.9 million and $11.5 million, respectively, to its pension and post-retirement plans. The Company expects to contribute $55.8 million to its pension and post-retirement plans in fiscal 2018. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Benefits
2018	$134.2	$2.3
2019	152.0	2.3
2020	154.5	2.1
2021	155.6	2.1
2022	157.2	2.0
2023 – 2027	783.2	8.5
Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Expense is recognized in connection with these plans as contributions are funded.

The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some multiemployer plans, or makes market exits or store closures or otherwise has participation in the plan fall below certain levels, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company records the actuarially determined estimated liability at an undiscounted amount.

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status ("PPA") available for fiscal 2017 and 2016 is for the plan's year ending at December 31, 2016, and December 31, 2015, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material. None of the Company's collective bargaining agreements require that a minimum contribution be made to these plans.

As a part of the Safeway acquisition, the Company assumed withdrawal liabilities related to Safeway's previous closure of its Dominick's division. The Company recorded a $221.8 million multiemployer pension withdrawal liability related to Safeway's withdrawal from these plans. The Company is disputing in arbitration certain factors used to determine the allocation of the unfunded vested benefits, and therefore, the annual pension payment installments due to the UFCW Midwest Plan are also in dispute. The Company's estimated liability reflects the Company's best estimate of the probable outcome of this arbitration. The amount of the withdrawal liability recorded as of February 24, 2018 with respect to the Dominick's division was $160.1 million, primarily reflecting minimum required payments made subsequent to the date of consummation of the Safeway acquisition.

The following tables contain information about the Company's multiemployer plans:

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2017	2016	2016	2015
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (5)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (formerly Retail Clerks Pension Trust) (2) (7)	916069306 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (6)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (6)	516055922 - 001	Green	Green	Yes	No	No
Mid Atlantic Pension Fund	461000515 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Green	Yes	Yes	No

	Contributions of Company (in millions)			Surcharge imposed (3)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(4)
Pension fund	2017	2016	2015				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$110.2	$98.9	$90.2	No	8/29/2015 to 8/3/2019	59	52	10/13/2018
Western Conference of Teamsters Pension Plan	61.2	59.1	57.0	No	1/27/2018 to 7/8/2023	51	16	9/20/2020
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (5)	92.4	63.9	84.3	No	10/16/2016 to 3/3/2019	40	36	3/3/2019
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	20.4	33.8	19.7	No	10/16/2019 to 2/22/2020	19	16	10/26/2019
Sound Retirement Trust (formerly Retail Clerks Pension Trust) (2) (7)	32.1	33.1	22.3	No	9/20/2017 to 1/15/2021	116	22	5/4/2019
Bakery and Confectionery Union and Industry International Pension Fund	16.6	17.1	15.7	No	9/3/2011 to 4/10/2021	90	19	4/10/2021
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	15.8	16.7	14.8	No	1/31/2018 to 1/25/2022	4	1	1/31/2018
Rocky Mountain UFCW Unions & Employers Pension Plan	10.8	11.0	10.6	No	6/9/2018 to 11/23/2019	87	16	1/12/2019
UFCW Local 152 Retail Meat Pension Fund (6)	11.0	10.8	9.1	No	5/5/2016 to 5/2/2020	2	2	5/2/2020
Desert States Employers & UFCW Unions Pension Plan	9.3	9.1	9.1	No	11/3/2018 to 10/24/2020	13	2	10/24/2020
UFCW International Union - Industry Pension Fund (6)	12.4	8.6	7.8	No	6/9/2018 to 10/24/2020	12	6	6/9/2018
Mid Atlantic Pension Fund	6.8	6.9	6.6	No	10/26/2019 to 2/22/2020	19	16	10/26/2019
Retail Food Employers and UFCW Local 711 Pension Trust Fund	6.6	5.4	5.8	No	4/9/2017 to 3/3/2019	7	2	3/3/2019
Oregon Retail Employees Pension Trust	6.6	2.3	5.5	No	9/1/2016 to 12/6/2019	85	22	8/4/2018
Other funds	19.0	22.4	21.3
Total Company contributions to U.S. multiemployer pension plans	$431.2	$399.1	$379.8

(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon the funding ratio of the plan assets to plan liabilities. In general, Green Zone plans have a funding ratio greater than 80%, Yellow Zone plans have a funding ratio between 65% - 79%, and Red Zone plans have a funding ratio less than 65%.

(2)	Sound Retirement Trust information includes former Washington Meat Industry Pension Trust due to merger into Sound Retirement Trust, effective June 30, 2014.

(3)
Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 24, 2018, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

(4)	These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the Company's pension funds listed above.

(5)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2017 and March 31, 2016.

(6)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2016 and June 30, 2015.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2016 and September 30, 2015.

Collective Bargaining Agreements

As of February 24, 2018, the Company had approximately 275,000 employees, of which approximately 187,000 were covered by collective bargaining agreements. During fiscal 2017, collective bargaining agreements covering approximately 9,400 employees were renegotiated. During fiscal 2018, 209 collective bargaining agreements covering approximately 54,000 employees are scheduled to expire.
Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active plans. Total contributions to multiemployer health and welfare plans were $1.2 billion, $1.2 billion and $1.1 billion for fiscal 2017, 2016 and 2015, respectively.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. The Company provides supplemental retirement benefits through the Albertson's LLC Executive Deferred Compensation Makeup Plan and the United Supplemental Plan, which provide certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Directors. Total contributions for these plans were $44.6 million, $38.8 million and $37.9 million for fiscal 2017, 2016 and 2015, respectively.

NOTE 13 - RELATED PARTIES AND OTHER RELATIONSHIPS
Transition Services Agreement with SuperValu

The Consolidated Financial Statements include expenses for certain support functions provided by SuperValu through Transition Services Agreements ("TSA") including, but not limited to, general corporate expenses related to finance, legal, information technology, warehouse and distribution, human resources, communications, processing and handling cardholder data, and procurement of goods. Fees are calculated on a per-store and distribution center basis of fixed and variable costs for services.

On April 16, 2015, the Company entered into a letter agreement regarding the TSA with SuperValu (the "TSA Letter Agreement") pursuant to which SuperValu will provide services to the Company as needed to transition and wind down the TSA and the services SuperValu provides under the TSA. In exchange for these transition and wind down services, the agreement calls for eight payments of $6.25 million every six months for aggregate fees of $50.0 million. These payments are separate from and incremental to the fixed and variable fees the Company pays to SuperValu under the TSA. The parties also agreed to negotiate in good faith if either the costs associated with the transition and wind down services are materially higher (i.e. 5.0% or more) than anticipated, or SuperValu is not performing in all material respects the transition and wind down services as needed to support the Company's transition and wind down activities.
On October 17, 2017, the Company exercised its right to terminate the TSAs with SuperValu. The Company's TSAs will terminate during the third quarter of fiscal 2018, subject to certain exceptions.

Summary of SuperValu activity

Activities with SuperValu that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) consisted of the following (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Supply agreements included in Cost of sales	$1,674.7	$1,749.1	$1,496.6
Selling and administrative expenses	119.4	157.1	190.6
Total	$1,794.1	$1,906.2	$1,687.2
Cerberus

In connection with the Safeway acquisition, the Company entered into a four-year management agreement with Cerberus Capital Management, L.P. and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.8 million. The Company made the final payment under the management agreement in the fourth quarter of fiscal 2017.

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses, and a decline in SuperValu's net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $205.6 million as of February 24, 2018 and $237.6 million as of February 25, 2017.

Lease Guarantees: The Company may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, the Company could be responsible for the lease obligation. Because of the wide dispersion among third parties and the variety of remedies available, the Company believes that if an assignee became insolvent, it would not have a material effect on the Company's financial condition, results of operations or cash flows.

The Company also provides guarantees, indemnifications and assurances to others in the ordinary course of its business.
Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management's current belief, material differences in actual outcomes or changes in management's evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

Drug Enforcement Administration: During fiscal 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") requesting information concerning the Company's record keeping, reporting and related practices concerning the theft or significant loss of controlled substances. On June 7, 2016, the Company received a third subpoena requesting information concerning potential diversion by one former employee in the Seattle/Tacoma area (Washington State). On July 18, 2017, the DEA and Department of Justice announced that they had reached an agreement with Safeway with respect to the matters under investigation. Under the agreement, Safeway (1) has paid a penalty of $3.0 million; (2) has surrendered its controlled substances license at one of its pharmacies in California, and has had its controlled substances license at one of its pharmacies in Washington State suspended for four months; and (3) is subject to a three-year corrective action plan.

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the "OIG") pertaining to the pricing of drugs offered under the Company's MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the "Government Health Programs"). In particular, the OIG is requesting information on the relationship between the prices charged for drugs under the MyRxCare program and the "usual and customary" prices reported by the Company in claims for reimbursements to the Government Health Programs or other third-party payors. The Company is cooperating with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Civil Investigative Demand: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act investigation relating to the Company's influenza vaccination programs. The investigation concerns whether the Company's provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company is cooperating with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Security Breach: On August 14, 2014, the Company announced that it had experienced a criminal intrusion by installation of malware on a portion of its computer network that processes payment card transactions for its retail store locations, including the Company's Shaw's, Star Market, Acme, Jewel-Osco and Albertsons retail banners. On September 29, 2014, the Company announced that it had experienced a second and separate criminal intrusion. The Company believes these were attempts to collect payment card data. Relying on its IT service provider, SuperValu, the Company took immediate steps to secure the affected part of the network. The Company believes that it has eradicated the malware used in each intrusion. The Company notified federal law enforcement authorities, the major payment card networks and its insurance carriers and is cooperating in their efforts to investigate these intrusions. As required by the payment card brands, the Company retained a firm to conduct a forensic investigation into the intrusions. The forensic firm has issued separate reports for each intrusion (copies of which have been provided to the card networks). Although the Company's network had previously been found to be compliant with the Payment Card Industry (PCI) Data Security Standard issued by the PCI Council, in both reports the forensic firm found that not all of these standards had been met at the time of the intrusions, and some of this non-compliance may have contributed to or caused at least some portion of the compromise that occurred during the intrusions.

On August 5, 2016, the Company was notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as its case management assessment. On December 5, 2016, the Company was further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which the Company paid on December 9, 2016; however, the Company disputes the MasterCard assessment and, on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss the litigation. In a decision dated August 25, 2017, the court denied MasterCard's motion, and the litigation is ongoing. On January 2, 2018, the Company was notified that Visa, Inc. ("Visa") had asserted its assessment for incremental counterfeit fraud losses and card reissuance costs for $1.0 million. The Company paid the assessment in the fourth quarter of fiscal 2017. On October 20, 2015, the Company agreed with one of its third-party payment administrators to provide a $15.0 million LOC to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved. On January 4, 2018, this third-party payment administrator agreed to reduce the LOC to the Visa assessment amount of approximately $1.0 million. The Company has recorded an estimated liability for any remaining potential claims from other card networks.

As a result of the criminal intrusions, two class action complaints were filed against the Company by consumers and are currently pending, Mertz v. SuperValu Inc. et al, filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al, filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, the Company and SuperValu filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit Court of Appeals and defendants filed a cross-appeal. In a decision dated August 30, 2017, the Eighth Circuit Court of Appeals reversed the District Court's dismissal of the case as to one of the 16 named plaintiffs, affirmed the dismissal as to the remaining 15 named plaintiffs and remanded the case to the District Court for further proceedings. On November 3, 2017, the Company filed a motion to dismiss with respect to the remaining plaintiff's claim on the basis that the plaintiff was not a customer of any of the Company's stores, and on March 7, 2018, the Company's motion to dismiss was granted with prejudice and these complaints are now resolved.

On October 6, 2015, the Company received a letter from the Office of Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices are leading a multi-state group that includes the Attorneys General for 14 other states requesting specified information concerning the two data breach incidents. The multi-state group has not made a monetary demand, and the Company is unable to estimate the possibility of or reasonable range of loss, if any. The Company has cooperated with the investigation. Three of the Company's insurance carriers have denied the Company's claim for cyber insurance coverage for losses resulting from the intrusions based on, among other things, the insurers' conclusions that the intrusions began prior to the start date for coverage under the cyber insurance policy. The Company responded to the insurers' denials disagreeing with the conclusions and reserving its rights. The Company's claims with other of its insurance carriers remain outstanding.

Rodman: On June 17, 2011, a customer of Safeway's home delivery business (safeway.com) filed a class action complaint in the United States District Court for the Northern District of California entitled Rodman v. Safeway Inc., alleging that Safeway had inaccurately represented on its home delivery website that the prices paid there were the same as the prices in the brick-and-mortar retail store. Rodman asserted claims for breach of contract and unfair business practices under California law. The court certified a class for the breach of contract claim, but denied class treatment for the California business practices claims. On December 10, 2014, the court ruled that the terms and conditions on Safeway's website should be construed as creating a contractual promise that prices on the website would be the same as in the stores and that Safeway had breached the contract by charging more on the website. On August 31, 2015, the court denied Safeway's affirmative defenses and arguments for limiting liability, and determined that website registrants since 2006 were entitled to approximately $31.0 million in damages (which amount was reduced to $23.2 million to correct an error in the court's calculation), plus prejudgment interest. The court then set a trial date of December 7, 2015 to determine whether pre-2006 registrants were entitled to any recovery. The parties thereafter stipulated to facts regarding the pre-2006 registration process, whereupon the court vacated the December trial date and extended its prior liability and damages rulings to class members who registered before 2006. Consequently, on November 30, 2015, the court entered a final judgment in favor of the plaintiff class in the amount of $41.9 million (comprised of $31.0 million in damages and $10.9 million in prejudgment interest). Safeway filed a Notice of Appeal from that judgment to the Ninth Circuit Court of Appeals on December 4, 2015, contesting both liability and damages. On April 6, 2016, the plaintiff moved for discovery sanctions against Safeway in the district court, seeking an additional $2.0 million. A hearing on the sanctions motion was held on August 25, 2016, and the court awarded sanctions against the Company in an amount under $1.0 million. The Ninth Circuit Court of Appeals heard oral arguments on the appeal on June 12, 2017 and, on August 4, 2017, affirmed the judgment for the plaintiff. On December 15, 2017, the Company paid $42.3 million into a qualified settlement fund escrow account to fund the judgment (with interest).

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. Defendants have answered the complaints, and the parties are in the initial stages of discovery. The Company is currently unable to estimate the range of loss, if any, that may result from these matters due to the early procedural status of the cases. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. On December 12, 2017, the Court in Terraza denied in part and granted in part a motion to dismiss brought by co-defendant Aon Hewitt. The parties recently entered into a scheduling stipulation in both Terraza and Lorenz wherein fact discovery closed on April 22, 2018, expert discovery will close on June 8, 2018, dispositive motions are due on June 21, 2018, and trial is set for October 22, 2018.

False Claims Act: Three qui tam actions have been filed against the Company under the False Claims Act. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc. ("Albertsons"), et al, the relators allege that defendants (including various Albertsons subsidiaries) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. In United States ex rel. Proctor v. Safeway, the relator alleges that Safeway submitted fraudulent, inflated pricing information to four government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Relator filed an amended complaint, and Safeway's motion to dismiss the amended complaint was denied. In United States ex rel. Zelickowski v. Albertsons LLC, relator alleges that Albertsons overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in Albertsons' discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. The government previously investigated the relators' allegations in each of the cases and declined to intervene in any of the cases. Relators elected to pursue their respective cases on their own, and the Company is vigorously defending each of those matters. The matters are at an early stage in the proceedings. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome of any of them should be unfavorable.
Other Commitments

In the ordinary course of business, the Company enters into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 15 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders'/member equity during a period, other than those from investments by or distributions to stockholders/member. Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for interest rate swaps, pension and other post-retirement liabilities and foreign currency translation adjustments, driven primarily by the Company's equity method investment in Casa Ley.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. AOCI is primarily the cumulative balance related to interest rate swaps, pension and other post-retirement benefit adjustments and foreign currency translation adjustments. Changes in the AOCI balance by component are shown below (in millions):

	Fiscal 2017
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7
Other comprehensive income before reclassifications	207.0	33.7	143.1	23.7	6.5
Amounts reclassified from Accumulated other comprehensive income	90.9	32.4	(21.3)	84.9	(5.1)
Tax expense	(94.0)	(19.1)	(29.6)	(43.6)	(1.7)
Current-period other comprehensive income (loss), net	203.9	47.0	92.2	65.0	(0.3)
Ending AOCI balance	$191.1	$18.9	$171.9	$(1.1)	$1.4

	Fiscal 2016
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(112.7)	$(67.5)	$(2.3)	$(45.6)	$2.7
Other comprehensive income (loss) before reclassifications	68.6	1.4	102.8	(34.2)	(1.4)
Amounts reclassified from Accumulated other comprehensive income	53.0	50.5	2.5	—	—
Tax (expense) benefit	(21.7)	(12.5)	(23.3)	13.7	0.4
Current-period other comprehensive income (loss), net	99.9	39.4	82.0	(20.5)	(1.0)
Ending AOCI balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7

NOTE 16 - QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature and are necessary for a fair statement of the results for the interim periods presented (in millions):

	Fiscal 2017
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$59,924.6	$14,033.7	$13,599.2	$13,831.7	$18,460.0
Gross profit	16,361.1	3,948.3	3,624.6	3,729.7	5,058.5
Operating (loss) income	(4.9)	213.3	(95.0)	(213.8)	90.6
(Loss) income before income taxes	(917.5)	15.3	(305.4)	(422.9)	(204.5)
Income tax (benefit) expense	(963.8)	(373.0)	(523.5)	(67.7)	0.4
Net income (loss)	$46.3	$388.3	$218.1	$(355.2)	$(204.9)

Net loss for the second twelve weeks of fiscal 2017 includes a goodwill impairment charge of $142.3 million. Net income during fiscal 2017 includes additional asset impairment charges of $100.9 million.

Net income in the third twelve weeks of fiscal 2017 includes a non-cash income tax benefit of $359.0 million related to the release of substantially all of NALP's valuation allowance associated with the Reorganization Transactions. Fiscal 2017 reflects a non-cash income tax benefit of $218.0 million related to the release of substantially all of NALP's valuation allowance, a difference of $141.0 million due to additional valuation allowance recorded for the first three quarters of fiscal 2017 through the date of the Reorganization Transactions. Net income for the last twelve weeks of fiscal 2017 includes a net non-cash income tax benefit of $430.4 million as a result of the reduction in net deferred tax liabilities due to the lower corporate income tax rate from the enactment of the Tax Cuts and Jobs Act, partially offset by an increase of $46.7 million in net deferred tax liabilities from the Company's limited liability companies related to the Reorganization Transactions.

	Fiscal 2016
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$59,678.2	$13,816.6	$13,613.8	$13,856.1	$18,391.7
Gross profit	16,640.5	3,933.8	3,819.8	3,765.9	5,121.0
Operating income	640.5	186.0	153.9	101.2	199.4
Loss before income taxes	(463.6)	(45.3)	(32.1)	(276.7)	(109.5)
Income tax (benefit) expense	(90.3)	(79.9)	4.1	(38.6)	24.1
Net (loss) income	$(373.3)	$34.6	$(36.2)	$(238.1)	$(133.6)

Net loss for the first twelve weeks of fiscal 2016 includes losses of $78.9 million in pension expense, net related to the Collington acquisition, and gains related to the sale of surplus properties of $43.5 million.

Net loss for the second twelve weeks of fiscal 2016 includes a loss on extinguishment of debt of $111.7 million.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 24, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2018.

Evaluation of Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our board of directors and executive officers as of May 11, 2018:

Name	Age	Position
Robert G. Miller	74	Chairman and Chief Executive Officer
James Donald	64	President and Chief Operating Officer
Susan Morris	49	Executive Vice President and Chief Operations Officer
Shane Sampson	53	Chief Marketing and Merchandising Officer
Anuj Dhanda	55	Executive Vice President and Chief Information Officer
Robert B. Dimond	56	Executive Vice President and Chief Financial Officer
Justin Ewing	49	Executive Vice President, Corporate Development and Real Estate
Robert A. Gordon	66	Executive Vice President, General Counsel and Secretary
Jim Perkins	54	Executive Vice President, Retail Operations, Special Projects and President, Acme and Eastern Divisions
Andrew J. Scoggin	56	Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs
Mike Withers	58	Executive Vice President, Retail Operations, East Region
Dean S. Alder (a)	61	Director
Sharon L. Allen *(a)(b)	66	Director
Steve A. Davis *(c)(d)	59	Director
Kim Fennebresque *(b)(d)	68	Director
Lisa A. Gray (a)(c)	62	Director
Hersch Klaff (c)	64	Director
Ronald Kravit (c)	61	Director
Alan Schumacher *(d)	71	Director
Jay L. Schottenstein	63	Director
Lenard B. Tessler (a)(b)	65	Lead Director
B. Kevin Turner	53	Vice Chairman and Senior Advisor to the CEO
Scott Wille	37	Director
* Independent Director
(a) Member, Nominating and Corporate Governance Committee
(b) Member, Compensation Committee
(c) Member, Compliance Committee
(d) Member, Audit and Risk Committee

EXECUTIVE OFFICERS AND DIRECTORS BIOGRAPHIES

Robert G. Miller, Chairman and Chief Executive Officer. Mr. Miller has served as our Chairman and Chief Executive Officer since April 2015 and has served as a member of our board of directors since 2006. Mr. Miller previously served as our Executive Chairman from January 2015 to April 2015, and as Chief Executive Officer from June 2006 to January 2015. Mr. Miller has over 50 years of retail food and grocery experience. Mr. Miller previously served as Chairman and Chief Executive Officer of Fred Meyer Inc. and Rite Aid Corporation. He served as the Vice Chairman of Kroger from January 1999 to December 1999 and Chairman of Wild Oats Markets, Inc., a nationwide chain of natural and organic food markets from 2004 to 2006. Earlier in his career, Mr. Miller served as Executive Vice President of Operations of Albertson's, Inc. from 1988 to 1991. Mr. Miller has previously served as a board member of Nordstrom Inc. from 2004 to 2016, JoAnn Fabrics from 2013 to 2015, Harrah's Entertainment Inc. from 1998 to 2006 and has served as a board member of the Jim Pattison Group, Inc, a diversified Canadian holding company, since 2006. Mr.

Miller has detailed knowledge and valuable perspective and insights regarding our business and has responsibility for the development and implementation of our business strategy.

James Donald, President and Chief Operating Officer. Mr. Donald joined us as President and Chief Operating Officer in March 2018. He most recently served as Chief Executive Officer and Director of Extended Stay America, Inc., a large North American owner and operator of hotels, and its subsidiary, ESH Hospitality, Inc. (together with Extended Stay America, Inc. "ESH"), from February 2012 to August 2015, and as Senior Advisor of ESH from July 2015 to December 2015. Prior to joining ESH, Mr. Donald served as President, Chief Executive Officer and Director of Starbucks Corporation, President and Chief Executive Officer of regional food and drug retailer Haggen Food & Pharmacy, Chairman, President and Chief Executive Officer of regional food and drug retailer Pathmark Stores, Inc., and in a variety of other senior and executive roles at Wal-Mart Stores, Inc., Safeway Inc. and Albertsons, Inc. Mr. Donald began his grocery and retail career in 1971 with Publix Super Markets, Inc. Mr. Donald has served on the Advisory Board of Jacobs Holding AG, a Switzerland-based global investment firm, since 2015, and as a member of the Board of Directors at Barry Callebaut AG, a Switzerland-based manufacturer of chocolate and cocoa, since 2008. Mr. Donald previously served as a Director of Rite Aid Corporation from May 2008 to June 2013.

Susan Morris, Executive Vice President and Chief Operations Officer. Ms. Morris has been our Executive Vice President and Chief Operations Officer since January 16, 2018. Previously, Ms. Morris served as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018. Ms. Morris also served as our Executive Vice President, Retail Operations, East Region from April 2016 to April 2017, and as President of our Denver Division from March 2015 to March 2016 and as President of our Intermountain Division from March 2013 to March 2015. From June 2012 to February 2013, Ms. Morris served as our Vice President of Marketing and Merchandising, Southwest Division. From February 2010 to June 2012, Ms. Morris served as a Sales Manager in our Southwest Division. Prior to joining our company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu. Ms. Morris also previously served as Vice President of Operations at Albertson's, Inc.

Shane Sampson, Chief Marketing and Merchandising Officer. Mr. Sampson has been our Chief Marketing and Merchandising Officer since April 2015. Previously, Mr. Sampson served as our Executive Vice President, Marketing and Merchandising from January 2015 to April 2015. He previously served as President of NALP's Jewel-Osco division from March 2014 to January 2015. Previously, in 2013, Mr. Sampson led NALP's Shaw's and Star Market's management team. Prior to joining NALP, Mr. Sampson served as Senior Vice President of Operations at Giant Food, a regional American supermarket chain and division of Ahold USA, from 2009 to January 2013. He has over 35 years of experience in the grocery industry at several chains, including roles as Vice President of Merchandising and Marketing and President of numerous Albertson's, Inc. divisions.

Anuj Dhanda, Executive Vice President and Chief Information Officer. Mr. Dhanda has been our Executive Vice President and Chief Information Officer since December 7, 2015. Prior to joining our company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain since March 2015, and as its Chief Information Officer since September 2013. Previously, Mr. Dhanda served at PNC Financial Services as Chief Information Officer from March 2008 to August 2013, after having served in other senior information technology positions at PNC Bank from 1995 to 2013.

Robert B. Dimond, Executive Vice President and Chief Financial Officer. Mr. Dimond has been our Chief Financial Officer since February 2014. Prior to joining our company, Mr. Dimond previously served as Executive Vice President, Chief Financial Officer and Treasurer at Nash Finch Co., a food distributor, from 2007 to 2013. Mr. Dimond has over 28 years of financial and senior executive management experience in the retail food and distribution industry. Mr. Dimond has served as Chief Financial Officer and Senior Vice President of Wild Oats, Group Vice President and Chief Financial Officer for the western region of Kroger, Group Vice President and Chief Financial Officer of Fred Meyer, Inc. and as Vice President, Administration and Controller for Smith's Food and Drug Centers Inc., a regional supermarket chain. Mr. Dimond is a Certified Public Accountant.

Justin Ewing, Executive Vice President, Corporate Development and Real Estate. Mr. Ewing has been our Executive Vice President of Corporate Development and Real Estate since January 2015. Previously, Mr. Ewing had served as our Senior Vice President of Corporate Development and Real Estate since 2013, as Vice President of Real Estate and Development since 2011 and as Vice President of Corporate Development since 2006, when Mr. Ewing originally joined the Company from the operations group at Cerberus Capital Management, L.P. ("Cerberus"). Prior to his work with Cerberus, Mr. Ewing was with Trowbridge Group, a strategic sourcing firm. Mr. Ewing also spent over 13 years with PricewaterhouseCoopers LLP. Mr. Ewing is a Chartered Accountant with the Institute of Chartered Accountants of England and Wales.

Robert A. Gordon, Executive Vice President, General Counsel and Secretary. Mr. Gordon has been our Executive Vice President, General Counsel and Secretary since January 2015. Previously, he served as Safeway's General Counsel from June 2000 to January 2015 and as Chief Governance Officer since 2004, Safeway's Secretary since 2005 and as Safeway's Deputy General Counsel from 1999 to 2000. Prior to joining Safeway, Mr. Gordon was a partner at the law firm Pillsbury Winthrop from 1984 to 1999.

Jim Perkins, Executive Vice President, Retail Operations Special Projects and President, Acme and Eastern Divisions. Mr. Perkins has been our Executive Vice President, Retail Operations Special Projects since April 2017. Since June 2017, he has also served as the President of our Acme Division. He also served as our Executive Vice President, Retail Operations, West Region from April 2016 until April 2017, and our Executive Vice President, Retail Operations, East Region, from April 2015 to April 2016. He served as President of NALP's Acme Markets division from March 2013 to April 2015. Previously, he served as regional Vice President of Giant Food, a regional American supermarket chain, from 2009 to 2013. He began his career with Albertson's, Inc. as a clerk in 1982. Mr. Perkins served in roles of increasing responsibility, ultimately being named Vice President of Operations for Albertson's, Inc. In 2006, Mr. Perkins joined Albertsons, LLC's southern division as Director of Operations.

Andrew J. Scoggin, Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs. Mr. Scoggin has served as our current Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs since January 2015. Mr. Scoggin has also served as Executive Vice President, Human Resources, Labor Relations and Public Relations for the Company since March 2013, and served as the Senior Vice President, Human Resources, Labor Relations and Public Relations for the Company from June 2006 to March 2013. Mr. Scoggin joined Albertsons, Inc. in the Labor Relations and Human Resources department in 1993. Prior to that time, Mr. Scoggin practiced law with a San Francisco Bay Area law firm.

Mike Withers, Executive Vice President, Retail Operations, East Region. Mr. Withers has served as our Executive Vice President, Retail Operations, East Region since April 2017. Mr. Withers began his career with Albertsons in 1976 in Boise. Mr. Withers served as district manager in both Washington and Florida and was promoted to Big Sky Division President with responsibilities for store operations in Montana and North Dakota, a role he also held in both the Florida and Portland divisions. Mr. Withers previously served as Vice President of Marketing and Merchandising for the Florida and Southern divisions, and President of the Southern and Jewel-Osco divisions.

Dean S. Adler, Director. Mr. Adler has been a member of our board of directors since 2006. Mr. Adler is CEO of Lubert-Adler, which he co-founded in 1997. Mr. Adler has served on the board of directors of Bed Bath & Beyond Inc., a nationwide retailer of domestic goods, since 2001, and previously served on the board of directors for Developers Diversified Realty Corp., a shopping center real estate investment trust, and Electronics Boutique, Inc., a mall retailer. Mr. Adler's extensive experience in the retail and real estate industries, as well as his extensive knowledge of our company, provides valuable insight to our board of directors in industries critical to our operations.

Sharon L. Allen, Director. Ms. Allen has been a member of our board since June 2015. Ms. Allen served as U.S. Chairman of Deloitte LLP from 2003 to 2011, retiring from that position in May 2011. Ms. Allen was also a member of the Global Board of Directors, Chair of the Global Risk Committee and U.S. Representative of the Global Governance Committee of Deloitte Touche Tohmatsu Limited from 2003 to May 2011. Ms. Allen worked at Deloitte for nearly 40 years in various leadership roles, including partner and regional managing partner, and was previously responsible for audit and consulting services for a number of Fortune 500 and large private companies. Ms. Allen is currently an independent director of Bank of America Corporation. Ms. Allen has also served as a director of First Solar, Inc. since 2013. Ms. Allen is a Certified Public Accountant (Retired). Ms. Allen's extensive leadership, accounting and audit experience broadens the scope of our board of directors' oversight of our financial performance and reporting and provides our board of directors with valuable insight relevant to our business.

Steven A. Davis, Director. Mr. Davis has been a member of our board since June 2015. Mr. Davis is the former Chairman and Chief Executive Officer of Bob Evans Farms, Inc., a food service and consumer products company, where he served from May 2006 to December 2014. Mr. Davis has also served as a director of Sonic Corp., the nation's largest chain of drive-in restaurants, since January 2017, Marathon Petroleum Corporation, a petroleum refiner, marketer, retailer and transporter, since 2013, Walgreens Boots Alliance, Inc. (formerly Walgreens Co.), a pharmacy-led wellbeing enterprise, from 2009 to 2015, and CenturyLink, Inc. (formerly Embarq Corporation), a provider of communication services, from 2006 to 2009. Prior to joining Bob Evans Farms, Inc. in 2006, Mr. Davis served in a variety of restaurant and consumer packaged goods leadership positions, including president of Long John Silver's LLC and A&W All-American Food Restaurants. In addition, he held executive and operational positions at Yum! Brands, Inc.'s Pizza Hut division and at Kraft General Foods Inc. Mr. Davis brings to our board of directors extensive leadership experience. In particular, Mr. Davis' leadership of retail and food service companies and pharmacies provides our board of directors with valuable insight relevant to our business.

Kim Fennebresque, Director. Mr. Fennebresque has been a member of our board of directors since March 2015. Mr. Fennebresque has served as a senior advisor to Cowen Group Inc., a diversified financial services firm, since 2008, where he also served as its chairman, president and chief executive officer from 1999 to 2008. He has served on the boards of directors of Ally Financial Inc., a financial services company, since May 2009, BlueLinx Holdings Inc., a distributor of building products, since May 2013 and as Chairperson of BlueLinx Holdings Inc. since May 2016, and Delta Tucker Holdings, Inc. (the parent of DynCorp International, a provider of defense and technical services and government outsourced solutions) since May 2015. From 2010 to 2012, Mr. Fennebresque served as chairman of Dahlman Rose & Co., LLC, an investment bank. He has also served as head of the corporate finance and mergers and acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. He has also held various positions at First Boston Corporation, an investment bank acquired by Credit Suisse. Mr. Fennebresque's extensive experience as a director of several public companies and history of leadership in the financial services industry brings corporate governance expertise and a diverse viewpoint to the deliberations of our board of directors.

Lisa A. Gray, Director. Ms. Gray has been member of our board of directors since July 2014. Ms. Gray has served as Vice Chairman of Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, since May 2015, and has served as General Counsel of COAC since 2004. Prior to joining Cerberus in 2004, she served as Chief Operating Executive and General Counsel for WAM!NET Inc., a provider of content hosting and distribution solutions, from 1996 to 2004. Prior to that, she was a partner at the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd from 1986 to 1996. Ms. Gray serves as Vice Chairman and General Counsel of COAC, an affiliate of our largest beneficial owner, and has extensive experience and familiarity with us. Ms. Gray has also served as a member of the board of directors of Keane Group, Inc., a provider of hydraulic fracturing, wireline technologies and drilling services, since March 2011. In addition, Ms. Gray has extensive legal and corporate governance skills which broadens the scope of our board of directors' experience.

Hersch Klaff, Director. Mr. Klaff has served as a member of our board of directors since 2010. Mr. Klaff is the Chief Executive Officer of Klaff Realty, which he formed in 1984. Mr. Klaff began his career with the public accounting firm of Altschuler, Melvoin and Glasser in Chicago and is a Certified Public Accountant. Mr. Klaff's real estate expertise and accounting and investment experience, as well as his extensive knowledge of our company, broadens the scope of our board of directors' oversight of our financial performance.

Ronald Kravit, Director. Mr. Kravit has served as a member of our board of directors since 2006. Mr. Kravit is currently a Senior Managing Director and head of real estate investing at Cerberus, which he joined in 1996. Mr. Kravit has currently or previously served on the boards of Chrysler Financial Services Americas LLC, a financial services company, LNR Property LLC, a diversified real estate investment company, and Residential Capital LLC, a real estate finance company. Mr. Kravit joined Cerberus in 1996. Prior to joining Cerberus, Mr. Kravit was a Managing Director at Apollo Real Estate Advisors, L.P., a real estate investment firm, from 1994 to 1996. Prior to his tenure at Apollo, Mr. Kravit was a Managing Director at G. Soros Realty Advisors/Reichmann International, an affiliate of Soros Fund Management, from 1993 to 1994. Mr. Kravit is a Certified Public Accountant. Mr. Kravit's experience in the real estate and financial services industries, and his extensive knowledge of our company, provides valuable insight to our board of directors.

Alan Schumacher, Director. Alan H. Schumacher has served as a member of our board of directors since March 2015. He has also served on the board of Warrior Met Coal, Inc., a leading producer and exporter of metallurgical coal for the global steel industry, since its initial public offering in April 2017. He has currently or previously served as a director of BlueLinx Holdings Inc., a distributor of building products, Evertec Inc., a full-service transaction processing business in Latin America, School Bus Holdings Inc., an indirect parent of school-bus manufacturer Blue Bird Corporation, Quality Distribution Inc., a chemical bulk tank truck operator, and Noranda Aluminum Holding Corporation, a producer of aluminum. Mr. Schumacher was a member of the Federal Accounting Standards Advisory Board from 2002 through June 2012. The board of directors has determined that the simultaneous service on more than three audit committees of public companies by Mr. Schumacher does not impair his ability to serve on our audit and risk committee nor does it represent or in any way create a conflict of interest for our company. Mr. Schumacher's experience as a board director of several public companies, and his deep understanding of accounting principles, provides our board of directors with experience to oversee our accounting and financial reporting.

Jay Schottenstein, Director. Mr. Schottenstein has served as a member of our board of directors since 2006. Mr. Schottenstein has served as interim Chief Executive Officer of American Eagle Outfitters, Inc. ("American Eagle"), an apparel and accessories retailer, since January 2014 and as Chairman of their board of directors since March 1992. Mr. Schottenstein previously served as Chief Executive Officer of American Eagle from March 1992 until December 2002. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores since March 1992 and as president since 2001. Mr. Schottenstein also served as chief executive officer of DSW, Inc., a footwear and accessories retailer, from March 2005 to April 2009, and as chairman of the board of directors of DSW since March 2005. Mr. Schottenstein's experience as a chief executive officer and a director of other major publicly-owned retailers, and his prior experience as a member of our board of directors, gives him and our board of directors valuable knowledge and insight to oversee our operations.

Lenard B. Tessler, Lead Director. Mr. Tessler has served as a member of our board of directors since 2006. Mr. Tessler is currently Vice Chairman and Senior Managing Director at Cerberus, which he joined in 2001. Prior to joining Cerberus, Mr. Tessler served as Managing Partner of TGV Partners, a private equity firm that he founded, from 1990 to 2001. From 1987 to 1990, he was a founding partner of Levine, Tessler, Leichtman & Co. From 1982 to 1987, he was a founder, Director and Executive Vice President of Walker Energy Partners. Mr. Tessler is a member of the Cerberus Capital Management Investment Committee. Mr. Tessler has also served as a member of the board of directors of Keane Group, Inc., a provider of hydraulic fracturing, wireline technologies and drilling services, since October 2012, and as a Trustee of New York Presbyterian Hospital, where he also serves as member of the Investment Committee and the Budget and Finance Committee. Mr. Tessler's leadership roles at our largest beneficial owner, his board service and his extensive experience in financing and private equity investments and his in-depth knowledge of our company and its acquisition strategy, provides critical skills for our board of directors to oversee our strategic planning and operations.

B. Kevin Turner, Vice Chairman and Senior Advisor to the CEO. Mr. Turner has served as Vice Chairman and Senior Advisor to the Chief Executive Officer and as a member of our board of directors since August 2017. Mr. Turner is currently a member of the board of directors of Nordstrom, Inc. Mr. Turner was previously Chief Executive Officer of Citadel Securities and Vice Chairman of Citadel LLC, global financial institutions, from August 2016 to January 2017. He served as Chief Operating Officer of Microsoft Corporation from 2005 to 2016, and as Chief Executive Officer and President of Sam's Club, a subsidiary of Wal-Mart, from 2002 to 2005. Between 1985 and 2002, Mr. Turner held a number of positions of increasing responsibility with Wal-Mart, including Executive Vice President and Global Chief Information Officer from 2001 to 2002. Mr. Turner's strategic and operational leadership skills and expertise in online worldwide sales, global operations, supply chain, merchandising, branding, marketing, information technology and public relations provide our board of directors with valuable insight relevant to our business.

Scott Wille, Director. Mr. Wille has served as a member of our board of directors since January 2015. Mr. Wille is currently Co-Head of North American Private Equity and Managing Director at Cerberus, which he joined in 2006. Prior to joining Cerberus, Mr. Wille worked in the leveraged finance group at Deutsche Bank Securities Inc. from 2004 to 2006. Mr. Wille has served as a director of Remington Outdoor Company, Inc., a designer, manufacturer and marketer of firearms, ammunition and related products, since February 2014 and Keane Group, Inc., a provider of hydraulic fracturing, wireline technologies and drilling services, since 2011. Mr. Wille previously served as a director of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies, from September 2010 to October 2012. Mr. Wille serves as Managing Director of our largest beneficial owner, and his experience in the financial and private equity industries, and his in-depth knowledge of our company and its acquisition strategy, are valuable to our board of directors' understanding of our business and financial performance.

Wayne A. Denningham, President & Chief Operating Officer (retired). Mr. Denningham was our Chief Operating Officer since April 2015, and our President & Chief Operating Officer from April 2017 to his retirement effective February 24, 2018. Previously, he served as our Executive Vice President and Chief Operating Officer, South Region, from January 2015 to April 2015 and President of our Southern California division from March 2013 to January 2015. From 2006 to March 2013, he led our Rocky Mountain, Florida and Southern divisions. Mr. Denningham began his career with Albertson's, Inc. in 1977 as a courtesy clerk and served in a variety of positions with the company, including Executive Vice President of Marketing and Merchandising and Executive Vice President of Operations and Regional President.

BOARD OF DIRECTORS

Family Relationships

None of our officers or directors has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Board Composition

Our business and affairs are currently managed by our board of directors. Our board of directors has 13 members, comprised of two members of management, seven directors affiliated with the Sponsors and four independent directors. Members of the board of directors will be elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.

Director Independence

Our board of directors has affirmatively determined that Sharon L. Allen, Steven A. Davis, Kim Fennebresque and Alan Schumacher are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Board Leadership Structure

Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the board of directors should be separate. However, Robert G. Miller currently serves as both Chief Executive Officer and Chairman. Our board of directors has considered its leadership structure and believes at this time that our company and its stockholders are best served by having one person serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our board of directors and management. Mr. Miller also is able to use the in-depth focus and perspective gained in his executive function to assist our board of directors in addressing both internal and external issues affecting the Company.

Our corporate governance guidelines provide for the election of one of our non-management directors to serve as Lead Director when the Chairman of the board of directors is also the Chief Executive Officer. Lenard B. Tessler currently serves as our Lead Director and is responsible for serving as a liaison between the Chairman and the non-management directors, approving meeting agendas and schedules for our board and presiding at executive sessions of the non-management directors and any other board meetings at which the Chairman is not present, among other responsibilities.

Our board of directors expects to periodically review its leadership structure to ensure that it continues to meet the Company's needs.

Role of Board in Risk Oversight

While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit and risk committee oversees management of enterprise risks as well as financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our compliance committee is responsible for overseeing the management of compliance and regulatory risks facing our Company and risks associated with business conduct and ethics. Our nominating and corporate governance committee oversees risks associated with corporate governance. Pursuant to our board of directors' instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our board of directors and its committees.

BOARD COMMITTEES

Our board of directors has assigned certain of its responsibilities to permanent committees consisting of board members appointed by it. Our board of directors has an audit and risk committee, compensation committee, compliance committee and nominating and corporate governance committee, each of which have the responsibilities and composition described below:

Audit and Risk Committee

Our audit and risk committee consists of Kim Fennebresque, Alan Schumacher and Steven A. Davis, with Mr. Schumacher serving as chair of the committee. The committee assists the board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements (to the extent not otherwise handled by our compliance committee), our independent auditor's qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. We have three independent directors serving on our audit and risk committee. Our board of directors has determined that Mr. Schumacher has the attributes necessary to qualify him as an "audit committee financial expert" as defined by applicable SEC rules.

Compensation Committee

Our compensation committee consists of Kim Fennebresque, Lenard B. Tessler and Sharon L. Allen, with Mr. Fennebresque serving as chair of the committee. The compensation committee of the board of directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers' performance and advise on salary, bonus and other incentive and equity compensation.

Compliance Committee

Our compliance committee consists of Lisa A. Gray, Hersch Klaff, Ronald Kravit and Steven A. Davis, with Ms. Gray serving as chair of the committee. The purpose of the compliance committee is to assist the board in implementing and overseeing our compliance programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing our company, and monitor our performance with respect to such programs, policies and procedures.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dean S. Adler, Sharon L. Allen, Lisa A. Gray and Lenard B. Tessler, with Ms. Allen serving as chair of the committee. The nominating and corporate governance committee is primarily concerned with identifying individuals qualified to become members of our board of directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our board of directors and the development of our corporate governance guidelines and principles.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of our board of directors or compensation committee.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is filed as Exhibit 14.1 hereto and is incorporated herein by reference. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE, as applicable, that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas, including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of our board of directors and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

DIRECTOR COMPENSATION

Only our independent directors received compensation for their service on our board of directors or any board committees in fiscal 2017. We reimburse all of our directors for reasonable documented out-of pocket expenses incurred by them in connection with attendance at board of directors and committee meetings.
For fiscal 2017, all of our independent directors received an annual cash fee in the amount of $125,000 and additional annual fees for serving as a committee chair and/or member as follows:

Name	Committee Position	Additional Annual Fee
Sharon L. Allen	Chair of Nominating and Governance Committee	$10,000
	Member of Nominating and Governance Committee	$10,000
	Member of Compensation Committee	$20,000

Steven A. Davis	Member of Audit Committee	$25,000
	Member of Compliance Committee	$20,000

Kim Fennebresque	Chair of Compensation Committee	$20,000
	Member of Compensation Committee	$20,000
	Member of Audit Committee	$25,000

Alan Schumacher	Chair of Audit Committee	$25,000
	Member of Audit Committee	$25,000

Messrs. Fennebresque, Schumacher and Davis were granted Phantom Units under the Phantom Unit Plan in fiscal 2015 (the "2015 Director Phantom Units"). 50% of the 2015 Director Phantom Units are subject to time-based vesting in four annual installments of 25%. The remaining 2015 Director Phantom Units were initially subject to vesting in four installments of 25% over four fiscal years subject to the achievement of fiscal year performance targets ("Performance Units"), established for each such fiscal year and the director remaining as a member of the board of directors through the last day of each fiscal year. In fiscal 2017, the compensation committee determined that the remaining outstanding Performance Units would vest solely subject to the director’s remaining a member of the board of directors through the last day of the applicable fiscal year. Accordingly, each of Messrs. Fennebresque, Schumacher and Davis became vested in 25% of his Performance Units on February 24, 2018. In February 2018, ACI’s board of directors determined that outstanding phantom awards held by any ACI independent director who does not continue as a director following the Merger will become fully vested upon the Merger.

On February 26, 2017, our board of directors approved awards of 3,044 Phantom Units to each of Messrs. Davis, Fennebresque and Schumacher and Ms. Allen, each with a grant date value of $125,000. These Phantom Units became 100% vested on February 24, 2018 and will be settled upon the termination of the applicable director’s service. In February 2018, ACI’s board of directors approved awards of Phantom Units to each of Messrs. Davis, Fennebresque and Schumacher and Ms. Allen, each with a grant date value of $125,000. These Phantom Units will become 100% vested on February 23, 2019 and will be settled upon the termination of the applicable director’s service.

Upon the consummation of the Merger, all outstanding Phantom Units will be converted into restricted stock units that will be settled in shares of ACI common stock. See "Executive Compensation-Incentive Plans-Phantom Unit Plan" for additional information regarding the Phantom Unit Plan. In connection with, and immediately prior to the closing of, the Merger, Albertsons Investor will distribute shares of ACI common stock to its equity holders on a pro rata basis in exchange for the common units, management incentive units and investor incentive units in Albertsons Investor held by such holders and KIM ACI will distribute shares of ACI common stock to its equity holders on a pro rata basis in exchange for the management incentive units and investor incentive units in KIM ACI held by such holders.

Four members of ACI’s board of directors, Sharon L. Allen, Steven A. Davis, Kim Fennebresque and Alan Schumacher, received compensation for their service on our board of directors during fiscal 2017, as set forth in the table below and as described in "-Director Compensation."

(in dollars) Name	Fees earned or Paid in Cash($)	Unit Awards ($)(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and nonqualified Deferred Compensation Earnings	All Other Compensation	Total($)
Sharon L. Allen	165,000	125,000	—	—	—	—	290,000
Steven A. Davis	170,000	125,000	—	—	—	—	295,000
Kim Fennebresque	190,000	125,000	—	—	—	—	315,000
Alan Schumacher	175,000	125,000	—	—	—	—	300,000
(1) Reflects the grant date fair value calculated in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, ("ASC 718"). The amount reflects the 3,044 Phantom Units granted to each director on February 26, 2017. Such Phantom Units became fully vested on February 24, 2018.

As of February 24, 2018, the aggregate number of outstanding vested and unvested Phantom Units held by each independent director was:

Name	Number of Vested Phantom Units	Number of Unvested Phantom Units
Sharon L. Allen	3,044	—
Steven A. Davis	5,113	2,070
Kim Fennebresque	5,113	2,070
Alan Schumacher	5,113	2,070

The unvested Phantom Units are subject to vesting on February 23, 2019, subject to the terms described in "—Director Compensation."

Item 11 - Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide an understanding of ACI's compensation philosophy and objectives, compensation-setting process, and the compensation of ACI's named executive officers during fiscal 2017 ("NEOs"). ACI's NEOs for fiscal 2017 are:
• Robert G. Miller, ACI's Chairman and Chief Executive Officer;
• Robert B. Dimond, ACI's Executive Vice President and Chief Financial Officer;
• Wayne A. Denningham, ACI's former President and Chief Operating Officer, who retired on February 24, 2018;
• Shane Sampson, ACI's Chief Marketing and Merchandising Officer; and
• Anuj Dhanda, ACI's Executive Vice President and Chief Information Officer.

Compensation Philosophy and Objectives

ACI's general compensation philosophy is to provide programs that attract, retain and motivate its executive officers who are critical to its long-term success. ACI strives to provide a competitive compensation package to its executive officers to reward achievement of its business objectives and align their interests with the interests of its equityholders. ACI has sought to accomplish these goals through a combination of short- and long-term compensation components that are linked to ACI's annual and long-term business objectives and strategies. To focus ACI's executive officers on the fulfillment of its business objectives, a significant portion of their compensation is performance-based.

The Role of the Compensation Committee

The compensation committee is responsible for determining the compensation of ACI's executive officers. The compensation committee's responsibilities include determining and approving the compensation of the Chief Executive Officer and reviewing and approving the compensation of all other executive officers.

Compensation Setting Process

ACI's compensation program has reflected its operations as a private company. In determining the compensation for its executive officers, ACI relied largely upon the experience of its management and its board of directors with input from its Chief Executive Officer.

ACI's board of directors has established a compensation committee to be responsible for administering its executive compensation programs. As part of the administration of ACI's executive compensation programs, the Chief Executive Officer provides the compensation committee with his assessment of the other NEOs' performance and other factors used in developing his recommendation for their compensation, including salary adjustments, cash incentives and equity grants.

ACI has engaged a compensation consultant to provide assistance in determining the compensation of its executive officers. Such assistance may include establishing a peer group and formal benchmarking process to ensure that its executive compensation program is competitive and offers the appropriate retention and performance incentives.

Components of the NEO Compensation Program for Fiscal 2017

ACI uses various compensation elements to provide an overall competitive total compensation and benefits package to the NEOs that is tied to creating value and commensurate with ACI's results and aligns with its business strategy. Set forth below are the key elements of the compensation program for the NEOs for fiscal 2017:

•	base salary that reflects compensation for the NEO's role and responsibilities, experience, expertise and individual performance;

•	quarterly bonus based on division performance;

•	annual bonus based on ACI's financial performance for the fiscal year;

•	incentive compensation based on the value of ACI's equity;

•	severance protection; and

•	other benefits that are provided to all employees, including healthcare benefits, life insurance, retirement savings plans and disability plans.

Base Salary

ACI provides the NEOs with a base salary to compensate them for services rendered during the fiscal year. Base salaries for the NEOs are determined on the basis of each executive's role and responsibilities, experience, expertise and individual performance. The NEOs are not eligible for automatic annual salary increases. In fiscal 2017, ACI made the following adjustments to the base salary levels applicable to its NEOs from their base salaries in effect for fiscal 2016:

Name	Fiscal 2016 Base Salary ($)	Fiscal 2017 Base Salary (effective April 16, 2017) ($)
Robert G. Miller	2,000,000	2,000,000
Robert B. Dimond	700,000	775,000
Wayne A. Denningham	800,000	1,000,000
Shane Sampson	800,000	900,000
Anuj Dhanda	500,000	600,000

Upon the commencement of his employment, on March 1, 2018, James Donald became entitled to receive an annual base salary of $1,000,000.

Bonuses

Performance-Based Bonus Plans

ACI recognizes that its corporate management employees shoulder responsibility for supporting its operations and in achieving positive financial results. Therefore, ACI believes that a substantial percentage of each executive officer's annual compensation should be tied directly to the achievement of performance goals.

2017 Bonus Plan. All of the NEOs participated in the Corporate Management Bonus Plan established for fiscal 2017 (the "2017 Bonus Plan"). Consistent with ACI's bonus plan for fiscal 2016, the 2017 Bonus Plan provided for two components:

•
a quarterly bonus component based on the performance achieved by each of ACI's divisions for each fiscal quarter in fiscal 2017 (each a "Quarterly Division Bonus"), other than ACI's United Supermarkets Division and Haggen stores; and

•	an annual bonus component based on performance for the full fiscal 2017 (the "Annual Corporate Bonus").

The goals set under the 2017 Bonus Plan were designed to be challenging and difficult to achieve, but still within a realizable range so that achievement was both uncertain and objective. ACI believes that this methodology created a strong link between its NEOs and its financial performance.

The Quarterly Division Bonus component and the Annual Corporate Bonus component each constituted 50% of each NEO's target bonus opportunity for fiscal 2017. Consistent with its bonus plan for fiscal 2016 and the Executive

Employment Agreements (as defined below), ACI established the target bonus opportunity for fiscal 2017 under the 2017 Bonus Plan as 60% (50% for Mr. Dhanda) of the NEO's annual base salary. ACI believes that the target bonus opportunity for its NEOs is appropriate based on their positions and responsibilities, as well as their individual ability to impact its financial performance, and places a proportionately larger percentage of total annual pay for its NEOs at risk based on its performance.

Quarterly Division Bonus. The target bonus opportunity for each fiscal quarter in fiscal 2017 was calculated by dividing the NEO's target bonus opportunity for fiscal 2017 by 52 weeks and multiplying the result by the number of weeks in the applicable fiscal quarter, then dividing by half (each, a "Quarterly Bonus Target"). Higher and lower percentages of base salary could be earned for each fiscal quarter if minimum performance levels or performance levels above target were achieved. The maximum bonus opportunity for each fiscal quarter under the 2017 Bonus Plan was 200% of the applicable Quarterly Bonus Target. No amount would be payable for the applicable fiscal quarter if results fell below established threshold levels. ACI believes that having a maximum cap serves to promote good judgment by the NEOs, reduces the likelihood of windfalls and makes the maximum cost of the plan predictable.

At the beginning of each fiscal quarter, the management of each division participating in the 2017 Bonus Plan, with approval from ACI's corporate management, established the division's EBITDA goal for the applicable fiscal quarter with threshold, plan, target and maximum goals. After the end of the fiscal quarter, ACI's corporate finance team calculated the financial results for each retail division and reported the Quarterly Division Bonus percentage earned, if any. A division earned between 0% to 100% of its bonus target amount for achievement of EBITDA for the fiscal quarter between the threshold and target levels. If the division exceeded 100% of its target EBITDA for a fiscal quarter, the amount in excess of target EBITDA would be earned in proportion to the maximum goals, subject to a cap based on achievement of division sales goals for such fiscal quarter as follows:

Quarterly Sales Goal Percentage Achieved	Maximum Percentage of Quarterly Division Bonus Target Earned
Below 99%	100%
99%-99.99%	150%
100% or greater	200%

The bonuses earned by the NEOs for each fiscal quarter were determined by adding together the percentage of the quarterly division bonus target amounts earned for all of the divisions and dividing the sum by the number of ACI's divisions participating in the 2017 Bonus Plan for such quarter. Thirteen ACI divisions participated in the 2017 Bonus Plan during the first quarter of fiscal 2017. As a result of the consolidation of ACI's Southern and Houston Divisions, 12 ACI divisions participated in the 2017 Bonus Plan during the remainder of fiscal 2017. The actual amount of the bonus earned by an NEO for each fiscal quarter is approved by the compensation committee.

Annual Corporate Bonus. The Annual Corporate Bonus component was based on the level of achievement by ACI of an annual Adjusted EBITDA target for fiscal 2017 of $3,000 million. Amounts under the Annual Corporate Bonus could be earned above or below target level. The threshold level above which a percentage of the Annual Corporate Bonus could be earned was achievement above 90% of the Adjusted EBITDA target and 100% of the Annual Corporate Bonus could be earned at achievement of 100% of the Adjusted EBITDA target, with interim percentages earned for achievement between levels. If achievement exceeded 100% of the Adjusted EBITDA target, 10% of the excess Adjusted EBITDA would be added to the bonus pool, but payout was capped at 200% on the Annual Corporate Bonus component of the NEO's target bonus opportunity for fiscal 2017. ACI's board of directors has determined that ACI's actual achieved annual Adjusted EBITDA for fiscal 2017 was below the threshold level and therefore no amount of the target bonus opportunity for fiscal 2017 was earned.

The NEOs earned the following amounts under the 2017 Bonus Plan:

Name	Aggregate Quarterly Division Bonus for Fiscal 2017 Earned ($)	Annual Corporate Bonus for Fiscal 2017 Earned ($)	Aggregate Bonus for Fiscal 2017 Earned ($)
Robert G. Miller	102,928	—	102,928
Robert B. Dimond	39,330	—	39,330
Wayne A. Denningham	49,984	—	49,984
Shane Sampson	45,578	—	45,578
Anuj Dhanda	25,115	—	25,115

Special Bonuses

In addition to the annual cash incentive program, ACI may from time to time pay its NEOs discretionary bonuses as determined by the board of directors or the compensation committee to provide for additional retention or upon special circumstances. In connection with the commencement of their employment, Mr. Dimond received a retention bonus in the amount of $1,500,000 and Messrs. Sampson and Dhanda each received a retention bonus in the amount of $1,000,000. Upon his subsequent transfer to the position of Division President of Jewel-Osco and in recognition of his performance, in March 2014, Mr. Sampson's retention award was increased to $1,240,000. The final installments of Mr. Dimond's and Mr. Sampson's retention bonuses, in the amounts of $375,000 and $310,000, respectively, were paid on April 1, 2017. The second installment of Mr. Dhanda’s retention bonus, in the amount of $250,000, was paid to him on February 26, 2017, and the third and fourth installments will be payable on February 25, 2018 and February 24, 2019, generally subject to Mr. Dhanda remaining actively working, without having been demoted, through the payment date.

In recognition of his performance and as an additional incentive, in March 2013, Mr. Denningham received a retention bonus in the amount of $700,000. The final installment of Mr. Denningham's retention bonus, in the amount of $175,000, was paid in April 2017.

Incentive Plans

Miller Incentive Units

In connection with the Safeway acquisition, Mr. Miller was granted a fully-vested equity award equal to a 1.0% interest in AB Acquisition on a fully participating basis, which consisted of 3,350,084 fully-vested and non-forfeitable investor incentive units of AB Acquisition. In connection with the Reorganization Transactions, such investor incentive units were exchanged for 1,109,347 investor incentive units of Albertsons Investor and 1,109,347 investor incentive units of KIM ACI.

Phantom Unit Plan

In fiscal 2015, Phantom Units were granted under the Phantom Unit Plan to Messrs. Dimond, Denningham, Sampson and Dhanda. To align Mr. Denningham's awards with those granted to other senior executives, on August 2, 2016, he was granted an additional 132,456 Phantom Units. In connection with his promotion to the position of President, on April 19, 2017, Mr. Denningham was granted 82,785 Phantom Units. As further incentive, Mr. Dhanda was granted 82,785 Phantom Units on February 28, 2017, and each of Messrs. Denningham and Sampson was granted 132,456 Phantom Units on July 19, 2017, (such grants of Phantom Units to the NEOs, the "NEO Phantom Units").

Fifty percent of the NEO Phantom Units are time-based units that are subject to the NEO's continued service through each applicable vesting date. The remaining 50% of the NEO Phantom Units are Performance Units that are subject to both the NEO's continued service through each applicable vesting date and to the achievement of annual performance targets. The portion of the Performance Units subject to vesting on February 24, 2018 were subject to ACI's achievement of an annual Adjusted EBITDA target for fiscal 2017 of $3,000 million. In February 2018, ACI's compensation committee determined that it was unlikely that the performance measure for fiscal 2017 would be achieved. To maintain the retention value of such Performance Units, ACI's compensation committee determined that such Performance Units would vest solely subject to the NEO's continued service through February 24, 2018. Accordingly, all such Performance Units vested on February 24, 2018. Pursuant to the Denningham Retirement Agreement (as defined below), in connection with his retirement on February 24, 2018, Mr. Denningham became vested in his outstanding Phantom Units that would have otherwise become vested had he remained in service through February 23, 2019.

Upon the commencement of his employment, on March 1, 2018, Jim Donald was granted 214,219 Phantom Units. Subject to his continued service on each vesting date, the Phantom Units will become vested 50% on the last day of ACI’s 2018 fiscal year and 50% on the last day of ACI’s 2019 fiscal year.

Upon the consummation of the Merger, any outstanding NEO Phantom Units will be converted into restricted stock units that upon vesting will be settled in newly issued shares of ACI common stock.

The NEO Phantom Units were granted with the right to receive a Tax Bonus that entitles the participant to receive a bonus equal to 4% of the fair value of the management incentive units paid to the participant in respect of vested Phantom Units. Participants will continue to be eligible to receive a Tax Bonus following the consummation of the Merger.

Employment Agreements

Employment Agreement with Robert G. Miller

Mr. Miller is party to an employment agreement with ACI, dated March 13, 2006, as amended (the "Miller Employment Agreement"). On January 12, 2018, ACI and Mr. Miller entered into a letter agreement, pursuant to which the term of Mr. Miller's employment under the Miller Employment Agreement was extended through January 30, 2019.

The Miller Employment Agreement provides that Mr. Miller will serve as Chairman and Chief Executive Officer (which will be the senior most executive officer) and a voting member of the board of directors and of any executive or operating committee of the board of directors other than a committee required by the rules of the SEC or the applicable securities exchange to be made up of solely independent directors. Pursuant to the January 12, 2018 letter agreement, ACI may appoint a successor Chief Executive Officer, which will not constitute a Good Reason event so long as Mr. Miller continues to hold or share the position of Chairman. ACI and Rite Aid expect that following the Merger, John Standley, the current Chief Executive Officer of Rite Aid, will succeed and replace Mr. Miller as Chief Executive Officer of ACI and that Mr. Miller will continue as Chairman.

The Miller Employment Agreement provides that Mr. Miller will receive an annual base salary in the amount of $2,000,000 per year.

In the event of a termination of Mr. Miller's employment by ACI without Cause or by Mr. Miller with Good Reason, subject to his execution of a release, Mr. Miller will be entitled to a lump sum payment equal to his base salary for the remainder of the term. In addition, following the term of Mr. Miller's employment, Mr. Miller will be entitled to a payment of $50,000 per month (or partial month) during his lifetime and, after his death, his spouse will become entitled to a payment of $25,000 per month for each month (or partial month) during her lifetime. In any event, such payments will cease on the tenth anniversary of the end of the term.

Pursuant to the Miller Employment Agreement, Mr. Miller is entitled to the use of corporate aircraft for up to 100 hours of personal use per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate. In addition, pursuant to the Miller Employment Agreement, ACI assigned $5.0 million of the key man life insurance policy that ACI had obtained on Mr. Miller's life to Mr. Miller in favor of one or more beneficiaries designated by him from time to time. ACI agreed to maintain such policy (or substitute equivalent policies) in effect through January 2025 (whether or not Mr. Miller remains employed with ACI).

For purposes of the Miller Employment Agreement, Cause generally means:

•	an act of fraud, embezzlement, or misappropriation by Mr. Miller intended to result in substantial personal enrichment at the expense of ACI; or

•
Mr. Miller's willful or intentional failure to materially comply (to the best of his ability) with a specific, written direction of the board of directors that is consistent with normal business practice and not inconsistent with the Miller Employment Agreement and his responsibilities thereunder, and that within 10 business days after the delivery of written notice of the failure is not cured to the best of his ability or that Mr. Miller has not provided notice that the failure was based on his good faith belief that the implementation of such direction would be unlawful or unethical.

For purposes of the Miller Employment Agreement, Good Reason generally means:

•	a change of control;

•
any material adverse alteration in Mr. Miller's titles, positions, duties, authorities, reporting relationships or responsibilities that is not cured within 10 business days of notice from Mr. Miller, other than the appointment of a successor Chief Executive Officer to succeed (and replace) Mr. Miller as Chief Executive Officer if he continues to hold or share the position of Chairman; or

•	any material failure by ACI to comply with the Miller Employment Agreement that is not cured within 10 business days of notice from Mr. Miller.

The Merger will not constitute a change of control for purposes of the Miller Employment Agreement.

Employment Agreements with other Executives
During fiscal 2017, Messrs. Dimond, Denningham, Sampson and Dhanda were each party to employment agreements dated September 9, 2014, June 26, 2016, June 28, 2016 and November 7, 2015, respectively (the "Executive Employment Agreements"). Effective August 1, 2017, Messrs. Dimond, Denningham, Sampson and Dhanda each entered into amendments and restatements of the Executive Employment Agreements (the "2017 Amendments"). In general, the 2017 Amendments provide for substantially the same terms as the Executive Employment Agreements. In connection with his appointment as President and Chief Operating Officer, on March 1, 2018, Mr. Donald entered into an employment agreement (the "Donald Employment Agreement") that provides for substantially the same terms as the Executive Employment Agreements as amended by the 2017 Amendments.
Pursuant to the 2017 Amendments, the term of each NEO’s employment under his Executive Employment Agreement was extended from January 30, 2018 through January 30, 2020. The Donald Employment Agreement provides for a term through March 1, 2020. Each Executive Employment Agreement and the Donald Employment Agreement provide for an annual base salary and that the respective executive is eligible to receive an annual bonus targeted at 60% (50% for Mr. Dhanda) of his annual base salary.
If the executive’s employment terminates due to his death or he is terminated due to disability, the executive or his legal representative, as appropriate, would be entitled to receive a lump sum payment in an amount equal to 25% of his base salary. If the executive’s employment is terminated by ACI without Cause or by the executive for Good Reason, subject to his execution of a release, the executive would be entitled to a lump sum payment in an amount equal to 200% of the sum of his base salary plus target bonus, and reimbursement of the cost of continuation coverage of group health coverage. To align ACI’s severance practice with that of similarly-situated companies, the 2017 Amendments reduced the period of group health coverage reimbursement from 36 months to 12 months.
For the purposes of each Executive Employment Agreement, Cause generally means:

•	conviction of a felony;

•	acts of intentional dishonesty resulting or intending to result in personal gain or enrichment at the expense of ACI, its subsidiaries or its affiliates;

•
a material breach of the executive’s obligations under the applicable Executive Employment Agreement, including but not limited to breach of the restrictive covenants or fraudulent, unlawful or grossly negligent conduct by the executive in connection with his duties under the applicable Executive Employment Agreement;

•	Personal conduct by the executive which seriously discredits or damages ACI, its subsidiaries or its affiliates; or

•	contravention of specific lawful direction from the board of directors.

For the purposes of each Executive Employment Agreement, Good Reason generally means:

•	a reduction in the base salary or target bonus; or

•
without prior written consent, relocation of the executive’s principal location of work to any location that is in excess of 50 miles from such location on the date of the applicable Executive Employment Agreement.

Denningham Retirement Agreement

Effective February 24, 2018, Mr. Denningham retired from ACI and entered into a retirement agreement with ACI and AB Management Services Corp. (the "Denningham Retirement Agreement"). Pursuant to the Denningham Retirement Agreement, in consideration for Mr. Denningham’s release of claims, ACI agreed to treat Mr. Denningham’s retirement in the same manner as if he were terminated without Cause and to provide Mr. Denningham with the severance payments and benefits under his Executive Employment Agreement as described above and accelerated vesting of his outstanding Phantom Units that would have otherwise become vested had he remained in service through February 23, 2019.

Deferred Compensation Plan

ACI's subsidiaries Albertson's LLC and NALP maintain the Albertson's LLC Makeup Plan and NALP Makeup Plan, respectively (which we refer to, collectively, as the Makeup Plans). The Makeup Plans are unfunded nonqualified deferred compensation arrangements. Designated employees may elect to defer the receipt of a portion of their base pay, bonus and incentive payments under the Makeup Plans. For fiscal 2017, Mr. Sampson was eligible to participate in the NALP Makeup Plan, and Messrs Miller, Dimond and Denningham were eligible to participate in the Albertson's LLC Makeup Plan. The amounts deferred are held in a book entry account and are deemed to have been invested by the participant in investment options designated by the participant from among the investment options made available by the committee under the Makeup Plans. Participants are vested in their accounts under the Makeup Plans to the same extent they are vested in their accounts under the 401(k) plan discussed below, except that accounts under the Makeup Plans will become fully vested upon a change of control. The Merger will not constitute a change of control for purposes of the Makeup Plans. No deferral contributions for a year will be credited, however, until the participant has been credited with the maximum amount of elective deferrals permitted by the terms of the 401(k) plans and/or the limitations imposed by the Code. In addition, participants will be credited with an amount equal to the excess of the amount ACI would contribute to the 401(k) plans as a company contribution on the participant's behalf for the plan year without regard to any limitations imposed by the Code based on the participant's compensation over the amount of ACI's actual company contributions for the plan year. Generally, payment of the participant's account under the Makeup Plans will be made in a lump sum following the participant's separation from service. Participants may receive a distribution of up to 100% of their account during employment in the event of an emergency. Participants in the Makeup Plans are unsecured general creditors.
ACI’s subsidiary Safeway maintains the Safeway Executive Deferred Compensation Program II (the "Safeway Plan" and, together with the Makeup Plans, the "Deferred Compensation Plans"). The Safeway Plan is an unfunded nonqualified deferred compensation arrangement. Designated employees may elect to defer the receipt of up to 100% of their base pay, bonus and incentive payments under the Safeway Plan. For fiscal 2017, Mr. Dhanda was eligible to participate in the Safeway Plan, but did not elect to participate.
See the table entitled "Nonqualified Deferred Compensation" below for information with regard to the participation of the NEOs in the Deferred Compensation Plans.

401(k) Plan

Through December 31, 2017, Albertson's LLC, NALP and Safeway maintained 401(k) plans with terms that were substantially identical. Mr. Sampson was eligible to participate in the NALP 401(k) plan, Mr. Dhanda was eligible to participate in the Safeway 401(k) plan, and the other NEOs were eligible to participate in the Albertson's LLC 401(k) plan. Effective on January 1, 2018, these plans were merged into a single 401(k) plan named the "Albertsons Companies 401(k) Plan" (the "ACI 401(k) Plan"). The ACI 401(k) Plan permits eligible employees to make voluntary, pre-tax employee contributions up to a specified percentage of compensation, subject to applicable tax limitations. Commencing January 1, 2018, eligible employees are also permitted to make voluntary after-tax Roth contributions, up to a specified percentage of compensation, subject to applicable tax limitations. ACI may make a discretionary matching contribution equal to a pre-determined percentage of an employee's contributions, subject to applicable tax limitations. Participants in the Safeway Pension Plan are not eligible for matching contributions under the ACI 401(k) Plan. Eligible employees who elect to participate in the ACI 401(k) Plan are generally 50% vested after one year of service and 100% vested after three years of service in any matching contribution, and fully vested at all times in their employee contributions. The ACI 401(k) Plan is intended to be tax-qualified under Section 401(a) of the Code. Accordingly, contributions to the ACI 401(k) Plan and income earned on plan contributions are not taxable to employees until withdrawn, and ACI's contributions, if any, will be deductible by ACI when made. ACI's board of directors determines the matching contribution rate under the ACI 401(k) Plan for each year. For fiscal 2017, ACI's board of directors set a matching contribution rate equal to 50% of an employee's contribution up to 7% of base salary.

Other Benefits

The NEOs participate in the health and dental coverage, company-paid term life insurance, disability insurance, paid time off and paid holidays programs applicable to other employees in their locality. ACI also maintains a relocation policy applicable to employees who are required to relocate their residence. These benefits are designed to be competitive with overall market practices and are in place to attract and retain the necessary talent in the business.

Perquisites

The NEOs generally are not entitled to any perquisites that are not otherwise available to all of ACI's employees.

Under his employment agreement, Mr. Miller is entitled to the use of corporate aircraft for up to 100 hours per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate. Other executives, generally those with the title of executive vice president or above, may request the personal use of a company-owned aircraft subject to availability.

For fiscal 2017, Messrs. Denningham, Dimond, Sampson, and Dhanda were eligible for financial and tax planning services up to a maximum annual amount of $8,000.

Risk Mitigation

ACI's compensation committee has assessed the risk associated with its compensation practices and policies for employees, including a consideration of the balance between risk-taking incentives and risk-mitigating factors in its practices and policies. The assessment determined that any risks arising from ACI's compensation practices and policies are not reasonably likely to have a material adverse effect on its business or financial condition.

Impact of Accounting and Tax Matters

As a general matter, the compensation committee is responsible for reviewing and considering the various tax and accounting implications of compensation vehicles that ACI utilizes. With respect to accounting matters, the compensation committee examines the accounting cost associated with equity compensation in light of ASC 718.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Unit Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert G. Miller Chairman and Chief Executive Officer	2017	2,000,000	—	—	—	102,928	—	699,450	2,802,378
	2016	2,000,000	—	—	—	439,800	—	1,052,343	3,492,143
	2015	2,000,000	—	—	—	1,772,317	—	913,547	4,685,864
Robert B. Dimond Executive Vice President and Chief Financial Officer	2017	764,904	448,734	—	—	39,330	—	63,768	1,316,736
	2016	700,000	470,200	—	—	153,930	—	53,616	1,377,746
	2015	700,000	375,000	15,274,000	—	620,311	—	2,230,000	19,199,311
Wayne A. Denningham Chief Operating Officer (6)	2017	973,077	480,333	8,368,405	—	49,984	—	73,870	9,945,669
	2016	800,000	329,133	6,600,000	—	175,920	—	93,587	7,998,640
	2015	794,231	175,000	13,092,000	—	703,035	—	338,498	15,102,764
Shane Sampson Chief Marketing and Merchandising Officer	2017	886,538	436,403	4,968,425	—	45,578	—	72,574	6,409,518
	2016	800,000	473,200	—	—	175,920	—	31,934	1,481,054
	2015	788,461	310,000	26,184,000	—	697,144	—	16,901	27,996,506
Anuj Dhanda Executive Vice President and Chief Information Officer	2017	586,538	292,134	3,399,980	—	25,115	—	144	4,303,911

1.	Reflects a 52-week year ended February 24, 2018, February 25, 2017 and February 27, 2016.

2.
Reflects retention bonuses and tax bonuses paid to the NEOs, as set forth in the table below. The retention bonuses for fiscal 2017, fiscal 2016 and fiscal 2015 are further described in "—Compensation Discussion and Analysis." Tax bonuses for fiscal 2017 were paid to each of Messrs. Dimond, Denningham, Sampson and Dhanda in connection with the vesting of NEO Phantom Units as described in "—Compensation Discussion and Analysis."

Name	Fiscal Year (1)	Retention Bonus ($)	Tax Bonus ($)
Robert B. Dimond	2017	375,000	73,734
	2016	375,000	95,200
	2015	375,000	—
Wayne A. Denningham	2017	175,000	305,333
	2016	175,000	154,133
	2015	175,000	—
Shane Sampson	2017	310,000	126,403
	2016	310,000	163,200
	2015	310,000	—
Anuj Dhanda	2017	250,000	42,134

3.
Reflects the grant date fair value calculated in accordance with ASC 718. Reflects the Phantom Units granted to Mr. Dimond in fiscal 2015, to Mr. Denningham in fiscal 2017, fiscal 2016 and fiscal 2015, to Mr. Sampson in fiscal 2017 and fiscal 2016, and to Mr. Dhanda in fiscal 2017. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

4.	Reflects amounts paid to the NEOs under ACI's bonus plan for the applicable fiscal year, as set forth in the table below:

Name	Fiscal Year (1)	Fiscal Quarterly Bonus ($)	Fiscal Year Annual Bonus ($)
Robert G. Miller	2017	102,928	—
	2016	263,400	176,400
	2015	572,317	1,200,000
Robert B. Dimond	2017	39,330	—
	2016	92,190	61,740
	2015	200,311	420,000
Wayne A. Denningham	2017	49,984	—
	2016	105,360	70,560
	2015	226,497	476,538
Shane Sampson	2017	45,578	—
	2016	105,360	70,560
	2015	224,067	473,077
Anuj Dhanda	2017	25,115	—

5.    A detailed breakdown of "All Other Compensation" is provided in the table below:

Name	Fiscal Year (1)	Aircraft ($)(a)	Relocation ($)	Life Insurance ($)(b)	Other Payments ($)(c)	Financial/Tax Planning ($)	Makeup Plan Company Contribution ($)(d)	401(k) Plan Company Contribution ($)	Total ($)
Robert G. Miller	2017	448,942	—	125,000	—	—	116,508	9,000	699,450
	2016	320,830	—	125,000	—	—	597,513	9,000	1,052,343
	2015	304,351	—	125,000	—	—	475,446	8,750	913,547
Robert B. Dimond	2017	—	—	—	—	6,715	48,053	9,000	63,768
	2016	—	—	—	—	—	53,616	—	53,616
	2015	—	700,000	—	1,530,000	—	—	—	2,230,000
Wayne A. Denningham	2017	9,838	—	—	—	7,825	47,207	9,000	73,870
	2016	37,969	—	—	—	7,800	38,818	9,000	93,587
	2015	—	10,560	—	—	7,875	311,313	8,750	338,498
Shane Sampson	2017	5,698	—	—	—	6,065	51,811	9,000	72,574
	2016	18,684	—	—	—	4,250	—	9,000	31,934
	2015	1,766	6,385	—	—	—	—	8,750	16,901
Anuj Dhanda	2017	—	—	—	—	—	—	144	144

(a)	Represents the aggregate incremental cost to ACI for personal use of ACI's aircraft.

(b)	Reflects ACI's payment of premiums for a life insurance policy ACI maintains for Mr. Miller.

(c)	Reflects a one-time indemnification payment made to Mr. Dimond for compensation lost from his prior employer.

(d)
Reflects ACI's contributions to the NEO's Deferred Compensation Plan account in an amount equal to the excess of the amount ACI would contribute to the ACI 401(k) Plan as a company contribution on the NEO's behalf for the plan year without regard to any limitations imposed by the Code based on the NEO's compensation over the amount of ACI's actual contributions to the ACI 401(k) Plan for the plan year.

6.	Mr. Denningham retired from ACI effective February 24, 2018.

Grants of Plan Based Awards in Fiscal 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards:Number of Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Option Awards ($)(3)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert G. Miller		—	1,200,000	2,400,000	—	—	—	—	—	—	—
Robert B. Dimond		—	465,000	930,000	—	—	—	—	—	—	—
Wayne A. Denningham			600,000	1,200,000
	4/19/2017	—			—	—	—	82,785	—	—	3,399,980
	7/19/2017	—						132,456			4,968,425
Shane Sampson			540,000	1,080,000	—	—	—	—	—	—	—
	7/19/2017	—						132,456			4,968,425
Anuj Dhanda	2/28/2017		360,000	720,000				82,785			3,399,980

1.
Amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of performance goals for fiscal 2017 under ACI's 2017 Bonus Plan as more fully described in "—Compensation Discussion and Analysis." The amounts actually paid are reported in the Non-Equity Incentive Plan column of the Summary Compensation table. Pursuant to the 2017 Bonus Plan, performance below a specific threshold will result in no payment with respect to that performance goal. Performance at or above the threshold will result in a payment from $0 up to the maximum bonus amounts reflected in the table.

2.	Represents Phantom Units granted to Mr. Denningham, as described in "—Compensation Discussion and Analysis."

3.
Reflects the grant date fair value of $41.07 per unit with respect to the Phantom Units granted to Mr. Denningham on April 19, 2017 and Mr. Dhanda on February 28, 2017, and $37.51 per unit with respect to the Phantom Units granted to Messrs. Denningham and Sampson on July 19, 2017, as calculated in accordance with ASC 718. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

Outstanding Equity Awards at February 24, 2018

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Robert G. Miller	—	—	—	—	—	—	—	—		—
Robert B. Dimond	—	—	—	—	—	—	—	57,949	(3)	1,843,358
Wayne A. Denningham	—	—	—	—	—	—	—	—	(4)	—
Shane Sampson	—	—	—	—	—	—	—	231,798	(5)	7,373,494
Anuj Dhanda	—	—	—	—	—	—	—	74,507	(6)	2,370,068

1.	Reflects the number of unvested Phantom Units held by the NEO.

2.	Based on a per unit price of $31.81, the aggregate value of one investor incentive unit in each of Albertsons Investor and KIM ACI as of February 24, 2018.

3.
Mr. Dimond's Phantom Units are subject to vesting on February 23, 2019, 50% subject to his continued employment through such date and 50% subject to both his continued employment through such date and ACI's achievement of performance targets for fiscal 2018

4.	Mr. Denningham forfeited his unvested Phantom Units upon his retirement on February 24, 2018.

5.
99,342 of Mr. Sampson's Phantom Units are subject to vesting on February 23, 2019, 50% subject to his continued employment through such date and 50% subject to both his continued employment through such date and ACI's achievement of performance targets for fiscal 2018. 132,456 of Mr. Sampson's Phantom Units are subject to vesting on the date set forth in the table below with respect to the number of Phantom Units indicated, in each case subject 50% to his continued employment through such date and 50% to both his continued employment through such date and ACI's achievement of performance targets for the fiscal year in which such date occurs:

Vesting Date	Number of Phantom Units Subject to Vesting
July 19, 2018	10,928
July 19, 2019	10,928
July 19, 2020	11,259
July 19, 2021	99,341

6.
33,114 of Mr. Dhanda's Phantom Units are subject to vesting on February 23, 2019, 50% subject to his continued employment through such date and 50% subject to both his continued employment through such date and ACI's achievement of performance targets for fiscal 2018. The remainder of Mr. Dhanda's Phantom Units will be subject to vesting in equal installments on February 29, 2020 and February 27, 2021, in each case subject 50% to his continued employment through such date and 50% to both his continued employment through such date and ACI's achievement of performance targets with respect to such fiscal year.

Option Exercises and Units Vested in Fiscal 2017

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Robert G. Miller	—	—	—	—
Robert B. Dimond	—	—	57,949	1,843,358
Wayne A. Denningham	—	—	239,966	7,633,318
Shane Sampson	—	—	99,342	3,160,069
Anuj Dhanda	—	—	33,114	1,053,356

1.	Reflects the vesting of Phantom Units on February 24, 2018, as described in "—Compensation Discussion and Analysis".

2.
The value realized upon vesting of the Phantom Units is based on a per unit price of $31.81, the aggregate value of one investor incentive unit in each of Albertsons Investor and KIM ACI as of February 24, 2018.

Nonqualified Deferred Compensation

The following table shows the executive and company contributions, earnings and account balances for the NEOs under the Deferred Compensation Plans during fiscal 2017. The Deferred Compensation Plans are nonqualified deferred compensation arrangements intended to comply with Section 409A of the Code. See "—Compensation Discussion and Analysis" for a description of the terms and conditions of the Deferred Compensation Plans. The aggregate balance of each participant's account consists of amounts that have been deferred by the participant, company contributions, plus earnings (or minus losses). ACI does not deposit any amounts into any trust or other account for the benefit of plan participants. In accordance with tax requirements, the assets of the Deferred Compensation Plans are subject to claims of ACI's creditors.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Robert G. Miller	141,901	116,508	392,215	—	6,314,266
Robert B. Dimond	70,704	48,053	31,326	—	531,719
Wayne A. Denningham	58,855	47,207	380,221	—	2,540,764
Shane Sampson	53,899	51,811	39,593	—	258,992
Anuj Dhanda	—	—	—	—	—

1.
All executive contributions represent amounts deferred by each NEO under a Deferred Compensation Plan and are included as compensation in the Summary Compensation Table under "Salary," "Bonus" and "Non-Equity Incentive Plan Compensation."

2.	All registrant contributions are reported under "All Other Compensation" in the Summary Compensation Table.

3.	These amounts are not reported in the Summary Compensation Table as none of the earnings are based on interest above the market rate.

Phantom Unit Plan

In fiscal 2015, AB Acquisition adopted the Phantom Unit Plan which provides for grants of "Phantom Units" to employees, directors and consultants. In connection with the Reorganization Transactions, the Phantom Unit Plan was:

•	transferred to, and assumed by, ACI;

•	amended and restated to reflect its assumption by ACI and related adjustments to outstanding Phantom Units in accordance with its provisions; and

•	renamed the "Albertsons Companies, Inc. Phantom Unit Plan".

Prior to the Reorganization Transactions, each Phantom Unit provided the participant with a contractual right to receive upon vesting one series 2 incentive unit of AB Acquisition. Following the Reorganization Transactions, each Phantom Unit provides the participant with a contractual right to receive upon vesting one management incentive unit in Albertsons Investor and one management incentive unit in KIM ACI.

The number of Phantom Units and per unit values reflects the number of Phantom Units granted to a holder and the per unit values as adjusted to reflect the Reorganization Transactions.

The Phantom Unit Plan provides that ACI may provide for a participant's Phantom Unit award to include a separate right to receive a Tax Bonus. A Tax Bonus entitles a participant to receive a bonus equal to 4% of the fair market value of the management incentive units paid to the participant in respect of vested Phantom Units. Tax Bonuses may be paid in cash, management incentive units or a combination thereof.

The Phantom Unit Plan provides that, unless otherwise provided in an award agreement, in the event of the termination of a participant's service for any reason, any unvested Phantom Units and any rights to a future Tax Bonus will be forfeited without the payment of consideration. In the event of the termination of a participant's service for Cause, unless otherwise provided in an award agreement, any management incentive units issued with respect to a vested Phantom Unit and any rights to a future Tax Bonus will be forfeited without the payment of consideration.

For purposes of the Phantom Unit Plan, Cause is as defined in a participant's employment agreement, or if not so defined, generally means:

•	the commission of a felony or a misdemeanor (excluding petty offenses) involving fraud, dishonesty or moral turpitude;

•	a participant's failure (other than as a result of incapacity due to mental or physical impairment) to perform his material duties;

•	acts of dishonesty resulting or intending to result in personal gain or enrichment at the expense of ACI, or its subsidiaries or affiliates;

•	a breach of any material written policy of ACI or its subsidiaries;

•	the failure to follow the lawful written directions of ACI's Chief Executive Officer, its Executive Chairman, the board of directors or the person to whom the participant reports;

•	conduct in connection with a participant's duties that is fraudulent, grossly negligent or otherwise materially injurious to ACI or its subsidiaries or affiliates; or

•	a breach of restrictive covenants under which the participant is subject.

Prior to the consummation of the Merger, management incentive units issued upon settlement of vested Phantom Units will dilute the then-existing equityholders of Albertsons Investor and KIM ACI and will not affect the number of outstanding shares of ACI common stock. Upon the consummation of the Merger, all outstanding Phantom Units will automatically be converted to restricted stock units that upon vesting will be settled in newly issued shares of ACI common stock. The restricted stock units will be subject to a Restricted Stock Unit Plan that will have substantially the same terms as, and will supersede, the Phantom Unit Plan except that no new awards may be granted thereunder. As of the date of this filing, 1,501,855 Phantom Units are reserved for future issuance under the Phantom Unit Plan.

In connection with, and immediately prior to the closing of, the Merger, Albertsons Investor will distribute shares of ACI common stock to its equity holders on a pro rata basis in exchange for the common units, management incentive units and investor incentive units in Albertsons Investor held by such holders and KIM ACI will distribute shares of ACI common stock to its equity holders on a pro rata basis in exchange for the incentive units, management incentive units and investor incentive units in KIM ACI held by such holders.

Potential Payments Upon Termination or Change of Control

The tables below describe and estimate the amounts and benefits that the NEOs would have been entitled to receive upon a termination of their employment in certain circumstances or, if applicable, upon a change of control, assuming such events occurred as of February 24, 2018, (based on the plans and arrangements in effect on such date). The estimated payments are not necessarily indicative of the actual amounts any of the NEOs would have received in such circumstances. The tables exclude compensation amounts accrued through February 24, 2018, that would be paid in the normal course of continued employment, such as accrued but unpaid salary, payment for accrued but unused vacation and vested account balances under ACI's retirement plans that are generally available to all of its salaried employees. The Merger will not constitute a change of control.
As discussed in "-Compensation Discussion and Analysis-Denningham Retirement Agreement," Mr. Denningham retired from ACI on February 24, 2018 and received the severance benefits described including a severance payment in the amount of $3,200,000, which reflected an amount equal to two times the sum of Mr. Denningham’s base salary plus target bonus.

Robert G. Miller

Payments and Benefits	Death ($)		For Any Reason ($)		Without Cause or for Good Reason ($)
Cash Payments	3,000,000	(1)	6,000,000	(2)	7,833,333	(3)
Total	3,000,000		6,000,000		7,833,333

(1)
Reflects cash payments of $25,000 per month to Mr. Miller's spouse payable for a period of 10 years following his termination due to death. Such payments would cease upon the death of Mr. Miller's spouse.

(2)
Reflects cash payments of $50,000 per month to Mr. Miller payable for a period of 10 years following his termination for any reason. In the event of his death following termination, such payments will cease and thereafter his surviving spouse will become entitled to cash payments of $25,000 per month through the earlier of her death and the 10-year anniversary of Mr. Miller's termination.

(3)
Reflects a lump sum cash payment equal to the sum of (a) $50,000 per month to Mr. Miller payable for a period of 10 years following his termination for any reason and (b) an amount equal to Mr. Miller's base salary for the remainder of the term of his employment under his employment agreement (11 months following February 24, 2018).

Robert B. Dimond

Payments and Benefits	Death ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	193,750	(1)	—	2,480,000	(2)
Health Benefits	—		—	20,491	(3)
Total	193,750		—	2,500,491

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Dimond's base salary.

(2)	Reflects a lump sum cash payment equal to the sum of Mr. Dimond's base salary plus target annual bonus, in each case for a period of 24 months.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

Anuj Dhanda

Payments and Benefits	Death ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	150,000	(1)	—	1,800,000	(2)
Health Benefits	—		—	—	(3)
Total	150,000		—	1,800,000

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Dhanda's base salary.

(2)	Reflects a lump sum cash payment equal to the sum of Mr. Dhanda's base salary plus target annual bonus, in each case for a period of 24 months.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

Shane Sampson

Payments and Benefits	Death ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	225,000	(1)	—	2,880,000	(2)
Health Benefits	—		—	19,305	(3)
Total	225,000		—	2,899,305

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Sampson's base salary.

(2)	Reflects a lump sum cash payment equal to the sum of Mr. Sampson's base salary plus target annual bonus, in each case for a period of 24 months.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

In addition to the foregoing, each of Messrs. Dimond, Sampson and Dhanda would have been entitled to full vesting of his unvested Phantom Units in the amounts set forth in the table below (based on a per unit price of $31.81, the aggregate value of one incentive unit in each of Albertsons Investor and KIM ACI as of February 24, 2018) if following a change of control the respective NEO's employment terminated due to death or disability or by ACI without cause on February 24, 2018. The Merger will not constitute a change of control for purposes of the Phantom Units.

NEO	Number of Vesting Phantom Units	Value of Vesting Performance Units ($)	Tax Bonus ($)
Robert B. Dimond	57,949	1,843,358	73,734
Shane Sampson	231,798	7,373,494	294,940
Anuj Dhanda	74,507	2,370,068	94,803

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Albertsons Investor Holdings LLC(1)	252,413,675	90.26%
Kim ACI, LLC(2)	27,240,353	9.74%
Directors:	—	—%
Robert G. Miller	—	—%
Dean S. Adler	—	—%
Sharon L. Allen	—	—%
Steven A. Davis	—	—%
Kim Fennebresque	—	—%
Lisa A. Gray	—	—%
Hersch Klaff	—	—%
Ronald Kravit	—	—%
Alan Schumacher	—	—%
Jay L. Schottenstein	—	—%
Lenard B. Tessler	—	—%
B. Kevin Turner	—	—%
Scott Wille	—	—%
Named Executive Officers:	—	—%
Robert B. Dimond	—	—%
Wayne A. Denningham	—	—%
Shane Sampson	—	—%
Anuj Dhanda	—	—%
All directors and executive officers as a group(1)(2)	—	—%
(23 Persons)

(1)
Albertsons Investor is held by a private investor group, including affiliates of Cerberus, Klaff Realty, L.P., Schottenstein Stores Corp., Lubert-Adler Partners, L.P., Kimco Realty Corporation and certain members of management. The address for Albertsons Investor is c/o Cerberus Capital Management, L.P., Attention: Lenard Tessler, Mark Neporent and Lisa Gray, 875 Third Avenue, New York, New York 10022.

(2)
KIM ACI, LLC is controlled indirectly by Kimco Realty Corporation. The address for KIM ACI, LLC is c/o Kimco Realty Corporation, Attention: Ray Edwards and Bruce Rubenstein, 3333 New Hyde Park Road, Suite 100, New Hyde Park, New York 10042.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The following discussion is a brief summary of certain material arrangements, agreements and transactions we have with related parties. It does not include all of the provisions of our material arrangements, agreements and transactions with related parties, does not purport to be complete and is qualified in its entirety by reference to the arrangements, agreements and transactions described. We enter into transactions with our stockholders and other entities owned by, or affiliated with, our direct and indirect stockholders in the ordinary course of business. These transactions include, amongst others, professional advisory, consulting and other corporate services.

Effective April 14, 2017, Justin Dye, who served as our Chief Administrative Officer voluntarily resigned from the Company and, on April 19, 2017, entered into a separation agreement with NALP, AB Management Services Corp. and the Company (the "Dye Separation Agreement"). Pursuant to the Dye Separation Agreement, in consideration for Mr. Dye’s release of claims, ACI agreed to treat Mr. Dye’s resignation in the same manner as if he were terminated without Cause and to provide Mr. Dye with the severance payments and benefits under his Executive Employment Agreement. Pursuant to the Dye Separation Agreement, Mr. Dye acknowledged and agreed that he remains subject to the 24-month post-termination non-competition and non-solicitation provisions set forth in his Executive Employment Agreement.

We paid COAC, an affiliate of Cerberus, fees totaling approximately $490,693, $515,229 and $970,450 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, for consulting services provided in connection with improving the company's operations. We may retain COAC to provide similar services in the future.

Several of our board members are employees of our Sponsors (excluding Kimco), and funds managed by one or more affiliates of our Sponsors indirectly own a substantial portion of our equity through their respective ownership of Albertsons Investor and Kimco.

During fiscal 2016, we acquired a store from Signature Northwest, LLC, for $2.8 million, plus the cost of inventory. Mark Miller, the son of our Chief Executive Officer, Robert G. Miller, serves as the Chief Executive Officer of Signature Northwest, LLC. In addition, Robert G. Miller has a minority ownership interest in Signature Northwest, LLC.

The fourth amended and restated limited liability company agreement of AB Acquisition LLC (the "4th A&R AB LLC Agreement") dated January 2015, provides for the Cerberus-led Consortium to receive annual management fees of $13.75 million from our company over a 48-month period beginning on January 30, 2015. We have paid management fees to the Cerberus-led Consortium in an annual amount of $13.75 million for fiscal 2017, fiscal 2016 and fiscal 2015. In exchange for the management fees, the Cerberus-led Consortium has provided strategic advice to management, including with respect to acquisitions and financings. As of February 24, 2018, all management fees associated with this agreement have been paid.

Our board of directors has adopted a written policy (the "Related Party Policy") and procedures for the review, approval or ratification of "Related Party Transactions" by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a "Related Party Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the company or any of its subsidiaries is a participant, and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest.

Agreements Related to the Rite Aid Merger

Registration Rights Agreement

At the closing of the Merger, ACI will enter into a registration rights agreement (the "registration rights agreement"), with each holder of ACI common stock immediately prior to the closing of the Merger (the "ACI Holders"). Pursuant to the registration rights agreement, ACI will grant each ACI Holder certain registration rights with respect to the shares of ACI common stock owned by them (whether directly or by means of beneficial ownership) as of the date of the closing of the Merger (the "registrable securities"). These rights will include certain demand registration rights for Cerberus, Klaff Realty, LP, Schottenstein Stores Corp., Lubert-Adler Partners, L.P., Colony NorthStar, Inc. and Kimco Realty Corporation (the "ACI Institutional Investors"), as well as "piggyback" registration rights for all ACI Holders, and customary indemnification. The registration rights are subject to certain delay, suspension and cutback provisions. All fees, costs and expenses related to registrations generally will be borne by ACI, other than underwriting discounts and commissions attributable to the sale of registrable securities. The ACI Holders may be required to deliver lock-up agreements to underwriters in connection with registered offerings of shares.

Lock-Up Agreements

Prior to the closing of the Merger, each ACI Holder will deliver a lock-up agreement to ACI. Pursuant to the lock-up agreements, each such ACI Holder will agree, subject to certain exceptions, that it will not offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of ACI common stock held by them or any options or warrants to purchase common stock of ACI, or any securities convertible into, exchangeable for or that represent the right to receive common stock of ACI, owned by them (whether directly or by means of beneficial ownership) immediately prior to the closing of the Merger. Beginning six months after the closing of the Merger, ACI Holders will be permitted to sell up to one-third (which amount may be increased in certain circumstances) of the initial number of such restricted shares in a registered offering pursuant to the registration rights agreement. Beginning twelve months after the closing of the Merger, ACI Holders will be permitted to sell up to two-thirds (which amount may be increased in certain circumstances) of the initial number of such restricted shares, minus the amounts sold in months 6-12, in a registered offering pursuant to the registration rights agreement. Beginning eighteen months after the closing of the Merger, the restrictions of the lock-up agreements will expire, except that ACI Holders that beneficially own at least 5% of the total outstanding shares of ACI common stock must continue to sell shares in registered offerings pursuant to the terms of the registration rights agreement.

Standstill Agreement

On February 18, 2018, Rite Aid entered into a standstill agreement (the "standstill agreement") with ACI and Cerberus, pursuant to which Cerberus has agreed not to: (i) purchase shares of ACI common stock or other securities issued by ACI, except Cerberus may acquire beneficial ownership of ACI common stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of ACI common stock in the aggregate following such transaction, (ii) make any public statement or public disclosure regarding any intent, purpose, plan or proposal by Cerberus or any of its controlled affiliates to the composition of the ACI board of directors, any Merger, consolidation or acquisition of ACI or its subsidiaries, (iii) engage in any solicitation of proxies or otherwise solicit the stockholders of ACI or (iv) enter into any agreements to make any investment with any person that engages or offers or proposes to engage in any of (i) through (iii) during the standstill period. The standstill period commences at the effective time of the Merger and terminates upon the earliest to occur of (a) thirty days following the date that Cerberus does not have any of its designees on the ACI board of directors, (b) the date on which Cerberus no longer has the right to appoint (and has not appointed) at least one director to the ACI board of directors and (c) the date on which ACI materially breaches or takes any action challenging the validity or enforceability of the provisions of the Merger agreement that grant Cerberus certain rights to appoint directors to the ACI board of directors. In addition, pursuant to the standstill agreement, from February 18, 2018 until the effective time of the Merger, Cerberus has agreed not to acquire or agree to acquire beneficial ownership of any shares of ACI common stock, Rite Aid common stock or other securities or debt issued by ACI or Rite Aid that would result in beneficial ownership of 30% or more of the issued and outstanding shares of ACI common stock at the effective time of the Merger (assuming for the purposes of such calculation that the effective time occurred immediately after such acquisition).

No Action Agreements

At or prior to the consummation of the Merger, ACI is required to cause each of Cerberus and the ACI Institutional Investors (excluding Colony NorthStar, Inc.) to enter into no action agreements. Pursuant to the terms of the no action agreements, each such party will agree for a period of the earlier of five years after the consummation of the Merger or until such party ceases to beneficially own five percent of the outstanding ACI common stock that such party will not (i) coordinate the exercise of voting rights of ACI common stock with Cerberus or any other ACI Institutional Investor, (ii) form a group within the meaning of Section 13(d)(3) of the Exchange Act with Cerberus or any other ACI Institutional Investor or (iii) purchase any ACI common stock from Cerberus or any other ACI Institutional Investor.

Director Independence

Our board of directors has affirmatively determined that Sharon L. Allen, Steven A. Davis, Kim Fennebresque and Alan Schumacher are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) of the Exchange Act.

Item 14 - Principal Accountant Fees and Services

Deloitte and Touche LLP has served as our independent auditor for the fiscal years ended February 24, 2018 and February 25, 2017, respectively. The following table sets forth the fees paid to Deloitte and Touche LLP for professional services rendered for fiscal 2017 and fiscal 2016 (in millions):

Audit Fees	Fiscal 2017	Fiscal 2016
Audit fees (1)	$6.3	$6.9
Audit-related fees (2)	3.9	3.2
Tax fees (3)	4.2	4.6
Other fees (4)	0.7	0.5
Total fees	$15.1	$15.2

(1) This category consists of fees for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports. This category also includes audit services provided in connection with other statutory and regulatory filings.
(2) This category includes fees for mergers and acquisition due diligence, accounting consultations and employee benefit plan audits.
(3) This category relates to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and tax planning.
(4) This category consists of fees for services other than the services reported above.

The Audit Committee must pre-approve all engagements of the Company’s independent registered public accounting firm. The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm in order to ensure that the provision of such services will not impair its independence. During fiscal 2017, each new engagement of the independent registered public accounting firm was pre-approved.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	61
	Consolidated Balance Sheets as of February 24, 2018 and February 25, 2017	62
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 24, 2018, February 25, 2017 and February 27, 2016	63
	Consolidated Statements of Cash Flows for the years ended February 24, 2018, February 25, 2017 and February 27, 2016	64
	Consolidated Statements of Stockholders'/Member Equity for the years ended February 24,2018, February 25, 2017 and February 27, 2016	66
	Notes to Consolidated Financial Statements	67

(a)2.	Financial Statement Schedules:
	There are no Financial Statement Schedules included in this filing for the reason that they are not applicable or are not required or the information is included elsewhere in this Form 10-K.

(a)3.(b)	Exhibits:

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
2.1†	Agreement and Plan of Merger, dated as of February 18, 2018, by and among Albertsons Companies, Inc., Rite Aid Corporation, Ranch Acquisition Corp. and Ranch Acquisition II LLC	Albertsons Companies, LLC	2/20/2018	8-K	2.1
3.1	Certificate of Incorporation of Albertsons Companies, Inc., including Amendments of Certificate of Incorporation, dated September 21, 2015 and February 16, 2018	Albertsons Companies, Inc.	4/6/2018	S-4	3.1
3.2	Bylaws of Albertsons Companies, Inc.	Albertsons Companies, Inc.	3/1/2018	8-K15D5	3.2
4.1	Stockholders’ Agreement, dated as of December 3, 2017 by and among Albertsons Companies, Inc., Albertsons Investor and KIM ACI	Albertsons Companies, Inc.	3/1/2018	8-K15D5	10.1
4.2	Indenture, dated September 10, 1997, between Safeway Inc., and the Bank of New York, as trustee	Albertsons Companies, LLC	5/19/2017	S-4	4.1
4.3	Form of Officers’ Certificate establishing the terms of Safeway Inc.’s 5.00% Notes due 2019, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.4
4.4	Form of Officers’ Certificate establishing the terms of Safeway Inc.’s 3.95% Notes due 2020, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.5
4.5	Form of Officers’ Certificate establishing the terms of Safeway Inc.’s 7.45% Senior Debentures due 2027, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.6
4.6	Form of Officers’ Certificate establishing the terms of Safeway Inc.’s 7.25% Debentures due 2031, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.7

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.7	Indenture, dated May 1, 1992, between New Albertson’s, Inc. (as successor to Albertson’s, Inc.) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as trustee (as supplemented by Supplemental Indenture No. 1, dated as of May 7, 2004; Supplemental Indenture No. 2, dated as of June 1, 2006; Supplemental Indenture No. 3, dated as of December 29, 2008 and Supplemental Indenture No. 4, dated as of December 3, 2017)	Albertsons Companies, Inc.	4/6/2018	S-4	4.10
4.8	Indenture, dated May 1, 1995, between American Stores Company, LLC and Wells Fargo Bank, National Association (as successor to The First National bank of Chicago), as trustee (as further supplemented)	Albertsons Companies, LLC	5/19/2017	S-4	4.11
4.9	Indenture, dated May 31, 2016, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.17
4.9.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.19
4.9.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.21
4.9.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC, the additional issuers and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.23
4.9.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.4
4.9.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.5
4.10	Indenture, dated August 9, 2016, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.18

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.10.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.20
4.10.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.22
4.10.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.24
4.10.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.4
4.10.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.5
10.1	Second Amended and Restated Asset- Based Revolving Credit Agreement, dated December 21, 2015, by and among Albertsons Companies, LLC and the other co-borrowers, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.2
10.1.1	Amendment No. 1, dated as of March 12, 2018, to the Second Amended and Restated Asset-Based Revolving Credit Agreement, dated December 21, 2015, by and among Albertsons Companies, LLC and the other co-borrowers, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative and collateral agent	Albertsons Companies, Inc.	3/16/2018	8-K	10.1
10.2	Second Amended and Restated Term Loan Agreement, dated August 25, 2014 and effective January 30, 2015, by and among Albertsons LLC, Safeway Inc. (as successor by merger to Saturn Acquisition Merger Sub, Inc.) and the other co-borrowers, as borrowers, Albertsons Holdings LLC and the other guarantors from time to time thereto, as guarantors, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.1

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.2.1	Amendment No. 1, dated as of December 21, 2015, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Albertson’s Holdings LLC, Safeway Inc. and the other co-borrowers, as borrowers, the guarantors party thereto, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.3
10.2.2	Amendment No. 2, dated as of December 21, 2015, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Safeway Inc. and the other co-borrowers, as borrowers, the guarantors party thereto, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.4
10.2.3	Amendment No. 3, dated as of February 11, 2016, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Safeway Inc. and the other co-borrowers, as borrowers, Albertsons Companies, LLC and the other guarantors party thereto, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.21
10.2.4	Amendment No. 4, dated as of June 22, 2016, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Safeway Inc. and the other co-borrowers, as borrowers, Albertsons Companies, LLC and the other guarantors party thereto, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.22
10.2.5	Amendment No. 5, dated as of December 23, 2016, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Safeway, NALP and the other co-borrowers, as borrowers, ACL and the other guarantors from time to time party thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.23
10.2.6	Amendment No. 6, dated as of June 27, 2017, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s Companies, LLC, Albertson’s LLC, Safeway Inc. and the other co-borrowers thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	6/28/2017	S-4/A	10.24

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.3	Joinder and Assumption Agreement of NALP Guarantors by and among the Additional Guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent, joining NALP Guarantors as Guarantors to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s LLC, Safeway Inc. and the other co-borrowers, as borrowers, the guarantors party thereto, the lenders from time to time thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, LLC	5/19/2017	S-4	10.5
10.4	Transition Services Agreement, dated March 21, 2013 between SuperValu Inc. and Albertson’s LLC	Albertsons Companies, LLC	5/19/2017	S-4	10.7
10.5	Transition Services Agreement, dated March 21, 2013 between SuperValu Inc. and New Albertson’s, Inc.	Albertsons Companies, LLC	5/19/2017	S-4	10.8
10.6	Letter Agreement, dated April 16, 2015, to each of the Transition Services Agreements between SUPERVALU INC. and New Albertson’s, Inc. dated March 21, 2013, and the Transition Services Agreement between SUPERVALU INC. and Albertson’s LLC dated March 21, 2013	Albertsons Companies, LLC	5/19/2017	S-4	10.9
10.7	Decision and Order, dated January 27, 2015, between the Federal Trade Commission, Cerberus Institutional Partners V, L.P., AB Acquisition LLC and Safeway Inc.	Albertsons Companies, LLC	5/19/2017	S-4	10.10
10.8†	Employment Agreement, dated March 13, 2006, between Albertsons Companies, Inc. (as successor to AB Acquisition LLC) and Robert Miller, as amended on March 6, 2014	Albertsons Companies, LLC	5/19/2017	S-4	10.15
10.9†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Sharon Allen	Albertsons Companies, LLC	5/19/2017	S-4	10.19
10.10†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Steven A. Davis	Albertsons Companies, LLC	5/19/2017	S-4	10.20
10.11†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Robert Dimond	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.25
10.12†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Shane Sampson	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.26
10.13†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Anuj Dhanda	Albertsons Companies, Inc.	4/6/2018	S-4	10.23
10.14†	Employment Agreement, dated March 1, 2018, between Albertsons Companies, Inc. and Jim Donald	Albertsons Companies, Inc.	3/7/2018	8-K	10.1
10.15	Standstill Agreement, dated February 18, 2018, by and among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Albertsons Companies, LLC	2/20/2018	8-K	10.1

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.16	Second Amended & Restated Commitment Letter, dated May 8, 2018, by and between Albertsons Companies, Inc., Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA and the other Commitment Parties thereto	Albertsons Companies, Inc.	5/9/2018	8-K	10.1
10.17	Agreement of Purchase and Sale of Real Estate, dated September 25, 2017 by and among CF Albert LLC and the entities listed on Annex A thereto	Albertsons Companies, LLC	9/29/2017	8-K	10.1
10.18†	Letter Agreement, dated January 12, 2018, by and among Albertsons Companies, Inc., AB Acquisition LLC and Robert G. Miller	Albertsons Companies, LLC	1/16/2018	10-Q	10.2
12.1	Computation of Ratio of Earnings to Fixed Charges	*	*	*	*
14.1	Code of Ethics of the Registrant	*	*	*	*
21.1	Schedule of Subsidiaries of Albertsons Companies, Inc.	*	*	*	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	*	*	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	*	*	*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	**	**	**
101.INS	XBRL Instance Document	*	*	*	*
101.SCH	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
*Filed herewith
** Furnished herewith
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albertsons Companies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on May 11, 2018.

Albertsons Companies, Inc.

By:	/s/ Robert G. Miller
Name:	Robert G. Miller
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of Albertsons Companies, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Miller	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 11, 2018
Robert G. Miller

/s/ Robert B. Dimond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 11, 2018
Robert B. Dimond

/s/ Robert B. Larson	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	May 11, 2018
Robert B. Larson

/s/ Dean S. Adler	Director	May 11, 2018
Dean S. Adler

/s/ Sharon L. Allen	Director	May 11, 2018
Sharon L. Allen

/s/ Steven A. Davis	Director	May 11, 2018
Steven A. Davis

/s/ Kim Fennebresque	Director	May 11, 2018
Kim Fennebresque

/s/ Lisa A. Gray	Director	May 11, 2018
Lisa A. Gray

/s/ Hersch Klaff	Director	May 11, 2018
Hersch Klaff

/s/ Ronald Kravit	Director	May 11, 2018
Ronald Kravit

Signature	Title	Date

/s/ Alan Schumacher	Director	May 11, 2018
Alan Schumacher

/s/ Jay L. Schottenstein	Director	May 11, 2018
Jay L. Schottenstein

/s/ Lenard B. Tessler	Director	May 11, 2018
Lenard B. Tessler

/s/ B. Kevin Turner	Vice Chairman and Senior Advisor to the CEO	May 11, 2018
B. Kevin Turner

/s/ Scott Wille	Director	May 11, 2018
Scott Wille

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to security holders subsequent to the filing of this report.