Form 10-K/A
period 2018-02-24
Albertsons Companies, Inc.
filed 2018-06-04
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 333-205546
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

Albertsons Companies, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K (this "Amendment") for the fiscal year ended February 24, 2018, which was originally filed with the Securities and Exchange Commission ("SEC") on May 11, 2018 (the "Original Filing"). In response to a Securities and Exchange Commission comment letter dated May 31, 2018, this amendment makes certain revisions to the cover page and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original Filing to reflect changes to the Company's Adjusted EBITDA reconciliation and critical accounting policies.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company's principal executive and principal financial officer are filed as exhibits to this Amendment under Part IV, "Item 15. Exhibits, Financial Statement Schedules" hereof.

Except for the foregoing amended information or where otherwise noted, this Form Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.

This Amended Filing should be read in conjunction with the Original Filing.

Albertsons Companies, Inc. and Subsidiaries

PART II

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.
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
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income (loss)	$46.3	$(373.3)	$(502.2)
Depreciation and amortization	1,898.1	1,804.8	1,613.7
Interest expense, net	874.8	1,003.8	950.5
Income tax benefit	(963.8)	(90.3)	(39.6)
EBITDA	1,855.4	2,345.0	2,022.4

(Gain) loss on interest rate and commodity hedges, net	(6.2)	(7.0)	16.2
Integration costs (1)	156.2	144.1	124.7
Acquisition-related costs (2)	61.5	69.5	217.3
(Gain) loss on debt extinguishment	(4.7)	111.7	—
Equity-based compensation expense	45.9	53.3	97.8
Net loss (gain) on property dispositions, asset impairment and lease exit costs (3)	66.7	(39.2)	103.3
Goodwill impairment	142.3	—	—
LIFO expense (benefit)	3.0	(7.9)	29.7
Collington acquisition (4)	—	78.9	—
Facility closures and related transition costs (5)	12.4	23.0	25.0
Miscellaneous adjustments (6)	65.4	45.1	44.7
Adjusted EBITDA	$2,397.9	$2,816.5	$2,681.1
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisition and financing activities, including management fees of $13.8 million in each year. Fiscal 2016 and Fiscal 2015 include adjustments to tax indemnification assets of $12.3 million and $30.8 million, respectively. Fiscal 2015 also includes losses of $44.2 million related to acquired contingencies in connection with the Safeway acquisition.
(3) Fiscal 2017 includes asset impairment losses of $100.9 million primarily related to underperforming stores. Fiscal 2016 includes a net gain of $42.9 million related to the disposition of a portfolio of surplus properties. Fiscal 2015 includes losses of $30.6 million related to leases assigned to Haggen as part of the FTC-mandated divestitures that were subsequently rejected during the Haggen bankruptcy proceedings and additional losses of $41.1 million related to the Haggen divestitures and its related bankruptcy.
(4) Fiscal 2016 charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the Collington acquisition.
(5) Includes costs related to facility closures and the transition to our decentralized operating model.
(6) Miscellaneous adjustments include the following:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Lease related adjustments (a)	$17.4	$27.0	$32.7
Changes in our equity method investment in Casa Ley and related CVR adjustments	53.8	1.5	(13.7)
Costs related to initial public offering and Reorganization Transactions	8.7	23.9	3.3
Gain on sale of non-operating investments	(5.1)	(9.7)	(6.5)
Foreign currency (gain) loss	(1.1)	(2.6)	10.1
Other (b)	(8.3)	5.0	18.8
Total miscellaneous adjustments	$65.4	$45.1	$44.7
(a) Includes adjustments related to deferred rents, deferred gains and amortization of unfavorable leases on acquired Safeway surplus properties.
(b) Primarily includes estimated losses related to the security breach and pension expense in excess of cash contributions.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow, which we define as Adjusted EBITDA less capital expenditures (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by operating activities	$1,018.8	$1,813.5	$901.6
Income tax benefit	(963.8)	(90.3)	(39.6)
Deferred income taxes	1,094.1	219.5	90.4
Interest expense, net	874.8	1,003.8	950.5
Changes in operating assets and liabilities	222.1	(251.9)	466.5
Amortization and write-off of deferred financing costs	(56.1)	(84.4)	(69.3)
Integration costs	156.2	144.1	124.7
Acquisition-related costs	61.5	69.5	217.3
Other adjustments	(9.7)	(7.3)	39.0
Adjusted EBITDA	2,397.9	2,816.5	2,681.1
Less: capital expenditures	(1,547.0)	(1,414.9)	(960.0)
Free Cash Flow	$850.9	$1,401.6	$1,721.1

LIQUIDITY AND FINANCIAL RESOURCES
The following table sets forth the major sources and uses of cash and our cash and cash equivalents at the end of each period (in millions):

	February 24, 2018	February 25, 2017
Cash and cash equivalents at end of period	$670.3	$1,219.2
Cash flows from operating activities	1,018.8	1,813.5
Cash flows from investing activities	(469.6)	(1,076.2)
Cash flows from financing activities	(1,098.1)	(97.8)
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
On June 16, 2017, we repaid $250.0 million of the existing term loans. In addition, on June 27, 2017, we entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches currently consist of $2,998.6 million of a new Term B-4 Loan, $1,133.6 million of a new Term B-5 Loan and $1,588.0 million of a new Term B-6 Loan (collectively, the "New Term Loans"). The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The New Term Loans, together with cash on hand, were used to repay the term loans then outstanding under the term loan agreement. See Note 8 - Long-term debt in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information related to our outstanding debt.
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
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See Note 8 - Long-term debt in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information.
(3) Amounts include contractual interest payments using the interest rate as of February 24, 2018 applicable to our variable interest term debt instruments and stated fixed rates for all other debt instruments, excluding interest rate swaps. See Note 8 - Long-term debt in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information.
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
(6) Represents minimum contractual commitments expected to be paid under the SuperValu TSA and the wind-down agreement, executed on April 16, 2015. See Note 13 - Related parties and other relationships in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information.
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

We are liable for certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, we could be responsible for the lease obligation. See Note 14 - Commitments and contingencies and off balance sheet arrangements in our Consolidated Financial Statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information. Because of the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.
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

NEW ACCOUNTING POLICIES NOT YET ADOPTED

See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for new accounting pronouncements which have not yet been adopted.
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
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for a discussion of our significant accounting policies.
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
Goodwill

As of February 24, 2018, our goodwill totaled $1,183.3 million, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Beginning on February 26, 2017, ACI prospectively adopted accounting guidance that simplifies goodwill impairment testing. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for additional information.

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

Goodwill has been allocated to all of the Company's reporting units and none of its reporting units have a zero or negative carrying amount of net assets. As of February 24, 2018, there are two reporting units with no goodwill due to the impairment loss recorded during the second quarter of the fiscal year ended February 24, 2018. There are nine reporting units with an aggregate goodwill balance of $1,093.9 million of which the fair value of each reporting unit was substantially in excess of its carrying value to indicate a remote likelihood of a future impairment loss. There are two reporting units with an aggregate goodwill balance of $89.4 million where it is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of the reporting unit could cause us to recognize impairment charges on a portion of the goodwill balance within each reporting unit. For example, a future decline in market conditions, continued under performance of these two reporting units or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of these two reporting units and lead to future impairment charges.

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
The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. As of February 27, 2016, we changed the method used to estimate the service and interest rate components of net periodic benefit cost for our defined benefit pension plans and other post-retirement benefit plans. Historically, the service and interest rate components were estimated using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We utilized weighted discount rates of 4.21% and 4.25% for our pension plan expenses for fiscal 2017 and fiscal 2016, respectively. To determine the expected rate of return on pension plan assets held by us for fiscal 2017, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. Our weighted assumed pension plan investment rate of return was 6.40% and 6.96% for fiscal 2017 and fiscal 2016, respectively. See Note 12 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for more information on the asset allocations of pension plan assets.
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
Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. See Note 11 - Income taxes in our consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of Part II of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 filed May 11, 2018, for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 24, 2018, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2007. Tax years 2007 through 2017 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

No financial statements are filed with this Amendment.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed with this Amendment.

(a)(3)

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference, in this report. We are filing the following documents as exhibits to this Amendment.

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	*	*	*
31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	*	*	*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albertsons Companies, Inc. has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on June 4, 2018.

Albertsons Companies, Inc.

By:	/s/ Robert G. Miller
Name:	Robert G. Miller
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)