Form 10-Q
period 2018-06-16
Albertsons Companies, Inc.
filed 2018-07-25
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 333-205546
Albertsons Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-5579477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd.
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (208) 395-6200
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
As of July 25, 2018, the registrant had 279,654,028 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 16, 2018	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,237.0	$670.3
Receivables, net	551.3	615.3
Inventories, net	4,323.2	4,421.1
Other current assets	377.4	441.9
Total current assets	6,488.9	6,148.6

Property and equipment, net	10,556.4	10,770.3
Intangible assets, net	3,036.6	3,142.5
Goodwill	1,183.3	1,183.3
Other assets	555.0	567.6
TOTAL ASSETS	$21,820.2	$21,812.3

LIABILITIES
Current liabilities
Accounts payable	$3,091.4	$2,833.0
Accrued salaries and wages	946.7	984.1
Current maturities of long-term debt and capitalized lease obligations	169.4	168.2
Other current liabilities	922.0	1,044.3
Total current liabilities	5,129.5	5,029.6

Long-term debt and capitalized lease obligations	11,672.3	11,707.6
Deferred income taxes	580.2	579.9
Other long-term liabilities	3,046.9	3,097.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of June 16, 2018 and February 24, 2018, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 279,654,028 shares issued and outstanding as of June 16, 2018 and February 24, 2018, respectively	2.8	2.8
Additional paid-in capital	1,772.4	1,773.3
Accumulated other comprehensive income	197.0	191.1
Accumulated deficit	(580.9)	(569.0)
Total stockholders' equity	1,391.3	1,398.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,820.2	$21,812.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions)
(unaudited)

	16 weeks ended
	June 16, 2018	June 17, 2017
Net sales and other revenue	$18,653.4	$18,460.0
Cost of sales	13,482.7	13,401.5
Gross profit	5,170.7	5,058.5

Selling and administrative expenses	4,977.6	4,976.1
Operating income	193.1	82.4

Interest expense, net	254.6	270.5
Other (income) expense	(40.8)	16.4
Loss before income taxes	(20.7)	(204.5)

Income tax (benefit) expense	(3.0)	0.4
Net loss	$(17.7)	$(204.9)

Other comprehensive income (loss), net of tax
Gain on interest rate swaps	8.2	1.6
Recognition of pension (loss) gain	(0.6)	2.8
Foreign currency translation adjustment	(0.6)	23.1
Other	(1.1)	0.4
Other comprehensive income	5.9	27.9

Comprehensive loss	$(11.8)	$(177.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 16, 2018	June 17, 2017
Cash flows from operating activities:
Net loss	$(17.7)	$(204.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on property dispositions, asset impairment and lease exit costs	(40.0)	(1.9)
Depreciation and amortization	536.6	578.4
LIFO expense	9.5	15.7
Deferred income tax	(3.6)	(71.5)
Amortization and write-off of deferred financing costs	10.1	15.7
Equity-based compensation expense	13.4	8.8
Other	(13.0)	55.7
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	64.0	32.7
Inventories, net	88.5	14.2
Accounts payable, accrued salaries and wages and other accrued liabilities	246.9	131.9
Other operating assets and liabilities	16.9	79.5
Net cash provided by operating activities	911.6	654.3

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(34.5)
Payments for property, equipment and intangibles, including payments for lease buyouts	(349.5)	(422.6)
Proceeds from sale of assets	37.3	2.6
Other	34.6	(0.9)
Net cash used in investing activities	(277.6)	(455.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3.7	—
Payments on long-term borrowings	(16.4)	(268.0)
Payments of obligations under capital leases	(28.8)	(31.1)
Other	(25.7)	(36.5)
Net cash used in financing activities	(67.2)	(335.6)

Net increase (decrease) in cash and cash equivalents and restricted cash	566.8	(136.7)
Cash and cash equivalents and restricted cash at beginning of period	680.8	1,229.1
Cash and cash equivalents and restricted cash at end of period	$1,247.6	$1,092.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2018 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 24, 2018, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 16 weeks ended June 16, 2018 and June 17, 2017.
Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the addition of restricted cash to cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows, and the reclassification of non-service cost components of net pension and post-retirement expense to Other (income) expense from Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of the adoption of new accounting guidance.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $10.6 million and $10.5 million of restricted cash as of June 16, 2018 and February 24, 2018, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value discrete inventory items at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $9.5 million and $15.7 million for the 16 weeks ended June 16, 2018 and June 17, 2017, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of Phantom Units to certain employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of its parents, Albertsons Investor Holdings LLC and KIM ACI, LLC, that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. Equity-based compensation expense recognized by the Company related to these plans was $13.4 million and $8.8 million for the 16 weeks ended June 16, 2018 and June 17, 2017, respectively. The Company recorded an income tax benefit of $3.6 million and $1.8 million related to equity-based compensation for the 16 weeks ended June 16, 2018 and June 17, 2017, respectively. As of June 16, 2018, there was $48.6 million of unrecognized costs related to 1.5 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 1.1 years.

Income taxes: Income tax benefit was $3.0 million, or 14.5% of loss before income taxes, for the 16 weeks ended June 16, 2018. Income tax expense was $0.4 million, or (0.2)% of loss before income taxes, for the 16 weeks ended June 17, 2017. The income tax benefit during the 16 weeks ended June 16, 2018 is lower than the income tax benefit at the statutory rate primarily due to a discrete tax expense for nondeductible equity-based compensation. The increase in effective tax rate for the 16 weeks ended June 16, 2018 compared to the 16 weeks ended June 17, 2017 is primarily the result of the Company's corporate reorganization in the fourth quarter of fiscal 2017. Prior to the fourth quarter of fiscal 2017, the Company was organized as a limited liability company and conducted its operations primarily through limited liability companies and Subchapter C corporations. As such, the Company's effective tax rate was dependent on the mix of pre-tax income or loss between its taxable and nontaxable entities.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act") into law, which enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the date of enactment. The Tax Act was effective in the fourth quarter of fiscal 2017, during which the Company recorded a provisional tax benefit of $430.4 million. The Company did not record any adjustments to the provisional tax benefit in the first quarter of fiscal 2018. As of June 16, 2018, the Company has not completed its accounting for the tax effects of the Tax Act. The Company continues to analyze the Tax Act and refine its calculations, which could impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Segments: The Company and its subsidiaries operate food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors. All of the Company's retail operations are domestic.

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third party receivables from pharmacy sales were $193.2 million and $205.5 million as of June 16, 2018 and February 24, 2018, respectively, and are recorded in Receivables, net. For eCommerce related sales, revenues are recognized upon either pickup in store or delivery to the customer, and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $45.6 million as of June 16, 2018 and $55.6 million as of February 24, 2018. Breakage amounts were immaterial for the 16 weeks ended June 16, 2018 and June 17, 2017, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	16 weeks ended
	June 16, 2018		June 17, 2017
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$8,063.3	43.2%	$8,193.3	44.4%
Perishables (3)	7,727.1	41.4%	7,563.6	41.0%
Pharmacy	1,527.2	8.2%	1,534.4	8.3%
Fuel	1,098.1	5.9%	944.0	5.1%
Other (4)	237.7	1.3%	224.7	1.2%
Net sales and other revenue	$18,653.4	100.0%	$18,460.0	100.0%
(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood
(4) Consists primarily of lottery and various other commissions and other miscellaneous income.

Recently adopted accounting standards: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance in the first quarter of fiscal 2018 on a modified retrospective basis, including implementing changes to processes and controls to comply with the new disclosure requirements. The adoption of this standard resulted in a decrease to accumulated deficit of $5.8 million. The adjustment relates to breakage on the unredeemed portion of the Company's gift cards, which are now recognized in proportion to customer redemptions of gift cards, rather than waiting until the likelihood of redemption becomes remote. Similar to previous guidance, in certain third-party arrangements where the Company had previously determined it acts as a principal versus an agent, the Company will continue to record revenue for these arrangements on a gross basis under the new guidance.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component. For the 16 weeks ended June 17, 2017, the Company reclassified $8.2 million of non-service pension and post-retirement cost components to Other (income) expense from Selling and administrative expenses.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash (Topic 230)". The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. The new guidance requires that restricted cash be added to Cash and cash equivalents when reconciling the beginning and ending amounts on the Condensed Consolidated Statements of Cash Flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the Condensed Consolidated Balance Sheets to reconcile those amounts to the Condensed Consolidated Statement of Cash Flows. For the 16 weeks ended June 17, 2017, the adoption of this standard resulted in a decrease to Net cash used in investing activities and an increase to Net increase (decrease) in cash and cash equivalents and restricted cash of $19.1 million. The following table provides a reconciliation of the amount of Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets to the total of Cash and cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 16, 2018	June 17, 2017
Cash and cash equivalents	$1,237.0	$1,063.4
Restricted cash	10.6	29.0
Cash and cash equivalents and restricted cash	$1,247.6	$1,092.4

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)". The new guidance more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity’s hedging strategies. The Company has elected to early adopt this ASU beginning the first day of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The ASU is intended to improve the recognition and measurement of financial instruments. The Company adopted this guidance in the first quarter of fiscal 2018. The new guidance requires equity investments, other than those accounted for under the equity method, to be measured at fair value, with changes in fair value recognized in net income. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently issued accounting standards: In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheets. The Company has formed a dedicated project team and developed a comprehensive multi-stage project plan to assess and implement this ASU. This assessment includes reviewing all forms of leases, analyzing practical expedients and leveraging a technology solution in implementing the new ASU. This assessment is ongoing, including the assessment of other potential impacts of this ASU on the Consolidated Financial Statements and disclosures.

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

NOTE 2 - ACQUISITIONS AND OTHER INVESTMENTS

Pending Rite Aid Merger and Related Financing

On February 18, 2018, the Company entered into a definitive merger agreement with Rite Aid Corporation ("Rite Aid"), one of the nation's leading drugstore chains. At the effective time of the merger, each share of Rite Aid common stock issued and outstanding at such time will be converted into the right to receive 0.1000 of a share of the Company's common stock, plus at the Rite Aid stockholder's election, either (i) an amount in cash equal to $0.1832 per share of Rite Aid common stock, without interest, or (ii) 0.0079 of a share of the Company's common stock per share of Rite Aid common stock. The merger is subject to the approval of Rite Aid's stockholders of record as of June 22, 2018 at the special stockholders meeting which is scheduled to be held on August 9, 2018, and other customary closing conditions. If the merger is approved by the Rite Aid stockholders, it is expected to close early in the second half of calendar 2018. See Note 5 - Long-term debt and capital lease obligations for discussion of merger related financing.

NOTE 3 - FAIR VALUE MEASUREMENTS
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of June 16, 2018 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$641.0	$641.0	$—	$—
Short-term investments (1)	23.4	21.4	2.0	—
Non-current investments (2)	93.7	41.6	52.1	—
Derivative contracts (3)	2.5	—	2.5	—
Total	$760.6	$704.0	$56.6	$—
Liabilities:
Contingent consideration (4)	$58.4	$—	$—	$58.4
Total	$58.4	$—	$—	$58.4
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other assets.
(4) Included in Other long-term liabilities.
The following table presents assets and liabilities which were measured at fair value on a recurring basis as of February 24, 2018 (in millions):

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
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities.
(4) Included in Other current liabilities and Other long-term liabilities.

A reconciliation of the beginning and ending balances for Level 3 liabilities follows (in millions):

Contingent Consideration
June 16, 2018
Beginning balance	$60.0
Change in fair value	(0.9)
Payments	(0.7)
Ending balance	$58.4
The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 16, 2018, the fair value of total debt was $10,762.7 million compared to the carrying value of $11,313.9 million, excluding debt discounts and deferred financing costs. As of February 24, 2018, the fair value of total debt was $10,603.4 million compared to the carrying value of $11,340.5 million, excluding debt discounts and deferred financing costs.
Assets Measured at Fair Value on a Non-Recurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps ("cash flow hedges"). The Company’s risk management objective and strategy with respect to interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the London Inter-Bank Offering Rate ("LIBOR"), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company's debt principal equal to the then-outstanding swap notional amount.
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income are reclassified as an adjustment to Interest expense, net. The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both June 16, 2018 and February 24, 2018 were $3,110.0 million, of which $3,052.0 million are designated as cash flow hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

On June 20, 2018, subsequent to the end of the first quarter of fiscal 2018, the Company entered into two new interest rate swap agreements with notional amounts of $339.0 million and $254.0 million, with an effective date of March 2019 and maturing in March 2023. These swaps hedge against variability in cash flows relating to interest payments on the Company’s outstanding variable rate debt. Accordingly, the interest rate swaps will be designated as cash flow hedges as defined by GAAP.

As of June 16, 2018, the fair value of the cash flow interest rate swap asset was $1.7 million and as of February 24, 2018, the fair value of the cash flow interest rate swap liability was $13.0 million, and was recorded in Other assets and Other current liabilities.

Activity related to the Company’s derivative instruments designated as cash flow hedges consisted of the following (in millions):

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	16 weeks ended June 16, 2018	16 weeks ended June 17, 2017	Location of income recognized from derivatives
Designated interest rate swaps	$8.2	$1.6	Other comprehensive income

Activity related to the Company’s derivative instruments not designated as hedging instruments was immaterial during the 16 weeks ended June 16, 2018 and June 17, 2017, respectively.

NOTE 5 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of June 16, 2018 and February 24, 2018, net of unamortized debt discounts of $238.4 million and $249.6 million, respectively, and deferred financing costs of $75.1 million and $79.7 million, respectively, consisted of the following (in millions):

	June 16, 2018	February 24, 2018
Albertsons Term Loans due 2021 to 2023, interest rate range of 4.65% to 5.32%	$5,604.3	$5,610.7
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,477.1	2,476.1
NALP Notes due 2027 to 2031, interest rate range of 6.52% to 8.70%	1,401.3	1,393.9
Safeway Notes due 2019 to 2031, interest rate range of 3.95% to 7.45%	1,266.8	1,266.9
Other Notes Payable, unsecured	230.2	242.7
Mortgage Notes Payable, secured	20.7	20.9
Total debt	11,000.4	11,011.2
Less current maturities	(65.8)	(66.1)
Long-term portion	$10,934.6	$10,945.1
The Company's term loans (the "Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 16 weeks ended June 16, 2018.
Asset-Based Loan Facility

As of June 16, 2018 and February 24, 2018, there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $572.5 million and $576.8 million, respectively.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $841.3 million and $864.6 million as of June 16, 2018 and February 24, 2018, respectively. Current maturities of capitalized lease obligations were $103.6 million and $102.1 million and long-term maturities were $737.7 million and $762.5 million, as of June 16, 2018 and February 24, 2018, respectively.

Merger Related Financing

The Company received a debt commitment letter dated as of February 18, 2018, as amended and restated on March 12, 2018 and as further amended and restated on May 8, 2018 (the "Commitment Letter"), pursuant to which, among other things, the financial institutions party thereto (the "Commitment Parties") have committed to provide the Company with (i) $4,667.0 million of commitments to a new $5,000.0 million aggregate principal amount best efforts asset-based revolving credit facility (the "Best-Efforts ABL Facility"); (ii) incremental commitments under the ABL Facility in an aggregate principal amount of $1,000.0 million in the event that the Best-Efforts ABL Facility does not become effective on the closing date; (iii) a new asset-based term loan facility in an aggregate principal amount of $1,500.0 million (the "ABL Term Loan Facility"); and (iv) a new secured bridge loan facility in an aggregate principal amount of $500.0 million less the gross proceeds received by the Company and its subsidiaries of new senior notes issued prior to the closing date (the "Senior Secured Bridge Facility") (collectively, the "Financing"), in each case on the terms and subject to the conditions set forth in the Commitment Letter. The proceeds of the Financing will be used, among other things, to partially refinance certain of Rite Aid’s existing indebtedness that is outstanding as of the closing date, including Rite Aid’s 6.125% Senior Notes due 2023 and Rite Aid’s revolving credit facility, to pay fees and expenses in connection with the contemplated merger with Rite Aid and to finance cash consideration, if any is elected, in connection with the merger. The Best-Efforts ABL Facility will be utilized by the Company only if the remaining $333.0 million of commitments are fully allocated to new or existing lenders prior to the date on which the merger is consummated, in which case the incremental commitments described under clause (ii) above will cease to apply.

On June 25, 2018, subsequent to the end of the first quarter of fiscal 2018, the Company issued $750.0 million in aggregate principal amount of floating rate senior secured notes (the "Floating Rate Notes") at an issue price of 99.5%. The Floating Rate Notes bear interest at LIBOR plus 3.75% per annum. The Floating Rate Notes mature on January 15, 2024, and interest on the notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on October 15, 2018. Following the closing of the merger with Rite Aid, the Floating Rate Notes will be secured as described below. If the contemplated merger transaction with Rite Aid is not consummated on or prior to November 18, 2018, the Company will be required to redeem all of the Floating Rate Notes at a redemption price equal to 99.5% of the aggregate principal amount of notes then outstanding, plus accrued and unpaid interest to, but not including, the date of such redemption. Upon the issuance of the Floating Rate Notes, the commitments with respect to the Senior Secured Bridged Facility terminated pursuant to the terms of the Commitment Letter.

The Best-Efforts ABL Facility, the incremental commitments under the ABL Facility and the ABL Term Loan Facility will be guaranteed on a joint and several basis by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries that is not a borrower, excluding certain immaterial and other subsidiaries, such as insurance subsidiaries. In addition, the Best-Efforts ABL Facility, the incremental commitments under the ABL Facility and the ABL Term Loan Facility will be secured, subject to certain exceptions, by (i) perfected first priority (subject to permitted liens) security interests and liens on the ABL Priority Collateral (as defined herein) (which includes Rite Aid assets that will constitute ABL Priority Collateral at closing) and (ii) perfected second priority (subject to permitted liens) security interests in and liens on the Term Loan Priority Collateral (as defined herein). Initially, the Floating Rate Notes will be guaranteed on a joint and several basis by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries that are guarantors or are borrowers under the Albertsons Term Loans. In addition, the Floating Rate Notes will be secured, subject to certain exceptions, by (i) perfected first priority (subject to permitted liens) security interests and liens on the Term Loan Priority Collateral (which includes Rite Aid assets that will constitute Term Loan Priority Collateral at closing) and (ii) perfected second priority (subject to permitted liens) security interests in and liens on the ABL Priority Collateral (which includes Rite Aid assets that will constitute ABL Priority Collateral at closing). The Floating Rate Notes will not be secured by any of the assets of New Albertsons L.P. ("NALP") and its subsidiaries and, to the extent applicable, shall be limited to 10% of the Consolidated Net Tangible Assets of Safeway Inc. (as defined in the indentures governing the Safeway Notes) as determined on the date of such lien incurrence. The ABL Priority Collateral, as used herein, refers to substantially all of the accounts receivable, inventory, documents of title related to inventory, instruments, general intangibles (excluding any equity interests of the Company or any of its subsidiaries and intellectual property), chattel paper, and supporting obligations of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility. The Term Loan Priority Collateral, as used herein, refers to substantially all of the assets of the borrowers and guarantors under the Albertsons Term Loans (other than the ABL Priority Collateral), including real property and the equity interests of the borrowers and the Company’s "Restricted Subsidiaries" (as defined in the agreement governing the Albertsons Term Loans).

The Commitment Parties’ commitment to provide the applicable Financing is subject to certain conditions, including consummation of the merger in accordance with the merger agreement substantially concurrently with the initial borrowing under the Financing; the negotiation and execution of definitive documentation in respect of the Financing consistent with the Commitment Letter (including certain customary closing deliverables); delivery of certain historical and pro forma financial information in respect of the Company and Rite Aid and their respective subsidiaries; the absence of a Company Material Adverse Effect (as defined in the merger agreement by and among the Company, certain of its subsidiaries and Rite Aid); the accuracy of certain specified representations and warranties in the merger agreement and in the definitive documentation in respect of the Financing; completion of a third party appraisal and field examination in respect of the assets of Rite Aid and its subsidiaries; minimum excess availability under the applicable asset based revolving credit facility of not less than $2,000.0 million (including up to $500.0 million of cash on hand); and certain other customary closing conditions.

The Company has successfully syndicated all of the financing required to close the Rite Aid merger. The closing of the merger is not subject to any debt financing condition or contingency.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 16, 2018	June 17, 2017	June 16, 2018	June 17, 2017
Estimated return on plan assets	$(34.6)	$(36.8)	$—	$—
Service cost	16.1	15.3	0.3	0.3
Interest cost	26.4	27.1	0.2	0.3
Amortization of prior service cost	—	0.1	1.1	1.1
Amortization of net actuarial (gain) loss	(1.9)	0.1	(0.1)	—
Net expense	$6.0	$5.8	$1.5	$1.7

The Company contributed $5.5 million and $2.1 million to its defined benefit pension plans and post-retirement benefit plans during the 16 weeks ended June 16, 2018 and June 17, 2017, respectively. For the remainder of fiscal 2018, the Company currently anticipates contributing an additional $49.8 million to these plans.

The Company also contributes to various multiemployer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Managers. Total contributions expensed for these plans were $14.0 million and $13.6 million for the 16 weeks ended June 16, 2018 and June 17, 2017, respectively.

NOTE 7 - RELATED PARTIES AND OTHER RELATIONSHIPS
Contractual Agreements with SuperValu
On October 17, 2017, the Company exercised its right to terminate the Transition Services Agreements ("TSAs") with SUPERVALU INC. ("SuperValu"). The Company's TSAs will terminate during the third quarter of fiscal 2018, subject to certain exceptions.
Summary of SuperValu activity

Activities with SuperValu that are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in millions):

	16 weeks ended
	June 16, 2018	June 17, 2017
Supply agreements included in Cost of sales	$479.3	$508.6
Selling and administrative expenses	26.8	43.0
Total	$506.1	$551.6

NOTE 8 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $208.8 million and $205.6 million as of June 16, 2018 and February 24, 2018, respectively.

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
Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws

(including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters, including but not limited to, legal proceedings related to the Rite Aid merger. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management's current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

Litigation Related to the Rite Aid Merger: On April 24, 2018, Mel Aklile, a Rite Aid stockholder, (the "Plaintiff") brought a putative class action in Delaware Chancery Court against Rite Aid, the Company, certain of the Company's subsidiaries and each of the Rite Aid directors (the "Director Defendants"), Del. C.A. No. 2018-0305-AGB. Mr. Aklile contends that Rite Aid stockholders have appraisal rights under Section 262 of the Delaware General Corporate Law (the "DGCL") because, notwithstanding that (i) Rite Aid stockholders are not required to receive consideration other than shares of the Company's common stock (and cash in lieu of fractional shares, if any) in the merger and shares of the Company's common stock will be listed on the NYSE immediately after the merger, and (ii) the election to receive cash consideration is voluntary and dependent upon Rite Aid stockholders' election (other than cash in lieu of fractional shares, if any), the alleged disparity in value between the additional cash consideration of $0.1832 per share and the additional stock exchange ratio of 0.0079 shares of common stock of the Company per share of Rite Aid common stock amounts to a "false choice" designed to deprive Rite Aid stockholders of their alleged appraisal rights. Plaintiff alleges breach of fiduciary duty claims against the Director Defendants for their alleged failure to provide, and inform Rite Aid stockholders of, their alleged statutory appraisal rights under Delaware law and for allegedly falsely informing Rite Aid stockholders that they will not have appraisal rights. Plaintiff further contends that the proxy statement/prospectus filed by the Company on April 6, 2018 was deficient under Section 262(d)(1) of the DGCL for failure to inform stockholders of their alleged appraisal rights. Mr. Aklile seeks declarations from the Chancery Court that the action is a proper class action and that the Director Defendants breached their fiduciary duties by failing to adequately inform class members of their appraisal rights under Delaware law, to enjoin the proposed action from closing until such time as class members are afforded the ability to seek appraisal of their shares, or otherwise permit class members to petition the Court for appraisal, and attorneys, fees, expenses and costs to the Plaintiff.

The defendants oppose the Plaintiff's claims on the ground that Rite Aid stockholders have no right of appraisal under the DGCL because they have a right to receive all stock consideration as described in the proxy statement/prospectus filed by the Company on April 6, 2018. The defendants intend to seek to dismiss the claims against them by bringing a dispositive motion and to otherwise vigorously defend against this action.

On May 7, 2018, the Chancery Court held a hearing on Plaintiff's motion to expedite and for a preliminary injunction. On May 9, 2018 the Chancery Court denied the Plaintiff's motion to expedite, finding that the Plaintiff failed to assert a colorable claim for relief. On May 16, 2018, the defendants filed a motion to dismiss the Plaintiff's complaint.

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the "OIG") pertaining to the pricing of drugs offered under the Company’s MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the "Government Health Programs"). In particular, the OIG is requesting information on the relationship between the prices charged for drugs under the MyRxCare program and the "usual and customary" prices reported by the Company in claims for reimbursements to the Government Health Programs or other third-party payors. The Company is cooperating with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

Security Breach: On August 14, 2014, the Company announced that it had experienced a criminal intrusion by installation of malware on a portion of its computer network that processes payment card transactions for its retail store locations, including the Company's Shaw’s, Star Market, Acme, Jewel-Osco and Albertsons retail banners. On September 29, 2014, the Company announced that it had experienced a second and separate criminal intrusion. The Company believes these were attempts to collect payment card data. Relying on its IT service provider, SuperValu, the Company took immediate steps to secure the affected part of the network. The Company believes that it has eradicated the malware used in each intrusion. The Company notified federal law enforcement authorities, the major payment card networks and its insurance carriers and is cooperating in their efforts to investigate these intrusions. As required by the payment card brands, the Company retained a firm to conduct a forensic investigation into the intrusions. The forensic firm has issued separate reports for each intrusion (copies of which have been provided to the card networks). Although the Company's network had previously been found to be compliant with the Payment Card Industry (PCI) Data Security Standard issued by the PCI Council, in both reports the forensic firm found that not all of these standards had been met at the time of the intrusions, and some of this non-compliance may have contributed to or caused at least some portion of the compromise that occurred during the intrusions.

On August 5, 2016, the Company was notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as a case management assessment. On December 5, 2016, the Company was further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which the Company paid on December 9, 2016; however, the Company disputes the MasterCard assessment and, on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss the litigation. In a decision dated August 25, 2017, the court denied MasterCard's motion, and the litigation is ongoing. On January 2, 2018, the Company was notified that Visa, Inc. ("Visa") had asserted its assessment for incremental counterfeit fraud losses and card reissuance costs for $1.0 million, which the Company paid in the fourth quarter of fiscal 2017. On October 20, 2015, the Company agreed with one of its third-party payment administrators to provide a $15.0 million LOC to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved. On January 4, 2018, this third-party payment administrator agreed to reduce the LOC to the Visa assessment amount of approximately $1.0 million. The Company has recorded an estimated liability for any remaining potential claims from other card networks.

As a result of the criminal intrusions, two class action complaints were filed against the Company by consumers, Mertz v. SuperValu Inc. et al, filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al, filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, the Company and SuperValu filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit Court of Appeals and defendants filed a cross-

appeal. In a decision dated August 30, 2017, the Eighth Circuit Court of Appeals reversed the District Court's dismissal of the case as to one of the 16 named plaintiffs, affirmed the dismissal as to the remaining 15 named plaintiffs and remanded the case to the District Court for further proceedings. On November 3, 2017, the Company filed a motion to dismiss with respect to the remaining named plaintiff's claims on the basis that the plaintiff was not a customer of any of the Company's stores, and on March 7, 2018, the Company's motion to dismiss was granted with prejudice. On March 14, 2018, the named plaintiffs filed a notice of appeal to the Eight Circuit Court of Appeals. The appeal is currently pending.

On October 6, 2015, the Company received a letter from the Office of Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices are leading a multi-state group that includes the Attorneys General for 14 other states requesting specified information concerning the two data breach incidents. The multi-state group has not made a monetary demand, and the Company is unable to estimate the possibility of or reasonable range of loss, if any. The Company is cooperating with the investigation. Two of the Company's insurance carriers have denied the Company's claim for cyber insurance coverage for losses resulting from the intrusions based on, among other things, the insurers’ conclusions that the intrusions began prior to the start date for coverage under the cyber insurance policy. The Company responded to the insurers’ denials disagreeing with the conclusions and reserving its rights. The Company's claims with other of its insurance carriers remain outstanding.

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. The Company is currently unable to estimate the range of loss, if any, that may result from these matters. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. On December 12, 2017, the Court in Terraza denied in part and granted in part a motion to dismiss brought by co-defendant Aon Hewitt. Fact discovery closed on April 22, 2018, expert discovery closed on June 8, 2018 and a mediation is scheduled for August 2, 2018. Trial is set for October 22, 2018. It is anticipated that a similar schedule will be adopted in Lorenz.

False Claims Act: Three qui tam actions have been filed against the Company under the False Claims Act. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc. ("Albertsons"), et al, the relators allege that defendants (including various Albertsons subsidiaries) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. Albertsons has moved for a summary judgement, and its motions are pending before the court. In United States ex rel. Proctor v. Safeway, the relator alleges that Safeway submitted fraudulent, inflated pricing information to four government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Relator filed an amended complaint, and Safeway’s motion to dismiss the amended complaint was denied. In United States ex rel. Zelickowski v. Albertsons LLC, relator alleges that Albertsons overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in Albertsons’ discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. Albertsons will file a motion to dismiss the case in August 2018. The government previously investigated the relators' allegations in each of the cases and declined to intervene in any of the cases. Relators elected to pursue their respective cases on their own, and the Company is vigorously defending each of those matters. At this stage of each case's proceedings the Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome of any of them should be unfavorable.

Alaska Attorney General's Investigation: Recently, pharmaceutical manufacturers, wholesale distributors and retailers have faced intense scrutiny and, in some cases, investigations and litigation relating to the distribution of prescription opioid pain medications. On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska’s Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The Company intends to cooperate with the Alaska Attorney General in this investigation. The Company does not currently have a basis to believe it has violated Alaska’s Unfair Trade Practices and Consumer Act. However, due to the early stages of the investigation, the Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, if any.
Other Commitments

In the ordinary course of business, the Company enters into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 9 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in member equity during a period, other than those from investments by or distributions to the member. Generally, for the Company, total comprehensive income or loss equals net income plus or minus adjustments for pension and other post-retirement liabilities, interest rate swaps and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 16, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive income (loss) before reclassifications	7.3	8.7	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive income	0.9	2.5	(0.9)	—	(0.7)
Tax (expense) benefit	(2.3)	(3.0)	0.3	0.1	0.3
Current-period other comprehensive income (loss), net	5.9	8.2	(0.6)	(0.6)	(1.1)
Ending balance	$197.0	$27.1	$171.3	$(1.7)	$0.3

	16 weeks ended June 17, 2017
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7
Other comprehensive income (loss) before reclassifications	29.0	(11.9)	2.2	38.3	0.4
Amounts reclassified from accumulated other comprehensive income	14.3	13.2	1.1	—	—
Tax (expense) benefit	(15.4)	0.3	(0.5)	(15.2)	—
Current-period other comprehensive income, net	27.9	1.6	2.8	23.1	0.4
Ending balance	$15.1	$(26.5)	$82.5	$(43.0)	$2.1

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons", "the Company", "we", "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

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

OVERVIEW
As of June 16, 2018, we operated 2,300 stores, 1,762 pharmacies and 397 adjacent fuel centers under 20 well-known banners across 35 states and the District of Columbia. In addition to our retail footprint, we continue to roll out unique options for our customers as we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options such as Plated meal kit delivery and "Drive Up and Go" stores.

First Quarter of Fiscal 2018 Highlights

•	Identical sales of 0.2%

•	Adjusted EBITDA of $815.8 million, an increase of $44.1 million or 5.7%

•	Gross profit margin, excluding fuel, improved 60 basis points

•	Expanded Own Brands to include over 400 new items

•	Increased Own Brands sales penetration by 56 basis points to 24.0%

•	eCommerce sales, including sales of Plated meal kits, grew 108%

•	Converted 243 stores; on track with the Safeway integration efforts, with all store conversions to be completed by September 2018
The following table shows stores operating, acquired, opened and closed during the periods presented:

	16 weeks ended
	June 16, 2018	June 17, 2017
Stores, beginning of period	2,318	2,324
Acquired	—	5
Opened	2	5
Closed	(20)	(5)
Stores, end of period	2,300	2,329
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 16, 2018	June 17, 2017	June 16, 2018	June 17, 2017	June 16, 2018	June 17, 2017
Less than 30,000	209	215	9.0%	9.2%	4.9	5.0
30,000 to 50,000	804	814	35.0%	35.0%	33.7	34.1
More than 50,000	1,287	1,300	56.0%	55.8%	76.0	76.7
Total Stores	2,300	2,329	100.0%	100.0%	114.6	115.8
(1) In millions, reflects total square footage of retail stores operating at the end of the quarter.

RESULTS OF OPERATIONS
Comparison of 16 weeks ended June 16, 2018 to 16 weeks ended June 17, 2017:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 16, 2018 ("first quarter of fiscal 2018") and 16 weeks ended June 17, 2017 ("first quarter of fiscal 2017"). As of June 16, 2018 and June 17, 2017, we operated 2,300 and 2,329 stores, respectively.

	16 weeks ended
	June 16, 2018	% of Sales	June 17, 2017	% of Sales
Net sales and other revenue	$18,653.4	100.0%	$18,460.0	100.0%
Cost of sales	13,482.7	72.3%	13,401.5	72.6%
Gross profit	5,170.7	27.7%	5,058.5	27.4%
Selling and administrative expenses	4,977.6	26.7%	4,976.1	27.0%
Operating income	193.1	1.0%	82.4	0.4%
Interest expense, net	254.6	1.4%	270.5	1.5%
Other (income) expense	(40.8)	(0.2)%	16.4	—%
Loss before income taxes	(20.7)	(0.2)%	(204.5)	(1.1)%
Income tax (benefit) expense	(3.0)	—%	0.4	—%
Net loss	$(17.7)	(0.2)%	$(204.9)	(1.1)%
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the first quarter of fiscal 2018 and first quarter of fiscal 2017, respectively, were:

	16 weeks ended
	June 16, 2018	June 17, 2017
Identical sales, excluding fuel	0.2%	(2.1)%
Net Sales and Other Revenue
Net sales and other revenue increased 1.0% to $18,653.4 million for the first quarter of fiscal 2018 from $18,460.0 million for the first quarter of fiscal 2017. The increase in Net sales and other revenue was primarily driven by an increase in fuel sales of $154.1 million and our 0.2% increase in identical sales.
Gross Profit
Gross profit represents the portion of Net sales and other revenue remaining after deducting the Cost of sales during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs associated with our distribution network. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.
Gross profit margin increased to 27.7% for the first quarter of fiscal 2018 compared to 27.4% for the first quarter of fiscal 2017. Excluding the impact of fuel, gross profit margin increased 60 basis points. The increase is primarily attributable to lower advertising costs, improved product mix and lower shrink expense as a percentage of sales compared to the first quarter of fiscal 2017. Shrink expense improved sequentially by 45 basis points from the fourth quarter of fiscal 2017.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 26.7% of Net sales and other revenue for the first quarter of fiscal 2018 compared to 27.0% of Net sales and other revenue for the first quarter of fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 10 basis points during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in selling and administrative expenses was primarily attributable to lower depreciation and amortization expense, gains related to property dispositions and the realization of our cost reduction initiatives, partially offset by higher integration costs primarily due to the conversion of 243 stores in the first quarter of fiscal 2018 compared to 132 stores in the first quarter of fiscal 2017.
Interest Expense, Net
For the first quarter of fiscal 2018, Interest expense, net, was $254.6 million compared to $270.5 million for the first quarter of fiscal 2017. The decrease in interest expense was driven by lower average outstanding borrowings and lower amortization of deferred financing costs. The weighted average interest rate during both the first quarter of fiscal 2018 and the first quarter of fiscal 2017 was 6.4%, excluding amortization of deferred financing costs and original issue discount.
Other (Income) Expense

For the first quarter of fiscal 2018, Other income was $40.8 million compared to other expense of $16.4 million for the first quarter of fiscal 2017. Other income for the first quarter of fiscal 2018 was primarily driven by gains from the sale of investments and non-service cost components of net pension and post-retirement expense. Other expense for the first quarter of fiscal 2017 was primarily driven by changes in the fair value of the Casa Ley, S.A. de C.V. ("Casa Ley") contingent value rights, partially offset by the equity in the earnings of Casa Ley and non-service cost components of net pension and post-retirement expense.

Income Taxes
Income tax benefit was $3.0 million, or 14.5% of loss before income taxes, for the first quarter of fiscal 2018. Income tax expense was $0.4 million, or (0.2)% of loss before income taxes, for the first quarter of fiscal 2017. The income tax benefit in the first quarter of fiscal 2018 is lower than the income tax benefit at the statutory rate primarily due to a discrete tax expense for nondeductible equity-based compensation. The increase in effective tax rate for the current quarter compared to the prior year is primarily the result of our corporate reorganization in the fourth quarter of fiscal 2017. Prior to the fourth quarter of fiscal 2017, we were organized as a limited liability company and conducted our operations primarily through limited liability companies and Subchapter C corporations. As such, our effective tax rate was dependent on the mix of pre-tax income or loss between its taxable and nontaxable entities.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law, which enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. As a result, we expect our effective tax rate to be approximately 25% to 27% during fiscal 2018, excluding discrete items.

Adjusted EBITDA and Free Cash Flow
For the first quarter of fiscal 2018, Adjusted EBITDA was $815.8 million, or 4.4% of Net sales and other revenue, compared to $771.7 million, or 4.2% of Net sales and other revenue, for the first quarter of fiscal 2017. The increase in adjusted EBITDA primarily reflects improved gross profit including the realization of cost reduction initiatives.
The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	16 weeks ended
	June 16, 2018	June 17, 2017
Net loss	$(17.7)	$(204.9)
Depreciation and amortization	536.6	578.4
Interest expense, net	254.6	270.5
Income tax (benefit) expense	(3.0)	0.4
EBITDA	770.5	644.4

Integration costs (1)	70.7	40.2
Acquisition-related costs (2)	13.1	17.7
Equity-based compensation expense	13.4	8.8
Net gain on property dispositions, asset impairment and lease exit costs	(40.0)	(1.9)
LIFO expense	9.5	15.7
Fair value adjustments to contingent value rights	—	29.1
Miscellaneous adjustments (3)	(21.4)	17.7
Adjusted EBITDA	$815.8	$771.7
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions and expenses related to management fees paid in connection with acquisition and financing activities.
(3) Miscellaneous adjustments include the following:

	16 weeks ended
	June 16, 2018	June 17, 2017
Lease related adjustments (a)	$0.5	$6.2
Gain on sale of non-operating investments	(27.5)	—
Other (b)	5.6	11.5
Total other adjustments	$(21.4)	$17.7
(a) Primarily includes lease adjustments related to deferred rents, deferred gains on leases and costs incurred on acquired leased surplus properties.
(b) Primarily includes adjustments for unconsolidated equity investments and pension expense in excess of cash contributions.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	16 weeks ended
	June 16, 2018	June 17, 2017
Net cash provided by operating activities	$911.6	$654.3
Income tax (benefit) expense	(3.0)	0.4
Deferred income taxes	3.6	71.5
Interest expense, net	254.6	270.5
Changes in operating assets and liabilities	(416.3)	(258.3)
Amortization and write-off of deferred financing costs	(10.1)	(15.7)
Integration costs	70.7	40.2
Acquisition-related costs	13.1	17.7
Other adjustments	(8.4)	(8.9)
Adjusted EBITDA	815.8	771.7
Less: capital expenditures	(349.5)	(422.6)
Free Cash Flow	$466.3	$349.1

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 16, 2018	June 17, 2017
Cash and cash equivalents and restricted cash at end of period	$1,247.6	$1,092.4
Cash flows from operating activities	911.6	654.3
Cash flows from investing activities	(277.6)	(455.4)
Cash flows from financing activities	(67.2)	(335.6)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $911.6 million for the first quarter of fiscal 2018 compared to $654.3 million for the first quarter of fiscal 2017. The increase in cash flow from operations was primarily driven by increases in both operating income and Adjusted EBITDA in the first quarter of fiscal 2018 and changes in working capital, primarily related to accounts payable and inventory.
Net Cash Used In Investing Activities
Net cash used in investing activities was $277.6 million for the first quarter of fiscal 2018 compared to $455.4 million for the first quarter of fiscal 2017.
For the first quarter of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $349.5 million, partially offset by proceeds from the sale of assets of $37.3 million and $27.5 million related to the sale of a minority interest investment. Payments for property and equipment included the opening of two new stores, 24 remodels and continued investment in our digital and eCommerce technology.
Payments for property and equipment, including lease buyouts, of $422.6 million, and the acquisition of Medcart for $34.5 million comprised the primary cash used in investing activities for the first quarter of fiscal 2017.

In fiscal 2018, we expect to spend approximately $1.2 billion in capital expenditures, including $65.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2018 Capital Expenditures
Integration capital	$65.0
New stores and remodels	400.0
Maintenance	180.0
Supply chain	125.0
IT	150.0
Real estate and expansion capital	280.0
Total	$1,200.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $67.2 million during the first quarter of fiscal 2018 compared to $335.6 million during the first quarter of fiscal 2017.
Net cash used in financing activities during the first quarter of fiscal 2018 consisted primarily of payments on long-term debt and capital lease obligations of $45.2 million.
Net cash used in financing activities during the first quarter of fiscal 2017 consisted primarily of payments on long-term debt and capital lease obligations of $299.1 million.
Debt Management
As of June 16, 2018, we maintained a $4.0 billion senior secured asset-based loan facility (our "ABL Facility") that, unless extended, terminates on December 21, 2020. As of June 16, 2018, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.1 billion (net of letter of credit usage of $572.5 million). As of February 24, 2018, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.1 billion (net of letter of credit usage of $576.8 million).
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $3.75 billion to $4.25 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our transition services agreements with SUPERVALU INC. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale-leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See Note 1 - Basis of presentation and summary of significant accounting policies in our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of presentation and summary of significant accounting policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter ended June 16, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters, including but not limited to, legal proceedings related to the Rite Aid merger. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described in this Form 10-Q cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See the matters under the caption Legal Proceedings in Note 8 - Commitments and contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company’s exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018, under the heading "Risk Factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.
Item 6 - Exhibits

4.1 (a) Indenture, dated June 25, 2018, by and among Albertsons Companies, Inc., the Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent

12.1 Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - XBRL Instance Document

EXHIBIT 101.SCH - XBRL Taxonomy Extension Schema Document

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	July 25, 2018	By:	/s/ Robert G. Miller
Robert G. Miller
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Albertsons Companies, Inc. (Registrant)

Date:	July 25, 2018	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)