Form 10-Q
period 2018-09-08
Albertsons Companies, Inc.
filed 2018-10-18
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 8, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
As of October 18, 2018, the registrant had 277,882,010 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 8, 2018	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,661.9	$670.3
Receivables, net	527.9	615.3
Inventories, net	4,308.1	4,421.1
Other current assets	347.8	441.9
Total current assets	6,845.7	6,148.6

Property and equipment, net	10,256.9	10,770.3
Intangible assets, net	2,968.9	3,142.5
Goodwill	1,183.3	1,183.3
Other assets	562.0	567.6
TOTAL ASSETS	$21,816.8	$21,812.3

LIABILITIES
Current liabilities
Accounts payable	$2,948.2	$2,833.0
Accrued salaries and wages	1,041.0	984.1
Current maturities of long-term debt and capitalized lease obligations	436.5	168.2
Other current liabilities	1,048.3	1,044.3
Total current liabilities	5,474.0	5,029.6

Long-term debt and capitalized lease obligations	11,328.9	11,707.6
Deferred income taxes	507.2	579.9
Other long-term liabilities	3,144.1	3,097.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of September 8, 2018 and February 24, 2018, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 279,654,028 shares issued and outstanding as of September 8, 2018 and February 24, 2018, respectively	2.8	2.8
Additional paid-in capital	1,780.9	1,773.3
Accumulated other comprehensive income	192.2	191.1
Accumulated deficit	(613.3)	(569.0)
Total stockholders' equity	1,362.6	1,398.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,816.8	$21,812.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions)
(unaudited)

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Net sales and other revenue	$14,024.1	$13,831.7	$32,677.5	$32,291.7
Cost of sales	10,211.3	10,102.0	23,694.0	23,503.5
Gross profit	3,812.8	3,729.7	8,983.5	8,788.2

Selling and administrative expenses	3,681.4	3,807.2	8,659.0	8,783.3
Goodwill impairment	—	142.3	—	142.3
Operating income (loss)	131.4	(219.8)	324.5	(137.4)

Interest expense, net	194.9	214.8	449.5	485.3
Other (income) expense	(19.2)	(11.7)	(60.0)	4.7
Loss before income taxes	(44.3)	(422.9)	(65.0)	(627.4)

Income tax benefit	(11.9)	(67.7)	(14.9)	(67.3)
Net loss	$(32.4)	$(355.2)	$(50.1)	$(560.1)

Other comprehensive income (loss), net of tax
(Loss) gain on interest rate swaps	(4.8)	(1.2)	3.4	0.4
Recognition of pension (loss) gain	(0.5)	0.8	(1.1)	3.6
Foreign currency translation adjustment	—	2.8	(0.6)	25.9
Other	0.5	3.8	(0.6)	4.2
Other comprehensive income (loss)	$(4.8)	$6.2	1.1	34.1

Comprehensive loss	$(37.2)	$(349.0)	$(49.0)	$(526.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 8, 2018	September 9, 2017
Cash flows from operating activities:
Net loss	$(50.1)	$(560.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) loss on property dispositions, asset impairment and lease exit costs	(175.8)	51.3
Goodwill impairment	—	142.3
Depreciation and amortization	939.2	1,017.6
LIFO expense	12.9	23.6
Deferred income tax	(66.2)	(127.9)
Amortization and write-off of deferred financing costs	17.7	40.9
Equity-based compensation expense	25.6	18.1
Other	(29.6)	62.2
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	87.4	21.7
Inventories, net	100.1	22.4
Accounts payable, accrued salaries and wages and other accrued liabilities	213.0	79.8
Other operating assets and liabilities	117.1	80.8
Net cash provided by operating activities	1,191.3	872.7

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(34.5)
Payments for property, equipment and intangibles, including payments for lease buyouts	(631.2)	(752.6)
Proceeds from sale of assets	509.4	15.7
Other	33.6	17.0
Net cash used in investing activities	(88.2)	(754.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	750.0	40.0
Payments on long-term borrowings	(780.1)	(445.4)
Payments of obligations under capital leases	(51.6)	(56.0)
Member distribution	—	(250.0)
Other	(32.4)	(52.2)
Net cash used in financing activities	(114.1)	(763.6)

Net increase (decrease) in cash and cash equivalents and restricted cash	989.0	(645.3)
Cash and cash equivalents and restricted cash at beginning of period	680.8	1,229.1
Cash and cash equivalents and restricted cash at end of period	$1,669.8	$583.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2018 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 24, 2018, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 12 and 28 weeks ended September 8, 2018 and September 9, 2017.
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
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $7.9 million and $10.5 million of Restricted cash as of September 8, 2018 and February 24, 2018, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $3.4 million and $7.9 million for the 12 weeks ended September 8, 2018 and September 9, 2017, respectively and $12.9 million and $23.6 million for the 28 weeks ended September 8, 2018 and September 9, 2017, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of Phantom Units to certain employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC and KIM ACI, LLC, that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. Equity-based compensation expense recognized by the Company related to these plans was $12.2 million and $9.3 million for the 12 weeks ended September 8, 2018 and September 9, 2017, respectively. For the 28 weeks ended September 8, 2018 and September 9, 2017, equity-based compensation expense was $25.6 million and $18.1 million, respectively. The Company recorded an income tax benefit of $3.3 million and $1.9 million related to equity-based compensation for the 12 weeks ended

September 8, 2018 and September 9, 2017, respectively. For the 28 weeks ended September 8, 2018 and September 9, 2017, the Company recorded an income tax benefit of $6.9 million and $3.7 million, respectively. As of September 8, 2018, there was $33.9 million of unrecognized costs related to 1.4 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 0.9 years.

On June 30, 2017, the Company’s predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders, which resulted in a modification of certain vested awards. As a result of the modification, equity-based compensation expense recognized for the 12 weeks ended September 9, 2017 includes $2.4 million of additional expense.

Income taxes: Income tax benefit was $11.9 million, or 26.8%, and $67.7 million, or 16.0%, of loss before income taxes for the 12 weeks ended September 8, 2018 and September 9, 2017, respectively. Income tax benefit was $14.9 million, or 22.9%, and $67.3 million, or 10.7%, of loss before income taxes for the 28 weeks ended September 8, 2018 and September 9, 2017, respectively. The increase in effective tax rate for the 28 weeks ended September 8, 2018 compared to the 28 weeks ended September 9, 2017 was primarily the result of the Company's corporate reorganization in the fourth quarter of fiscal 2017. Prior to the fourth quarter of fiscal 2017, the Company was organized as a limited liability company and conducted its operations primarily through limited liability companies and Subchapter C corporations. As such, the Company's effective tax rate in prior periods was largely driven by the mix of pre-tax income or loss between its taxable and nontaxable entities.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act") into law, which enacted significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the date of enactment. The Tax Act was effective in the fourth quarter of fiscal 2017, during which the Company recorded a provisional tax benefit of $430.4 million. The Company did not record any material adjustments to the provisional tax benefit during the 28 weeks ended September 8, 2018. As of September 8, 2018, the Company had not completed its accounting for the Tax Act. The Company continues to analyze the Tax Act and refine its calculations, which could impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through eCommerce channels. The Company's operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors. All of the Company's retail operations are domestic.

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third party receivables from pharmacy sales were $205.0 million and $205.5 million as of September 8, 2018 and February 24, 2018, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily includes home delivery, "Drive Up and Go" stores and Plated meal kit delivery, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $43.7 million as of September 8, 2018 and $55.6 million as of February 24, 2018. Breakage amounts were immaterial for the 12 and 28 weeks ended September 8, 2018 and September 9, 2017, respectively.
Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				28 weeks ended
	September 8, 2018		September 9, 2017		September 8, 2018		September 9, 2017
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$6,089.8	43.4%	$6,217.2	44.9%	$14,153.1	43.3%	$14,410.5	44.7%
Perishables (3)	5,775.5	41.2%	5,595.1	40.5%	13,502.6	41.3%	13,158.7	40.7%
Pharmacy	1,125.3	8.0%	1,136.7	8.2%	2,652.5	8.1%	2,671.1	8.3%
Fuel	856.0	6.1%	715.7	5.2%	1,954.1	6.0%	1,659.7	5.1%
Other (4)	177.5	1.3%	167.0	1.2%	415.2	1.3%	391.7	1.2%
Net sales and other revenue	$14,024.1	100.0%	$13,831.7	100.0%	$32,677.5	100.0%	$32,291.7	100.0%

(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component. For the 12 and 28 weeks ended September 9, 2017, the Company reclassified $6.0 million and $14.2 million, respectively, of non-service pension and post-retirement cost components to Other (income) expense from Selling and administrative expenses.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash (Topic 230)". The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. The new guidance requires that restricted cash be added to Cash and cash equivalents when reconciling the beginning and ending amounts on the Condensed Consolidated Statements of Cash Flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the Condensed Consolidated Balance Sheets to reconcile those amounts to the Condensed Consolidated Statements of Cash Flows. For the 28 weeks ended September 9, 2017, the adoption of this standard resulted in a decrease to Net cash used in investing activities and an increase to Net increase (decrease) in cash and cash equivalents and restricted cash of $1.7 million. The following table provides a reconciliation of the amount of Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets to the total of Cash and cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 8, 2018	September 9, 2017
Cash and cash equivalents	$1,661.9	$572.2
Restricted cash	7.9	11.6
Cash and cash equivalents and restricted cash	$1,669.8	$583.8

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)". The new guidance more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity’s hedging strategies. The Company elected to early adopt this ASU beginning the first day of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)". The ASU is intended to improve the recognition and measurement of financial instruments. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company elected to early adopt this ASU in the second quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

NOTE 2 - ACQUISITIONS

Termination of Merger Agreement with Rite Aid

As previously disclosed, on February 18, 2018, the Company and its wholly-owned subsidiaries, Ranch Acquisition II LLC and Ranch Acquisition Corp. (together with Ranch Acquisition II LLC, "Merger Subs") and Rite Aid Corporation ("Rite Aid") entered into an Agreement and Plan of Merger (the "Merger Agreement"). On August 8, 2018, the Company, Merger Subs and Rite Aid entered into a Termination Agreement (the "Termination Agreement") under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. Under the terms of the Merger Agreement, neither the Company nor Rite Aid will be responsible for any payments to the other party as a result of the termination of the Merger Agreement.

In addition, as result of the above termination, that certain Second Amended & Restated Commitment Letter, dated May 8, 2018, by and among the Company, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA and the other commitment parties thereto terminated automatically pursuant to its terms.

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of September 8, 2018 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$1,055.0	$1,055.0	$—	$—
Short-term investments (1)	24.1	22.1	2.0	—
Non-current investments (2)	98.2	45.5	52.7	—
Total	$1,177.3	$1,122.6	$54.7	$—

Liabilities:
Derivative contracts (3)	$1.1	$—	$1.1	$—
Contingent consideration (4)	49.3	—	—	49.3
Total	$50.4	$—	$1.1	$49.3
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

A reconciliation of the beginning and ending balances for Level 3 liabilities follows (in millions):

Contingent Consideration
September 8, 2018
Beginning balance	$60.0
Change in fair value	(10.0)
Payments	(0.7)
Ending balance	$49.3

The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 8, 2018, the fair value of total debt was $10,788.8 million compared to the carrying value of $11,248.5 million, excluding debt discounts and deferred financing costs. As of February 24, 2018, the fair value of total debt was $10,603.4 million compared to the carrying value of $11,340.5 million, excluding debt discounts and deferred financing costs.
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
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income are reclassified as an adjustment to Interest expense, net. The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both September 8, 2018 and February 24, 2018 were $3,110.0 million, of which $3,052.0 million are designated as cash flow hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

On June 20, 2018, the Company entered into two new interest rate swap agreements with notional amounts of $339.0 million and $254.0 million, with an effective date of March 2019 and maturing in March 2023. These swaps hedge against variability in cash flows relating to interest payments on the Company’s outstanding variable rate debt. Accordingly, the interest rate swaps will be designated as cash flow hedges as defined by GAAP.

As of September 8, 2018, and February 24, 2018, the fair value of the cash flow interest rate swap liability was $1.6 million and $13.0 million, respectively, and was recorded in Other current liabilities.

Activity related to the Company’s derivative instruments designated as cash flow hedges consisted of the following (in millions):

	Amount of loss recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended September 8, 2018	12 weeks ended September 9, 2017	Location of income recognized from derivatives
Designated interest rate swaps	$(4.8)	$(1.2)	Other comprehensive income (loss), net of tax

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	28 weeks ended September 8, 2018	28 weeks ended September 9, 2017	Location of income recognized from derivatives
Designated interest rate swaps	$3.4	$0.4	Other comprehensive income (loss), net of tax

Activity related to the Company’s derivative instruments not designated as hedging instruments was immaterial during the 12 and 28 weeks ended September 8, 2018 and September 9, 2017, respectively.

NOTE 5 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of September 8, 2018 and February 24, 2018, net of unamortized debt discounts of $230.2 million and $249.6 million, respectively, and deferred financing costs of $71.4 million and $79.7 million, respectively, consisted of the following (in millions):

	September 8, 2018	February 24, 2018
Albertsons Term Loans due 2021 to 2023, interest rate range of 4.32% to 5.34%	$5,596.0	$5,610.7
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,477.9	2,476.1
NALP Notes due 2027 to 2031, interest rate range of 6.52% to 8.70%	1,406.5	1,393.9
Safeway Notes due 2019 to 2031, interest rate range of 3.95% to 7.45%	1,266.8	1,266.9
Other Notes Payable, unsecured	180.6	242.7
Mortgage Notes Payable, secured	19.1	20.9
Total debt	10,946.9	11,011.2
Less current maturities	(332.4)	(66.1)
Long-term portion	$10,614.5	$10,945.1

The Company's term loans (the "Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 28 weeks ended September 8, 2018.
Asset-Based Loan Facility

As of September 8, 2018 and February 24, 2018, there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $547.6 million and $576.8 million, respectively.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $818.5 million and $864.6 million as of September 8, 2018 and February 24, 2018, respectively. Current maturities of capitalized lease obligations were $104.1 million and $102.1 million and long-term maturities were $714.4 million and $762.5 million as of September 8, 2018 and February 24, 2018, respectively.

Merger Related Financing

On June 25, 2018 the Company issued $750.0 million in aggregate principal amount of floating rate senior secured notes (the "Floating Rate Notes") at an issue price of 99.5%. As a result of the Termination Agreement with Rite Aid on August 8, 2018, the Company redeemed all of the Floating Rate Notes at a redemption price equal to 99.5% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Estimated return on plan assets	$(26.0)	$(27.6)	$—	$—
Service cost	12.1	11.5	0.2	0.2
Interest cost	19.8	20.4	0.1	0.2
Amortization of prior service cost	—	—	0.9	0.9
Amortization of net actuarial (gain) loss	(1.5)	0.1	—	—
Net expense	$4.4	$4.4	$1.2	$1.3

	28 weeks ended
	Pension		Other post-retirement benefits
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Estimated return on plan assets	$(60.6)	$(64.4)	$—	$—
Service cost	28.2	26.8	0.5	0.5
Interest cost	46.2	47.5	0.3	0.5
Amortization of prior service cost	—	0.1	2.0	2.0
Amortization of net actuarial (gain) loss	(3.4)	0.2	(0.1)	—
Net expense	$10.4	$10.2	$2.7	$3.0

The Company contributed $5.0 million and $10.5 million to its defined benefit pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 8, 2018, respectively. For the 12 and 28 weeks ended September 9, 2017, the Company contributed $4.3 million and $6.4 million to its defined benefit pension plans and post-retirement benefit plans, respectively. The Company's funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. On September 14, 2018, subsequent to the end of the second quarter, the Company contributed $184.3 million to its defined benefit pension plans, which included $150.0 million of additional discretionary contributions to reduce the Pension Benefit Guaranty Corporation premium costs and improve the overall funded status of the plan. The Company currently anticipates contributing an additional $4.6 million to these plans for the remainder of fiscal 2018.

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
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Directors. Total contributions expensed for these plans were $6.5 million and $9.6 million for the 12 weeks ended September 8, 2018 and September 9, 2017, respectively. For the 28 weeks ended September 8, 2018 and September 9, 2017, total contributions expensed were $20.5 million and $23.2 million, respectively.

NOTE 7 - RELATED PARTIES AND OTHER RELATIONSHIPS
Contractual Agreements with SuperValu
On October 17, 2017, the Company exercised its right to terminate the Transition Services Agreements ("TSAs") with SUPERVALU INC. ("SuperValu"). The Company's TSAs will terminate during the third quarter of fiscal 2018, subject to certain exceptions, including wind down support through the end of April 2019.
Summary of SuperValu activity

Activities with SuperValu that are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in millions):

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Supply agreements included in Cost of sales	$397.3	$400.3	$876.6	$908.9
Selling and administrative expenses	15.2	29.6	42.0	72.6
Total	$412.5	$429.9	$918.6	$981.5

NOTE 8 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on semi-annual filings of an actuarial study reflecting liabilities as of and June 30 and December 31 of each year reduced by claim closures and settlements. The related LOC was $183.0 million and $205.6 million as of September 8, 2018 and February 24, 2018, respectively.

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
Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

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

Litigation Related to the Rite Aid Merger: On April 24, 2018, Mel Aklile, a Rite Aid stockholder, (the "Plaintiff") brought a putative class action in Delaware Chancery Court against Rite Aid, the Company, certain of the Company's subsidiaries and each of the Rite Aid directors, Del. C.A. No. 2018-0305-AGB. The complaint alleged that Rite Aid stockholders had appraisal rights under Section 262 of the Delaware General Corporate Law ("DGCL"). The defendants opposed the Plaintiff's claims on the ground that Rite Aid stockholders had no right of appraisal under the DGCL because they had a right to receive all stock consideration as described in the proxy statement/prospectus filed by the Company on April 6, 2018. On May 7, 2018, the Chancery Court held a hearing on the Plaintiff's motion to expedite, finding that the Plaintiff failed to assert a colorable claim of relief. On May 16, 2018, the defendants filed motions to dismiss the Plaintiff's complaint. On August 8, 2018, while defendants' motions to dismiss were still pending and before any putative class had been certified, the Company and Rite Aid mutually agreed to terminate the proposed transaction thereby mooting the Plaintiff's claims. As a result, Mr. Aklile and defendants stipulated to the dismissal action with prejudice and with each party agreeing to bear its own fees and expenses, which the Chancery Court granted on August 14, 2018.

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

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. The Company is currently unable to estimate the range of loss, if any, that may result from these matters. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. On December 12, 2017, the Court in Terraza denied in part and granted in part a motion to dismiss brought by co-defendant Aon Hewitt. Fact discovery closed on April 22, 2018, and expert discovery closed on June 8, 2018. The parties filed summary judgment motions on June 28, 2018 which were heard and taken under submission on August 16, 2018. Bench trials for both matters had been set for October 22, 2018, but the judge recently motioned to reschedule both trials to May 6, 2019. Because the question of liability, if any, is uncertain, the Company is currently unable to estimate a range of reasonably possible loss, if any, that may result from these matters

False Claims Act: Three qui tam actions have been filed against the Company under the False Claims Act. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc. ("Albertsons"), et al, the relators allege that defendants (including various Albertsons subsidiaries) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. Both sides have moved for summary judgment, and motions are pending before the court. Trial is set for December 3, 2018. In United States ex rel. Proctor v. Safeway, the relator alleges that Safeway submitted fraudulent, inflated pricing information to government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Relators filed an amended complaint, and Safeway’s motion to dismiss the amended complaint was denied. Discovery is ongoing, and trial is currently set for March 4, 2019. In United States ex rel. Zelickowski v. Albertsons LLC, relators alleges that Albertsons overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in Albertsons’ discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. Albertsons filed a motion to dismiss the case in August 2018, which is now fully briefed and pending before the court. The government previously investigated the relators' allegations in each of the cases and declined to intervene in any of the cases. Relators elected to pursue their respective cases on their own, and the Company is vigorously defending each of those matters. At this stage of each case's proceedings the Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, if the outcome of any of them should be unfavorable.

Alaska Attorney General's Investigation: Recently, pharmaceutical manufacturers, wholesale distributors and retailers have faced intense scrutiny and, in some cases, investigations and litigation relating to the distribution of prescription opioid pain medications. On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska’s Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The Company has been cooperating with the Alaska Attorney General in this investigation. The Company does not currently have a basis to believe it has violated Alaska’s Unfair Trade Practices and Consumer Act. However, due to the early stages of the investigation, the Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, if any.
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

NOTE 9 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to the stockholders. Generally, for the Company, total comprehensive income or loss equals net income plus or minus adjustments for pension and other post-retirement liabilities, interest rate swaps and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 8, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive income (loss) before reclassifications	2.2	2.9	—	(0.7)	—
Amounts reclassified from accumulated other comprehensive income	(0.5)	1.7	(1.5)	—	(0.7)
Tax (expense) benefit	(0.6)	(1.2)	0.4	0.1	0.1
Current-period other comprehensive income (loss), net	1.1	3.4	(1.1)	(0.6)	(0.6)
Ending balance	$192.2	$22.3	$170.8	$(1.7)	$0.8

	28 weeks ended September 9, 2017
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7
Other comprehensive income (loss) before reclassifications	34.1	(22.4)	2.1	42.8	11.6
Amounts reclassified from accumulated other comprehensive income	17.9	20.9	2.0	—	(5.0)
Tax (expense) benefit	(17.9)	1.9	(0.5)	(16.9)	(2.4)
Current-period other comprehensive income, net	34.1	0.4	3.6	25.9	4.2
Ending balance	$21.3	$(27.7)	$83.3	$(40.2)	$5.9

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

OVERVIEW
As of September 8, 2018, we operated 2,291 stores, 1,754 pharmacies and 396 adjacent fuel centers under 20 well-known banners across 35 states and the District of Columbia. In addition to our retail footprint, we continue to roll out unique options for our customers as we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales, "Drive Up and Go" stores and Plated meal kit delivery.

Second Quarter of Fiscal 2018 Highlights

•	Positive identical sales of 1.0%

•	Adjusted EBITDA increased 13.1% to $548.6 million

•	eCommerce sales growth of 113%

•	Own Brands sales penetration increased 44 basis points to 25.0%

•	Store conversions related to the Safeway integration are fully complete

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Stores, beginning of period	2,300	2,329	2,318	2,324
Acquired	—	—	—	5
Opened	1	7	3	12
Closed	(10)	(8)	(30)	(13)
Stores, end of period	2,291	2,328	2,291	2,328
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Less than 30,000	209	215	9.1%	9.2%	4.9	5.0
30,000 to 50,000	799	816	34.9%	35.1%	33.5	34.2
More than 50,000	1,283	1,297	56.0%	55.7%	75.8	76.6
Total Stores	2,291	2,328	100.0%	100.0%	114.2	115.8
(1) In millions, reflects total square footage of retail stores operating at the end of the quarter.

RESULTS OF OPERATIONS
Comparison of 12 and 28 weeks ended September 8, 2018 to 12 and 28 weeks ended September 9, 2017:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2018 ("second quarter of fiscal 2018" and "first 28 weeks of fiscal 2018") and 12 and 28 weeks ended September 9, 2017 ("second quarter of fiscal 2017" and "first 28 weeks of fiscal 2017"). As of September 8, 2018 and September 9, 2017, we operated 2,291 and 2,328 stores, respectively.

	12 weeks ended
	September 8, 2018	% of Sales	September 9, 2017	% of Sales
Net sales and other revenue	$14,024.1	100.0%	$13,831.7	100.0%
Cost of sales	10,211.3	72.8%	10,102.0	73.0%
Gross profit	3,812.8	27.2%	3,729.7	27.0%
Selling and administrative expenses	3,681.4	26.3%	3,807.2	27.5%
Goodwill impairment	—	—%	142.3	1.0%
Operating income (loss)	131.4	0.9%	(219.8)	(1.5)%
Interest expense, net	194.9	1.4%	214.8	1.6%
Other income	(19.2)	(0.1)%	(11.7)	—%
Loss before income taxes	(44.3)	(0.4)%	(422.9)	(3.1)%
Income tax benefit	(11.9)	(0.1)%	(67.7)	(0.5)%
Net loss	$(32.4)	(0.3)%	$(355.2)	(2.6)%

	28 weeks ended
	September 8, 2018	% of Sales	September 9, 2017	% of Sales
Net sales and other revenue	$32,677.5	100.0%	$32,291.7	100.0%
Cost of sales	23,694.0	72.5%	23,503.5	72.8%
Gross profit	8,983.5	27.5%	8,788.2	27.2%
Selling and administrative expenses	8,659.0	26.5%	8,783.3	27.2%
Goodwill impairment	—	—%	142.3	0.4%
Operating income (loss)	324.5	1.0%	(137.4)	(0.4)%
Interest expense, net	449.5	1.4%	485.3	1.5%
Other (income) expense	(60.0)	(0.2)%	4.7	0.1%
Loss before income taxes	(65.0)	(0.2)%	(627.4)	(2.0)%
Income tax benefit	(14.9)	—%	(67.3)	(0.2)%
Net loss	$(50.1)	(0.2)%	$(560.1)	(1.8)%

Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 8, 2018 and the 12 and 28 weeks ended September 9, 2017, respectively, were:

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Identical sales, excluding fuel	1.0%	(1.8)%	0.5%	(2.0)%
Net Sales and Other Revenue
Net sales and other revenue increased 1.4% to $14,024.1 million for the second quarter of fiscal 2018 from $13,831.7 million for the second quarter of fiscal 2017. The increase in Net sales and other revenue was primarily driven by an increase in fuel sales of $140.3 million and our 1.0% increase in identical sales, partially offset by a reduction in sales related to the closure of 30 stores in the first and second quarters of fiscal 2018.
Net sales and other revenue increased 1.2% to $32,677.5 million for the first 28 weeks of fiscal 2018 from $32,291.7 million for the first 28 weeks of fiscal 2017. The increase in Net sales and other revenue was primarily driven by an increase in fuel sales of $294.4 million and our 0.5% increase in identical sales, partially offset by a reduction in sales related to the closure of 30 stores in the first and second quarters of fiscal 2018.
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
Gross profit margin increased to 27.2% for the second quarter of fiscal 2018 compared to 27.0% for the second quarter of fiscal 2017. Excluding the impact of fuel, gross profit margin increased 40 basis points. The increase in gross profit margin was primarily attributable to lower advertising costs and lower shrink expense as a percentage of sales compared to the second quarter of fiscal 2017.
Gross profit margin increased to 27.5% for the first 28 weeks of fiscal 2018 compared to 27.2% for the first 28 weeks of fiscal 2017. Excluding the impact of fuel, gross profit margin increased 50 basis points. The increase in gross profit margin was primarily attributable to lower advertising costs, lower shrink expense as a percentage of sales and improved product mix compared to the first 28 weeks of fiscal 2017.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 26.3% of Net sales and other revenue for the second quarter of fiscal 2018 compared to 27.5% of Net sales and other revenue for the second quarter of fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 110 basis points during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The decrease in Selling and administrative expenses was primarily attributable to gains related to property dispositions in the second quarter of fiscal 2018, impairment charges related to underperforming stores in the second quarter of fiscal 2017 and the realization of the Company's cost reduction initiatives, partially offset by higher acquisition and integration costs as a result of converting 219 stores in the second quarter of fiscal 2018 compared to 82 stores in the second quarter of fiscal 2017 and third party costs related to the proposed merger with Rite Aid Corporation that was mutually terminated.
Selling and administrative expenses decreased to 26.5% of Net sales and other revenue for the first 28 weeks of fiscal 2018 compared to 27.2% of Net sales and other revenue for the first 28 weeks of fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 50 basis points during the first 28 weeks of fiscal 2018 compared to the first 28 weeks of fiscal 2017. The decrease in Selling and administrative expenses was primarily attributable to gains related to property dispositions in the first 28 weeks of fiscal 2018 and impairment charges related to underperforming stores in the first 28 weeks of fiscal 2017, lower depreciation and amortization expense, and the realization of the Company's cost reduction initiatives, partially offset by higher acquisition and integration costs in the first 28 weeks of fiscal 2018 compared to the first 28 weeks of fiscal 2017.
Goodwill Impairment
No goodwill impairment was recorded for the second quarter of fiscal 2018 and the first 28 weeks of fiscal 2018, compared to goodwill impairment of $142.3 million in the second quarter of fiscal 2017 and the first 28 weeks of fiscal 2017.
Interest Expense, Net
For the second quarter of fiscal 2018, Interest expense, net, was $194.9 million compared to $214.8 million for the second quarter of fiscal 2017. For the first 28 weeks of fiscal 2018, Interest expense, net, was $449.5 million compared to $485.3 million for the first 28 weeks of fiscal 2017. The decrease in interest expense in both the second quarter of fiscal 2018 and first 28 weeks of fiscal 2018 was primarily driven by the write-off of deferred financing costs in the first 28 weeks of fiscal 2017, which relate to the Company's refinancing transactions in fiscal 2017.
Other (Income) Expense

For the second quarter of fiscal 2018, Other income was $19.2 million compared to other income of $11.7 million for the second quarter of fiscal 2017. For the first 28 weeks of fiscal 2018, other income was $60.0 million compared to other expense of $4.7 million for the first 28 weeks of fiscal 2017. Other income during the second quarter of fiscal 2018 and first 28 weeks of fiscal 2018 is primarily driven by gains related to non-operating investments, non-service cost components of net pension and post-retirement expense and adjustments related to contingent consideration. Other (income) expense during the second quarter of fiscal 2017 and first 28 weeks of fiscal 2017 was primarily driven by changes in the fair value of the contingent value rights ("CVRs") related to the Safeway acquisition, equity in the earnings of Casa Ley, S.A. de C.V., non-service cost components of net pension and post-retirement expense and gains and losses on the sale of investments.

Income Taxes
Income tax benefit was $11.9 million, or 26.8%, and $67.7 million, or 16.0%, of loss before income taxes for the second quarter of fiscal 2018 and the second quarter of fiscal 2017, respectively. Income tax benefit was $14.9 million, or 22.9%, and $67.3 million, or 10.7%, of loss before income taxes for the first 28 weeks of fiscal 2018 and first 28 weeks of fiscal 2017, respectively. The increase in effective tax rate for the 12 and 28 weeks ended September 8, 2018 compared to the 12 and 28 weeks ended September 9, 2017 was primarily the result of our corporate reorganization in the fourth quarter of fiscal 2017. Prior to the fourth quarter of fiscal 2017, we were organized as a limited liability company and conducted our operations primarily through limited liability companies and Subchapter C corporations. As such, our effective tax rate in prior periods was largely driven by the mix of pre-tax income or loss between our taxable and nontaxable entities.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law, which enacted significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. As a result, we expect our effective tax rate to be approximately 25% to 27% during fiscal 2018, excluding one-time asset sales and discrete items.

Adjusted EBITDA and Free Cash Flow
For the second quarter of fiscal 2018, Adjusted EBITDA was $548.6 million, or 3.9% of Net sales and other revenue, compared to $485.2 million, or 3.5% of Net sales and other revenue, for the second quarter of fiscal 2017. For the first 28 weeks of fiscal 2018, Adjusted EBITDA was $1,364.4 million, or 4.2% of Net sales and other revenue, compared to $1,256.9 million, or 3.9% of Net sales and other revenue, for the first 28 weeks of fiscal 2017. The increase in Adjusted EBITDA primarily reflects increases in sales, improved gross profit margin and the realization of cost reduction initiatives.
The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Net loss	$(32.4)	$(355.2)	$(50.1)	$(560.1)
Depreciation and amortization	402.6	439.2	939.2	1,017.6
Interest expense, net	194.9	214.8	449.5	485.3
Income tax benefit	(11.9)	(67.7)	(14.9)	(67.3)
EBITDA	553.2	231.1	1,323.7	875.5

Integration costs (1)	64.2	33.2	134.9	73.4
Acquisition-related costs (2)	44.4	9.0	57.5	26.7
Equity-based compensation expense	12.2	9.3	25.6	18.1
Net (gain) loss on property dispositions, asset impairment and lease exit costs	(135.8)	53.2	(175.8)	51.3
Goodwill impairment	—	142.3	—	142.3
LIFO expense	3.4	7.9	12.9	23.6
Miscellaneous adjustments (3)	7.0	(0.8)	(14.4)	46.0
Adjusted EBITDA	$548.6	$485.2	$1,364.4	$1,256.9
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation) and expenses related to management fees paid in connection with acquisition and financing activities.
(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Lease related adjustments (a)	$3.4	$2.9	$3.9	$9.1
Gain on sale of non-operating investments	—	(5.1)	(27.5)	(5.1)
Changes in our equity method investment in Casa Ley and related CVR adjustments	—	0.8	—	25.3
Other (b)	3.6	0.6	9.2	16.7
Total other adjustments	$7.0	$(0.8)	$(14.4)	$46.0
(a) Primarily includes lease adjustments related to deferred rents, deferred gains on leases and costs incurred on acquired leased surplus properties.
(b) Primarily includes adjustments for unconsolidated equity investments.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	28 weeks ended
	September 8, 2018	September 9, 2017
Net cash provided by operating activities	$1,191.3	$872.7
Income tax benefit	(14.9)	(67.3)
Deferred income taxes	66.2	127.9
Interest expense, net	449.5	485.3
Changes in operating assets and liabilities	(517.6)	(204.7)
Amortization and write-off of deferred financing costs	(17.7)	(40.9)
Integration costs	134.9	73.4
Acquisition-related costs	57.5	26.7
Other adjustments	15.2	(16.2)
Adjusted EBITDA	1,364.4	1,256.9
Less: capital expenditures	(631.2)	(752.6)
Free Cash Flow	$733.2	$504.3

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 8, 2018	September 9, 2017
Cash and cash equivalents and restricted cash at end of period	$1,669.8	$583.8
Cash flows from operating activities	1,191.3	872.7
Cash flows from investing activities	(88.2)	(754.4)
Cash flows from financing activities	(114.1)	(763.6)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1,191.3 million for the first 28 weeks of fiscal 2018 compared to $872.7 million for the first 28 weeks of fiscal 2017. The increase in cash flow from operations was driven by improvements in operating results in the first 28 weeks of fiscal 2018 and changes in working capital, primarily related to accounts payable and inventory.

Net Cash Used In Investing Activities
Net cash used in investing activities was $88.2 million for the first 28 weeks of fiscal 2018 compared to $754.4 million for the first 28 weeks of fiscal 2017.
For the first 28 weeks of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $631.2 million, partially offset by proceeds from the sale of assets of $509.4 million. Payments for property and equipment included the opening of three new stores, 59 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets included the sale and leaseback of two distribution centers for approximately $290 million, net of closing costs during the second quarter of fiscal 2018.
Payments for property and equipment, including lease buyouts, of $752.6 million, and the acquisition of Medcart for $34.5 million comprised the primary cash used in investing activities for the first 28 weeks of fiscal 2017.
In fiscal 2018, we expect to spend approximately $1.4 billion in capital expenditures, including $75.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2018 Capital Expenditures
Integration capital	$75.0
New stores and remodels	450.0
Maintenance	200.0
Supply chain	200.0
IT	200.0
Real estate and expansion capital	275.0
Total	$1,400.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $114.1 million during the first 28 weeks of fiscal 2018 compared to $763.6 million during the first 28 weeks of fiscal 2017.
Net cash used in financing activities during the first 28 weeks of fiscal 2018 consisted primarily of payments on long-term debt and capital lease obligations of $831.7 million, partially offset by proceeds from the issuance of long-term debt of $750.0 million. Proceeds from the issuance of long-term debt and payments of long-term debt principally consisted of the issuance and subsequent redemption of the floating rate senior secured notes as a result of the mutual termination of the Rite Aid Corporation merger agreement.
Net cash used in financing activities during the first 28 weeks of fiscal 2017 consisted primarily of payments on long-term debt and capital lease obligations of $501.4 million and a member distribution of $250.0 million.
Debt Management
As of September 8, 2018, we maintained a $4.0 billion senior secured asset-based loan facility (our "ABL Facility") that, unless extended, terminates on December 21, 2020. As of September 8, 2018, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.2 billion (net of letter of credit usage of $547.6 million). As of February 24, 2018, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.1 billion (net of letter of credit usage of $576.8 million).
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our transition services agreements. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale-leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

On September 14, 2018, subsequent to the end of the second quarter, the Company contributed $184.3 million to its defined benefit pension plans, which included $150.0 million of additional discretionary contributions. The discretionary contribution will reduce the Pension Benefit Guaranty Corporation premium costs, improve the overall funded status of the plan and significantly reduce future required minimum contributions during the next three fiscal years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 for discussion of our significant accounting policies.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter ended September 8, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described in this Form 10-Q cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See the matters under the caption Legal Proceedings in Note 8 - Commitments and contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 under the heading "Risk Factors" with the exception of the elimination of risk factors related to the Rite Aid merger, which was terminated on August 8, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

On September 12, 2018, the Company announced the appointment of James L. Donald, as the Company's Chief Executive Officer and President, effective September 11, 2018. Mr. Donald succeeded Robert G. Miller, who continues to serve as Chairman of ACI.

The Company and Mr. Donald have entered into an employment contract reflecting his appointment as President and Chief Executive Officer, which is furnished herewith. There are no arrangements or understandings with any person pursuant to which Mr. Donald was appointed Chief Executive Officer of the Company. There are no family relationships between Mr. Donald and any director or executive officer of the Company, and he is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Miller will continue to receive payments and benefits as provided under and subject to the conditions set forth in his existing employment agreement with the Company.

Item 6 - Exhibits

2.1(a) Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.

4.1 (b) Indenture, dated June 25, 2018, by and among Albertsons Companies, Inc., the Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent

10.1 Letter Agreement, dated October 18, 2018, by and among Albertsons Companies, Inc. and James L. Donald

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

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 9, 2018 and incorporated herein by reference.
(b) Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	October 18, 2018	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer and President (Principal Executive Officer)

Albertsons Companies, Inc. (Registrant)

Date:	October 18, 2018	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)