Form 10-Q
period 2018-12-01
Albertsons Companies, Inc.
filed 2019-01-15
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of January 14, 2019, the registrant had 277,882,010 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	December 1, 2018	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$462.6	$670.3
Receivables, net	566.9	615.3
Inventories, net	4,639.5	4,421.1
Other current assets	443.6	441.9
Total current assets	6,112.6	6,148.6

Property and equipment, net	10,143.3	10,770.3
Intangible assets, net	2,893.3	3,142.5
Goodwill	1,183.3	1,183.3
Other assets	649.2	567.6
TOTAL ASSETS	$20,981.7	$21,812.3

LIABILITIES
Current liabilities
Accounts payable	$3,119.2	$2,833.0
Accrued salaries and wages	1,020.6	984.1
Current maturities of long-term debt and capitalized lease obligations	412.6	168.2
Other current liabilities	988.3	1,044.3
Total current liabilities	5,540.7	5,029.6

Long-term debt and capitalized lease obligations	10,565.3	11,707.6
Deferred income taxes	595.0	579.9
Other long-term liabilities	2,890.6	3,097.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of December 1, 2018 and February 24, 2018, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized and 277,882,010 shares issued and outstanding as of December 1, 2018, and 1,000,000,000 shares authorized and 279,654,028 shares issued and outstanding as of February 24, 2018	2.8	2.8
Additional paid-in capital	1,788.7	1,773.3
Treasury stock, at cost, 1,772,018 and no shares held as of December 1, 2018 and February 24, 2018, respectively	(25.8)	—
Accumulated other comprehensive income	192.1	191.1
Accumulated deficit	(567.7)	(569.0)
Total stockholders' equity	1,390.1	1,398.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,981.7	$21,812.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)
(unaudited)

	12 weeks ended		40 weeks ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net sales and other revenue	$13,840.4	$13,599.2	$46,517.9	$45,890.9
Cost of sales	9,988.0	9,974.6	33,682.0	33,478.1
Gross profit	3,852.4	3,624.6	12,835.9	12,412.8

Selling and administrative expenses	3,678.0	3,725.7	12,337.0	12,509.0
Goodwill impairment	—	—	—	142.3
Operating income (loss)	174.4	(101.1)	498.9	(238.5)

Interest expense, net	213.0	193.9	662.5	679.2
Loss (gain) on debt extinguishment	9.5	(5.0)	9.5	(5.0)
Other (income) expense	(28.3)	15.4	(88.3)	20.1
Loss before income taxes	(19.8)	(305.4)	(84.8)	(932.8)

Income tax benefit	(65.4)	(523.5)	(80.3)	(590.8)
Net income (loss)	$45.6	$218.1	$(4.5)	$(342.0)

Other comprehensive income (loss), net of tax
Gain on interest rate swaps	0.9	22.2	4.3	22.6
Recognition of pension (loss) gain	(0.5)	2.4	(1.6)	6.0
Foreign currency translation adjustment	0.3	(11.6)	(0.3)	14.3
Other	(0.8)	(7.8)	(1.4)	(3.6)
Other comprehensive income (loss)	$(0.1)	$5.2	1.0	39.3

Comprehensive income (loss)	$45.5	$223.3	$(3.5)	$(302.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 1, 2018	December 2, 2017
Cash flows from operating activities:
Net loss	$(4.5)	$(342.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) loss on property dispositions, asset impairment and lease exit costs	(163.7)	66.8
Goodwill impairment	—	142.3
Depreciation and amortization	1,340.8	1,462.0
LIFO expense	15.7	24.0
Deferred income tax	(135.2)	(629.7)
Contributions to pension and post-retirement benefit plans, net of expense	(178.2)	(0.9)
Amortization and write-off of deferred financing costs	38.3	48.5
Loss (gain) on debt extinguishment	9.5	(5.0)
Equity-based compensation expense	35.5	24.6
Other	(35.9)	93.0
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	47.1	29.7
Inventories, net	(234.0)	(278.9)
Accounts payable, accrued salaries and wages and other accrued liabilities	347.4	159.6
Other operating assets and liabilities	(13.7)	(83.4)
Net cash provided by operating activities	1,069.1	710.6

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(148.8)
Payments for property, equipment and intangibles, including payments for lease buyouts	(916.9)	(1,062.7)
Proceeds from sale of assets	529.3	652.6
Other	27.0	(55.5)
Net cash used in investing activities	(360.6)	(614.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,365.8	290.0
Payments on long-term borrowings	(2,113.8)	(830.6)
Payments of obligations under capital leases	(74.5)	(82.8)
Payments for debt financing costs	(18.6)	(1.5)
Member distribution	—	(250.0)
Purchase of treasury stock, at cost	(25.8)	—
Proceeds from financing leases	—	99.9
Other	(36.3)	(65.7)
Net cash used in financing activities	(903.2)	(840.7)

Net decrease in cash and cash equivalents and restricted cash	(194.7)	(744.5)
Cash and cash equivalents and restricted cash at beginning of period	680.8	1,229.1
Cash and cash equivalents and restricted cash at end of period	$486.1	$484.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2018 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 24, 2018, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 12 and 40 weeks ended December 1, 2018 and December 2, 2017.
Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the addition of Restricted cash to Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows, and the reclassification of non-service cost components of Net pension and post-retirement expense to Other (income) expense from Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of the adoption of new accounting guidance.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $23.5 million and $10.5 million of Restricted cash as of December 1, 2018 and February 24, 2018, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $2.8 million and $0.4 million for the 12 weeks ended December 1, 2018 and December 2, 2017, respectively and $15.7 million and $24.0 million for the 40 weeks ended December 1, 2018 and December 2, 2017, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of Phantom Units to certain employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC and KIM ACI, LLC, that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. Equity-based compensation expense recognized by the Company related to these plans was $9.9 million and $6.5 million for the 12 weeks ended December 1, 2018 and December 2, 2017, respectively. For the 40 weeks ended December 1, 2018 and December 2, 2017, equity-based compensation expense was $35.5 million and $24.6 million, respectively. The Company recorded an income tax benefit of $2.7 million and $1.3 million related to equity-based compensation for the 12 weeks ended December 1,

2018 and December 2, 2017, respectively. For the 40 weeks ended December 1, 2018 and December 2, 2017, the Company recorded an income tax benefit of $9.6 million and $5.0 million, respectively. On November 9, 2018, the Company issued 1,281,416 phantom units to employees, which includes 948,254 time-based vesting units that were deemed granted. The remaining 333,162 units will only be deemed granted upon the establishment of the annual performance target for fiscal 2019, fiscal 2020 and fiscal 2021, as applicable. The 948,254 units deemed granted have an aggregate grant date value of $30.3 million. As of December 1, 2018, there was $71.5 million of unrecognized costs related to 2.7 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 2.2 years.

Treasury Stock: During the 12 weeks ended December 1, 2018, the Company repurchased 1,772,018 shares of common stock allocable to certain current and former members of management ("the management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Condensed Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third party financial institution. As there is no current active market for shares of the Company’s common stock, the shares were repurchased at a negotiated price between the Company and the management holders.

Income taxes: On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act") into law, which enacted significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the date of enactment. The Tax Act was effective in the fourth quarter of fiscal 2017, during which the Company recorded a provisional tax benefit of $430.4 million. The Company recorded additional provisional benefit of $60.3 million during the 40 weeks ended December 1, 2018, primarily to account for refinement of the transition tax, and the remeasurement of deferred taxes. As of December 1, 2018, the Company had not completed its accounting for the Tax Act. The Company continues to analyze the Tax Act and refine its calculations, which could impact the measurement of its tax balances. The Company expects to complete its analysis in the fourth quarter of fiscal 2018 in accordance with SAB 118.

Income tax benefit was $65.4 million and $523.5 million for the 12 weeks ended December 1, 2018 and December 2, 2017, respectively. Income tax benefit was $80.3 million and $590.8 million for the 40 weeks ended December 1, 2018 and December 2, 2017, respectively. The tax benefit in fiscal 2018 was primarily driven by the Company’s provisional SAB 118 adjustment of $60.3 million. The tax benefit in fiscal 2017 was primarily driven by the Company's corporate reorganization and the related non-cash reversal of a valuation allowance against net deferred tax assets. Prior to the fourth quarter of fiscal 2017, the Company was organized as a limited liability company and conducted its operations primarily through limited liability companies and Subchapter C corporations. As such, the Company's effective tax rate in periods prior to the corporate reorganization was largely driven by the mix of pre-tax income or loss between our taxable and nontaxable entities.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third party receivables from pharmacy sales were $246.1 million and $205.5 million as of December 1, 2018 and February 24, 2018, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily includes home delivery, "Drive Up and Go" stores and meal kit delivery, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $58.2 million as of December 1, 2018 and $55.6 million as of February 24, 2018. Breakage amounts were immaterial for the 12 and 40 weeks ended December 1, 2018 and December 2, 2017, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				40 weeks ended
	December 1, 2018		December 2, 2017		December 1, 2018		December 2, 2017
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$6,032.9	43.6%	$6,039.9	44.4%	$20,186.0	43.4%	$20,278.6	44.3%
Perishables (3)	5,596.5	40.5%	5,453.1	40.2%	19,099.1	41.0%	18,783.6	40.9%
Pharmacy	1,194.5	8.6%	1,187.1	8.7%	3,847.0	8.3%	3,858.2	8.4%
Fuel	831.3	6.0%	739.6	5.4%	2,785.4	6.0%	2,399.3	5.2%
Other (4)	185.2	1.3%	179.5	1.3%	600.4	1.3%	571.2	1.2%
Net sales and other revenue	$13,840.4	100.0%	$13,599.2	100.0%	$46,517.9	100.0%	$45,890.9	100.0%

(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of lottery and various other commissions and other miscellaneous income.
Sale-Leaseback Transactions

On August 16, 2018, the Company completed the sale and leaseback of two of the Company’s distribution centers for an aggregate purchase price, net of closing costs, of approximately $290 million. In connection with the sale and leaseback, the Company entered into lease agreements for each of the properties for initial terms of 20 years. The aggregate initial annual rent payment for the properties will be approximately $17 million, and includes 1.5% annual rent increases over the initial 20-year term.

Subsequent to the end of the third quarter of fiscal 2018, the Company completed the sale and leaseback of five of the Company’s distribution centers for an aggregate purchase price, net of closing costs, of approximately $660 million. The sale and leasebacks were completed in two separate transactions which closed on December 17, 2018 and January 2, 2019, respectively. In connection with the sale and leasebacks, the Company entered into lease agreements for each of the properties for initial terms of 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $38 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component. For the 12 and 40 weeks ended December 2, 2017, the Company reclassified $6.1 million and $20.3 million, respectively, of non-service pension and post-retirement cost components to Other (income) expense from Selling and administrative expenses.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash (Topic 230)". The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. The new guidance requires that restricted cash be added to Cash and cash equivalents when reconciling the beginning and ending amounts on the Condensed Consolidated Statements of Cash Flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the Condensed Consolidated Balance Sheets to reconcile those amounts to the Condensed Consolidated Statements of Cash Flows. For the 40 weeks ended December 2, 2017, the adoption of this standard resulted in a decrease to Net cash used in investing activities and an increase to Net increase (decrease) in cash and cash equivalents and restricted cash of $1.4 million. The following table provides a reconciliation of the amount of Cash and cash equivalents reported on the Condensed Consolidated Balance Sheets to the total of Cash and cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	December 1, 2018	December 2, 2017
Cash and cash equivalents	$462.6	$473.3
Restricted cash	23.5	11.3
Cash and cash equivalents and restricted cash	$486.1	$484.6

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

Recently issued accounting standards: In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The Company plans to apply the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheets. The Company has formed a dedicated project team and developed a comprehensive multi-stage project plan to assess and implement this ASU. This assessment includes reviewing all forms of leases and leveraging a technology solution in implementing the new ASU. The preparation for adoption is ongoing, including the assessment of other potential impacts of this ASU, which includes analysis of the potential transitional adjustments to Stockholders' equity and impact of adoption on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of December 1, 2018 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$44.0	$44.0	$—	$—
Short-term investments (1)	23.2	21.1	2.1	—
Non-current investments (2)	89.1	36.9	52.2	—
Derivative contracts (3)	3.4	—	3.4	—
Total	$159.7	$102.0	$57.7	$—

Liabilities:
Contingent consideration (4)	$19.9	$—	$—	$19.9
Total	$19.9	$—	$—	$19.9
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current assets.

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
A reconciliation of the beginning and ending balances for Level 3 liabilities follows (in millions):

Contingent Consideration
December 1, 2018
Beginning balance	$60.0
Change in fair value	(39.4)
Payments	(0.7)
Ending balance	$19.9

The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 1, 2018, the fair value of total debt was $9,975.7 million compared to the carrying value of $10,468.1 million, excluding debt discounts and deferred financing costs. As of February 24, 2018, the fair value of total debt was $10,603.4 million compared to the carrying value of $11,340.5 million, excluding debt discounts and deferred financing costs.
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
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income are reclassified as an adjustment to Interest expense, net. The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both December 1, 2018 and February 24, 2018 were $3,110.0 million, of which $3,052.0 million are designated as cash flow hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

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

As of December 1, 2018, the fair value of the cash flow interest rate swap asset was $3.4 million and was recorded in Other current assets, and as of February 24, 2018, the fair value of the cash flow interest rate swap liability was $13.0 million and was recorded in Other current liabilities.

Activity related to the Company’s derivative instruments designated as cash flow hedges consisted of the following (in millions):

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended December 1, 2018	12 weeks ended December 2, 2017	Location of income recognized from derivatives
Designated interest rate swaps	$0.9	$22.2	Other comprehensive income (loss), net of tax

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	40 weeks ended December 1, 2018	40 weeks ended December 2, 2017	Location of income recognized from derivatives
Designated interest rate swaps	$4.3	$22.6	Other comprehensive income (loss), net of tax

Activity related to the Company’s derivative instruments not designated as hedging instruments was immaterial during the 12 and 40 weeks ended December 1, 2018 and December 2, 2017, respectively.

NOTE 5 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of December 1, 2018 and February 24, 2018, net of unamortized debt discounts of $215.7 million and $249.6 million, respectively, and deferred financing costs of $58.9 million and $79.7 million, respectively, consisted of the following (in millions):

	December 1, 2018	February 24, 2018
Albertsons Term Loans due 2022 to 2025, interest rate range of 4.32% to 5.69%	$4,614.6	$5,610.7
Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,478.8	2,476.1
New Albertson's, L.P. Notes due 2027 to 2031, interest rate range of 6.52% to 8.70%	1,402.8	1,393.9
Safeway Inc. Notes due 2019 to 2031, interest rate range of 3.95% to 7.45%	944.4	1,266.9
ABL Facility, average interest rate of 3.60%	610.0	—
Other Notes Payable, unsecured	124.0	242.7
Mortgage Notes Payable, secured	18.9	20.9
Total debt	10,193.5	11,011.2
Less current maturities	(315.1)	(66.1)
Long-term portion	$9,878.4	$10,945.1

The Company's term loans (the "Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the

ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 40 weeks ended December 1, 2018.
Term Loan Refinancing
On November 16, 2018, the Company repaid approximately $976 million in aggregate principal amount of the $2,976 million term loan tranche B-4 (the "2017 Term Loan B-4") along with accrued interest and unpaid interest on such amount and fees and expenses related to the Term Loan Repayment and the 2018 Term Loan B-7 (each as defined below), for which the Company used approximately $610 million of cash on hand and approximately $410 million of borrowings under the ABL Facility (such repayment, the "Term Loan Repayment"). Substantially concurrently with the Term Loan Repayment, the Company amended the Company's Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 (as amended, the "Term Loan Agreement"), to establish a new term loan tranche and amend certain provisions of the Term Loan Agreement. The new tranche consists of $2,000 million of new term B-7 loans (the "2018 Term Loan B-7"). The 2018 Term Loan B-7, together with cash on hand, was used to repay in full the remaining principal amount outstanding under the 2017 Term Loan B-4 (the "2018 Term Loan Refinancing"). The 2018 Term Loan Refinancing was accounted for as a debt modification or extinguishment on a lender by lender basis. In connection with the 2018 Term Loan Refinancing and Term Loan Repayment, the Company expensed $4.1 million of financing costs and capitalized $3.6 million of financing costs and $15.0 million of original issue discount. The Company also wrote off $12.9 million of deferred financing costs and $8.6 million of original issue discount associated with the 2017-1 Term B-4 Loan. The 2018 Term Loan B-7 has a maturity date of November 17, 2025. The 2018 Term Loan B-7 amortizes, on a quarterly basis, at a rate of 1% per annum of the original principal amount of the 2018 Term Loan B-7 (which payments will be reduced as a result of the application of prepayments in accordance with the terms therewith). The 2018 Term Loan B-7 bears interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 2.00% or (b) LIBOR (subject to a 0.75% floor) plus 3.00%.
Safeway Notes
During the third quarter of fiscal 2018, Safeway Inc., a wholly-owned subsidiary of the Company, repurchased certain amounts of Safeway Inc.'s 7.450% Senior Debentures due 2027 and 7.250% Debentures due 2031 with a par value of $333.7 million and a book value of $322.4 million for $333.7 million plus accrued interest of $7.7 million ("Safeway Notes Repurchase"). In connection with the Safeway Notes Repurchase, the Company recorded a loss on debt extinguishment of $11.3 million.
NALP Notes
During the third quarter of fiscal 2018, the Company repurchased NALP Notes with a par value of $10.4 million and a book value of $10.4 million for $8.6 million plus accrued interest of $0.2 million ("NALP Notes Repurchase"). In connection with the NALP Notes Repurchase, the Company recorded a gain on debt extinguishment of $1.8 million.

Asset-Based Loan Facility

On November16, 2018, the existing ABL Facility was amended and restated in connection with the 2018 Term Loan Refinancing to extend the maturity date of the facility to November 16, 2023. All other terms of the agreement remain unchanged. In connection with the ABL Facility amendment the Company capitalized $13.5 million of financing costs.
As of December 1, 2018, there were $610.0 million of loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $561.2 million. There were no loans outstanding under the Company's ABL Facility as of February 24, 2018, and letters of credit ("LOC") issued under the LOC sub-facility were $576.8 million.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $784.4 million and $864.6 million as of December 1, 2018 and February 24, 2018, respectively. Current maturities of capitalized lease obligations were $97.5 million and $102.1 million and long-term maturities were $686.9 million and $762.5 million as of December 1, 2018 and February 24, 2018, respectively.
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

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Estimated return on plan assets	$(26.0)	$(27.6)	$—	$—
Service cost	12.1	11.5	0.3	0.3
Interest cost	19.8	20.4	0.1	0.2
Amortization of prior service cost	—	—	0.8	0.8
Amortization of net actuarial (gain) loss	(1.4)	0.1	(0.1)	—
Net expense	$4.5	$4.4	$1.1	$1.3

	40 weeks ended
	Pension		Other post-retirement benefits
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Estimated return on plan assets	$(86.6)	$(92.0)	$—	$—
Service cost	40.3	38.3	0.8	0.8
Interest cost	66.0	67.9	0.4	0.7
Amortization of prior service cost	—	0.1	2.8	2.8
Amortization of net actuarial (gain) loss	(4.8)	0.3	(0.2)	—
Net expense	$14.9	$14.6	$3.8	$4.3

The Company contributed $186.4 million and $196.9 million to its defined benefit pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 1, 2018, respectively. For the 12 and 40 weeks ended December 2, 2017, the Company contributed $13.4 million and $19.8 million, respectively, to its defined benefit pension plans and post-retirement benefit plans. The Company's funding policy for the defined benefit pension plans is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company's fiscal 2018 contributions include $150.0 million of additional discretionary contributions to reduce the Pension Benefit Guaranty Corporation premium costs and improve the overall funded status of the plan. The Company currently anticipates contributing an additional $2.5 million to these plans for the remainder of fiscal 2018.

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
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Directors. Total contributions expensed for these plans were $11.7 million and $9.4 million for the 12 weeks ended December 1, 2018 and December 2, 2017, respectively. For the 40 weeks ended December 1, 2018 and December 2, 2017, total contributions expensed were $32.2 million and $32.6 million, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on semi-annual filings of an actuarial study reflecting liabilities as of and June 30 and December 31 of each year reduced by claim closures and settlements. The related LOC was $183.0 million and $205.6 million as of December 1, 2018 and February 24, 2018, respectively.

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

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the "OIG") pertaining to the pricing of drugs offered under the Company’s MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the "Government Health Programs"). In particular, the OIG is requesting information on the relationship between the prices charged for drugs under the MyRxCare program and the "usual and customary" prices reported by the Company in claims for reimbursements to the Government Health Programs or other third-party payors. The Company cooperated with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Civil Investigative Demand: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act investigation relating to the Company's influenza vaccination programs. The investigation concerns whether the Company's provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company cooperated with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Security Breach: In 2014, the Company was the subject of criminal intrusions by the installation of malware on a portion of its computer network that processes payment card transactions for approximately 800 of its stores through its then service provide SuperValu. The Company believes these were attempts to collect payment card data. The forensic investigation into the intrusions indicated that although the Company was then compliant with the Payment Card Industry (PCI) Data Security Standards issued by the PCI Council, it was not compliant with all of these standards at the time of the intrusions. As a result, the Company was assessed by certain card companies for incremental counterfeit fraud losses, non-ordinary course expenses (such as card reissuance cost) and case management costs. The Company has paid or recorded an estimated liability for all of such assessments, and is seeking recovery from MasterCard of its assessment. As a result of the intrusion two class action complaints were filed against the Company by consumers. These complaints have been dismissed, although the appeal of the dismissal of one case remains pending. In 2015 the Company also received a letter from the Office of the Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices were leading a multi-state group requesting specified information concerning the two data breach incidents. The Company has cooperated with the investigation. The multistate group did not make a monetary demand, and the Company is unable to estimate the possibility or range of loss, if any.

Terraza/Lorenz: Two lawsuits have been brought against Safeway Inc. and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Safeway Benefits Plans Defendants filed motions to dismiss both cases. On March 13, 2017, the court denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. Discovery closed on June 8, 2018. The parties filed summary judgment motions, which were heard and taken under submission on August 16, 2018. Bench trials for both matters had been set for October 2018, but the judge rescheduled both trials to May 6, 2019. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. Because the question of liability, if any, is uncertain, the Company is currently unable to estimate a range of reasonably possible loss, if any, that may result from these matters

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. Both sides have moved for summary judgment, and motions are pending before the court. Discovery is substantially complete, and trial is currently set for April 3, 2019. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway Inc. submitted fraudulent, inflated pricing information to government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Discovery is substantially complete, and trial is currently set for March 4, 2019. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million. The Company is vigorously defending each of these matters and believes each of these cases is without merit. At this stage of each case's proceedings the Company is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

The Company was also subject to another FCA qui tam action entitled United States ex rel. Zelickowski v. Albertson's LLC. In that case, the relators alleged that Albertson's LLC overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in the Albertson's LLC discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. On December 17, 2018, the case was dismissed, without prejudice.

Alaska Attorney General's Investigation: Recently, pharmaceutical manufacturers, wholesale distributors and retailers have faced intense scrutiny and, in some cases, investigations and litigation relating to the distribution of prescription opioid pain medications. On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska’s Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The Company has been cooperating with the Alaska Attorney General in this investigation. The Company does not currently have a basis to believe it has violated Alaska’s Unfair Trade Practices and Consumer Act. However, due to the early stages of the investigation, the Company is unable to determine the probability of the outcome of this matter or estimate a range of reasonably possible loss, if any.

Opioid Litigation: Albertson’s LLC has been named in a complaint brought by The Blackfeet Tribe of the Blackfeet Indian Reservation.  The complaint was filed on August 29, 2018 in the United States District Court for the Northern District of Ohio as one of 62 cases consolidated under rules governing multidistrict litigation. The Company was served with the complaint on January 11, 2019. The complaint asserts unspecified allegations that the Company contributed to the national opioid situation.  As a drug retailer that only dispenses medication as prescribed by licensed physicians, the Company believes that the claims are factually inaccurate and without merit.

Other Commitments

In the ordinary course of business, the Company enters into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 8 - OTHER COMPREHENSIVE INCOME OR LOSS

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 1, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive income (loss) before reclassifications	3.8	5.5	—	(0.4)	(1.3)
Amounts reclassified from accumulated other comprehensive income	(2.5)	0.4	(2.2)	—	(0.7)
Tax (expense) benefit	(0.3)	(1.6)	0.6	0.1	0.6
Current-period other comprehensive income (loss), net	1.0	4.3	(1.6)	(0.3)	(1.4)
Ending balance	$192.1	$23.2	$170.3	$(1.4)	$—

	40 weeks ended December 2, 2017
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7
Other comprehensive income before reclassifications	32.4	4.8	2.2	23.7	1.7
Amounts reclassified from accumulated other comprehensive income	25.7	27.9	2.8	—	(5.0)
Tax (expense) benefit	(18.8)	(10.1)	1.0	(9.4)	(0.3)
Current-period other comprehensive income (loss), net	39.3	22.6	6.0	14.3	(3.6)
Ending balance	$26.5	$(5.5)	$85.7	$(51.8)	$(1.9)

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

OVERVIEW
As of December 1, 2018, we operated 2,277 retail food and drug stores with 1,743 pharmacies, 395 associated fuel centers, 23 dedicated distribution centers, five Plated fulfillment centers and 20 manufacturing facilities. In addition to our retail footprint, we continue to roll out unique options for our customers as we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales, "Drive Up and Go" stores and Plated meal kit delivery.

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Stores, beginning of period	2,291	2,328	2,318	2,324
Acquired	—	—	—	5
Opened	—	1	3	13
Closed	(14)	(6)	(44)	(19)
Stores, end of period	2,277	2,323	2,277	2,323
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Less than 30,000	208	213	9.1%	9.2%	4.8	4.9
30,000 to 50,000	795	813	34.9%	35.0%	33.4	34.1
More than 50,000	1,274	1,297	56.0%	55.8%	75.2	76.5
Total Stores	2,277	2,323	100.0%	100.0%	113.4	115.5
(1) In millions, reflects total square footage of retail stores operating at the end of the quarter.

RESULTS OF OPERATIONS
Comparison of 12 and 40 weeks ended December 1, 2018 to 12 and 40 weeks ended December 2, 2017:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2018 ("third quarter of fiscal 2018" and "first 40 weeks of fiscal 2018") and 12 and 40 weeks ended December 2, 2017 ("third quarter of fiscal 2017" and "first 40 weeks of fiscal 2017"). As of December 1, 2018 and December 2, 2017, we operated 2,277 and 2,323 stores, respectively.

	12 weeks ended
	December 1, 2018	% of Sales	December 2, 2017	% of Sales
Net sales and other revenue	$13,840.4	100.0%	$13,599.2	100.0%
Cost of sales	9,988.0	72.2%	9,974.6	73.3%
Gross profit	3,852.4	27.8%	3,624.6	26.7%
Selling and administrative expenses	3,678.0	26.6%	3,725.7	27.4%
Operating income (loss)	174.4	1.2%	(101.1)	(0.7)%
Interest expense, net	213.0	1.5%	193.9	1.4%
Loss (gain) on debt extinguishment	9.5	0.1%	(5.0)	—%
Other (income) expense	(28.3)	(0.2)%	15.4	0.1%
Loss before income taxes	(19.8)	(0.2)%	(305.4)	(2.2)%
Income tax benefit	(65.4)	(0.5)%	(523.5)	(3.8)%
Net income	$45.6	0.3%	$218.1	1.6%

	40 weeks ended
	December 1, 2018	% of Sales	December 2, 2017	% of Sales
Net sales and other revenue	$46,517.9	100.0%	$45,890.9	100.0%
Cost of sales	33,682.0	72.4%	33,478.1	73.0%
Gross profit	12,835.9	27.6%	12,412.8	27.0%
Selling and administrative expenses	12,337.0	26.5%	12,509.0	27.3%
Goodwill impairment	—	—%	142.3	0.3%
Operating income (loss)	498.9	1.1%	(238.5)	(0.6)%
Interest expense, net	662.5	1.5%	679.2	1.5%
Loss (gain) on debt extinguishment	9.5	—%	(5.0)	—%
Other (income) expense	(88.3)	(0.2)%	20.1	—%
Loss before income taxes	(84.8)	(0.2)%	(932.8)	(2.1)%
Income tax benefit	(80.3)	(0.2)%	(590.8)	(1.3)%
Net loss	$(4.5)	—%	$(342.0)	(0.8)%

Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended December 1, 2018 and the 12 and 40 weeks ended December 2, 2017, respectively, were:

	12 weeks ended		40 weeks ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Identical sales, excluding fuel	1.9%	(1.8)%	0.9%	(1.9)%
Net Sales and Other Revenue
Net sales and other revenue increased 1.8% to $13,840.4 million for the third quarter of fiscal 2018 from $13,599.2 million for the third quarter of fiscal 2017. The increase in Net sales and other revenue was primarily driven by our 1.9% increase in identical sales and an increase in fuel sales of $91.7 million, partially offset by a reduction in sales related to the closure of 44 stores in the first three quarters of fiscal 2018.
Net sales and other revenue increased 1.4% to $46,517.9 million for the first 40 weeks of fiscal 2018 from $45,890.9 million for the first 40 weeks of fiscal 2017. The increase in Net sales and other revenue was primarily driven by our 0.9% increase in identical sales and an increase in fuel sales of $386.1 million, partially offset by a reduction in sales related to the closure of 44 stores in the first three quarters of fiscal 2018.
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
Gross profit margin increased to 27.8% during the third quarter of fiscal 2018 compared to 26.7% during the third quarter of fiscal 2017. Excluding the impact of fuel, gross profit margin increased 140 basis points. The increase in gross profit margin was primarily attributable to lower shrink expense as a percentage of sales, lower advertising costs, improved sales penetration in Own Brands and the realization of our cost reduction initiatives.
Gross profit margin increased to 27.6% during the first 40 weeks of fiscal 2018 compared to 27.0% during the first 40 weeks of fiscal 2017. Excluding the impact of fuel, gross profit margin increased 80 basis points. The increase in gross profit margin was primarily attributable to lower shrink expense as a percentage of sales, lower advertising costs and the realization of our cost reduction initiatives.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 26.6% of Net sales and other revenue during the third quarter of fiscal 2018 compared to 27.4% of Net sales and other revenue for the third quarter of fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 70 basis points during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The decrease in Selling and administrative expenses was primarily attributable to lower depreciation and amortization expense, a reduction in acquisition and integration costs as the store conversions were completed during the third quarter of fiscal 2018, and the realization of our cost reduction initiatives.
Selling and administrative expenses decreased to 26.5% of Net sales and other revenue during the first 40 weeks of fiscal 2018 compared to 27.3% of Net sales and other revenue for the first 40 weeks of fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 60 basis points during the first 40 weeks of fiscal 2018 compared to the first 40 weeks of fiscal 2017. The decrease in Selling and administrative expenses was primarily attributable to gains related to property dispositions in the first 40 weeks of fiscal 2018 and impairment charges related to underperforming stores in the first 40 weeks of fiscal 2017, lower depreciation and amortization expense, and the realization of our cost reduction initiatives, partially offset by higher acquisition and integration costs and equity-based compensation expense in the first 40 weeks of fiscal 2018 compared to the first 40 weeks of fiscal 2017. The higher acquisition and integration costs is driven by the 506 stores we converted in 2018 compared to 219 in fiscal 2017.
Goodwill Impairment
No goodwill impairment was recorded during the third quarter of fiscal 2018 and the third quarter of fiscal 2017. No goodwill impairment was recorded during the first 40 weeks of fiscal 2018 compared to $142.3 million of goodwill impairment during the first 40 weeks of fiscal 2017.
Interest Expense, Net
Interest expense, net was $213.0 million during the third quarter of fiscal 2018 compared to $193.9 million during the third quarter of fiscal 2017. The increase in interest expense in the third quarter of fiscal 2018 is attributable to the refinancing of our term loan and asset-based loan facilities in the third quarter of fiscal 2018 and the related $21.5 million write-off of deferred financing costs and original issue discount. Interest expense, net, was $662.5 million during the first 40 weeks of fiscal 2018 compared to $679.2 million during the first 40 weeks of fiscal 2017.
Loss (Gain) on debt extinguishment
During the third quarter of fiscal 2018, we repurchased Safeway Inc. ("Safeway") and New Albertson's, L.P. ("NALP") notes with a par value of $344.1 million and a book value of $332.8 million for $342.3 million plus accrued interest of $7.9 million. In connection with the note repurchases, we recorded a loss on debt extinguishment of $9.5 million.
During the third quarter of fiscal 2017, we repurchased NALP notes with a par value of $141.0 million and a book value of $123.9 million for $118.9 million plus accrued interest of $3.2 million ("NALP Notes Repurchase"). In connection with the NALP Notes Repurchase we recorded a gain on debt extinguishment of $5.0 million.
Other (Income) Expense

For the third quarter of fiscal 2018, Other income was $28.3 million compared to other expense of $15.4 million for the third quarter of fiscal 2017. For the first 40 weeks of fiscal 2018, other income was $88.3 million compared to other expense of $20.1 million for the first 40 weeks of fiscal 2017. Other income during the third quarter of fiscal 2018 and first 40 weeks of fiscal 2018 is primarily driven by adjustments related to contingent consideration, gains related to non-operating investments, and non-service cost components of net pension and post-retirement expense. Other expense during the third quarter of fiscal 2017 and first 40 weeks of fiscal 2017 was primarily driven by changes in our equity method investment in Casa Ley, S.A. de C.V, which was sold in the fourth quarter of fiscal 2017, and the related contingent value right, non-service cost components of net pension and post-retirement expense and gains and losses on the sale of investments.

Income Taxes
Income tax benefit was $65.4 million and $523.5 million for the third quarter of fiscal 2018 and the third quarter of fiscal 2017, respectively. Income tax benefit was $80.3 million and $590.8 million for the first 40 weeks of fiscal 2018 and first 40 weeks of fiscal 2017, respectively. The tax benefit in fiscal 2018 was primarily driven by our provisional Staff Accounting Bulletin No. 118 adjustment of $60.3 million. The tax benefit in fiscal 2017 was primarily driven by our corporate reorganization and the related non-cash reversal of a valuation allowance against net deferred tax assets. Prior to the fourth quarter of fiscal 2017, we were organized as a limited liability company and conducted our operations primarily through limited liability companies and Subchapter C corporations. As such, our effective tax rate in periods prior to the corporate reorganization was largely driven by the mix of pre-tax income or loss between our taxable and nontaxable entities.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("Tax Act") into law, which enacted significant changes to U.S. income tax and related laws. Among other things, the Tax Act reduces the top U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. As a result, we expect our effective tax rate to be approximately 29% to 30% during fiscal 2018, excluding one-time asset sales and discrete items.

Adjusted EBITDA and Free Cash Flow
For the third quarter of fiscal 2018, Adjusted EBITDA was $649.7 million, or 4.7% of Net sales and other revenue, compared to $429.0 million, or 3.2% of Net sales and other revenue, for the third quarter of fiscal 2017. For the first 40 weeks of fiscal 2018, Adjusted EBITDA was $2,014.1 million, or 4.3% of Net sales and other revenue, compared to $1,685.9 million, or 3.7% of Net sales and other revenue, for the first 40 weeks of fiscal 2017. The increase in Adjusted EBITDA primarily reflects our identical sales increase, improved gross profit and realization of our cost reduction initiatives.
The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	12 weeks ended		40 weeks ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net income (loss)	$45.6	$218.1	$(4.5)	$(342.0)
Depreciation and amortization	401.6	444.4	1,340.8	1,462.0
Interest expense, net	213.0	193.9	662.5	679.2
Income tax benefit	(65.4)	(523.5)	(80.3)	(590.8)
EBITDA	594.8	332.9	1,918.5	1,208.4

Integration costs (1)	29.5	37.6	164.4	111.0
Acquisition-related costs (2)	8.3	23.8	65.8	50.5
Equity-based compensation expense	9.9	6.5	35.5	24.6
Loss (gain) on debt extinguishment	9.5	(5.0)	9.5	(5.0)
Net loss (gain) on property dispositions, asset impairment and lease exit costs	12.1	15.5	(163.7)	66.8
Goodwill impairment	—	—	—	142.3
LIFO expense	2.8	0.4	15.7	24.0
Miscellaneous adjustments (3)	(17.2)	17.3	(31.6)	63.3
Adjusted EBITDA	$649.7	$429.0	$2,014.1	$1,685.9
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation) and expenses related to management fees paid in connection with acquisition and financing activities.

(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Lease related adjustments (a)	$1.0	$3.7	$10.0	$12.8
Net realized and unrealized loss (gain) on non-operating investments	7.4	—	(26.0)	(5.1)
Adjustments to contingent consideration	(29.4)	—	(39.4)	—
Changes in our equity method investment in Casa Ley and related CVR adjustments	—	21.7	—	47.0
Other (b)	3.8	(8.1)	23.8	8.6
Total other adjustments	$(17.2)	$17.3	$(31.6)	$63.3
(a) Primarily includes lease adjustments related to deferred rents, deferred gains on leases and costs incurred on acquired leased surplus properties.
(b) Primarily includes adjustments for unconsolidated equity investments and costs related to transitioning stores off the transition services agreements.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	40 weeks ended
	December 1, 2018	December 2, 2017
Net cash provided by operating activities	$1,069.1	$710.6
Income tax benefit	(80.3)	(590.8)
Deferred income taxes	135.2	629.7
Interest expense, net	662.5	679.2
Changes in operating assets and liabilities	(146.8)	173.0
Amortization and write-off of deferred financing costs	(38.3)	(48.5)
Contributions to pension and post-retirement benefit plans, net of expense	178.2	0.9
Integration costs	164.4	111.0
Acquisition-related costs	65.8	50.5
Other adjustments	4.3	(29.7)
Adjusted EBITDA	2,014.1	1,685.9
Less: capital expenditures	(916.9)	(1,062.7)
Free Cash Flow	$1,097.2	$623.2

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	December 1, 2018	December 2, 2017
Cash and cash equivalents and restricted cash at end of period	$486.1	$484.6
Cash flows provided by operating activities	1,069.1	710.6
Cash flows used in investing activities	(360.6)	(614.4)
Cash flows used in financing activities	(903.2)	(840.7)

Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1,069.1 million for the first 40 weeks of fiscal 2018 compared to $710.6 million for the first 40 weeks of fiscal 2017. The increase in cash flow from operations was driven by improvements in operating results in the first 40 weeks of fiscal 2018 and changes in working capital, primarily related to accounts payable and inventory.
Net Cash Used In Investing Activities
Net cash used in investing activities was $360.6 million for the first 40 weeks of fiscal 2018 compared to $614.4 million for the first 40 weeks of fiscal 2017.
For the first 40 weeks of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $916.9 million, partially offset by proceeds from the sale of assets of $529.3 million. Payments for property and equipment included the opening of three new stores, 91 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets included the sale and leaseback of two distribution centers for approximately $290 million, net of closing costs during the second quarter of fiscal 2018 and certain other property dispositions during the first three quarters of fiscal 2018.
Payments for property and equipment, including lease buyouts, were $1,062.7 million for the first 40 weeks of fiscal 2017. Payments for business acquisitions were $148.8 million related to the MedCart Specialty Pharmacy and Plated acquisitions, partially offset by proceeds from the sale of assets of $652.6 million. Proceeds from sale of assets during the first 40 weeks of fiscal 2017 included $611.1 million in net proceeds related to our sale-leaseback transaction in the third quarter of fiscal 2017. Payments for property and equipment included the opening of 18 new stores, including five acquired stores, 119 remodels and continued investment in our digital and eCommerce technology.
In fiscal 2018, we expect to spend approximately $1.4 billion in capital expenditures, including $75.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2018 Capital Expenditures
Integration capital	$75.0
New stores and remodels	450.0
Maintenance	200.0
Supply chain	200.0
IT	200.0
Real estate and expansion capital	275.0
Total	$1,400.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $903.2 million during the first 40 weeks of fiscal 2018 compared to $840.7 million during the first 40 weeks of fiscal 2017.
Net cash used in financing activities during the first 40 weeks of fiscal 2018 consisted primarily of payments on long-term debt and capital lease obligations of $2,188.3 million, partially offset by proceeds from the issuance of long-term debt of $1,365.8 million. Proceeds from the issuance of long-term debt and payments of long-term debt consisted of the issuance and subsequent redemption of the floating rate senior secured notes as a result of the mutual termination of the Rite Aid Corporation merger agreement, borrowings under our asset-based loan facility and the repayment of term loans in connection with the refinancing and the repurchase of Safeway notes.
Net cash used in financing activities during the first 40 weeks of fiscal 2017 consisted primarily of payments on long-term debt and capital lease obligations of $913.4 million and a member distribution of $250.0 million.

Debt Management
We continue to delever our balance sheet and over the last twelve months we have reduced our principal debt balance by approximately $1 billion. In connection with this reduction in debt, on November 16, 2018, we successfully refinanced both our term loan and asset-based loan facilities. Contemporaneously with the refinancing, we paid down approximately $976 million in aggregate principal amount of term loans for which we used cash on hand and approximately $410 million of borrowings under our asset-based loan facility. In addition, on November 29, 2018, Safeway, a subsidiary of ours, purchased for cash, at par plus accrued and unpaid interest, approximately $23 million aggregate principal amount of Safeway’s 7.450% Senior Debentures due 2027 and approximately $311 million aggregate principal amount of Safeway’s 7.250% Debentures due 2031. The purchase was funded using cash on hand and $200 million of borrowings under our asset-based loan facility.

Subsequent to the end of the third quarter of fiscal 2018, we repaid the $610 million in borrowings under our asset-based loan facility and as of the date of this Form 10-Q, we had no borrowings outstanding under our $4 billion asset-based revolving credit facility, and total availability of approximately $3.4 billion (net of letters of credit usage).

Also subsequent to the end of the third quarter of fiscal 2018, we completed the sale and leaseback of five of our distribution centers for an aggregate purchase price, net of closing costs, of approximately $660 million. The sale and leasebacks were completed in two separate transactions which closed on December 17, 2018 and January 2, 2019, respectively. In connection with the sale and leasebacks, we entered into lease agreements for each of the properties for initial terms of 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $38 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms.
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

On September 14, 2018, we contributed $184.3 million to our defined benefit pension plans, which included $150.0 million of additional discretionary contributions. The discretionary contribution will reduce the Pension Benefit Guaranty Corporation premium costs, improve the overall funded status of the plan and significantly reduce future required minimum contributions during the next three fiscal years.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter ended December 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described in this Form 10-Q cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See the matters under the caption Legal Proceedings in Note 7 - Commitments and contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 under the heading "Risk Factors" with the exception of the elimination of risk factors related to the Rite Aid merger, which was terminated on August 8, 2018 and the changes to the risk factor below.

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

Several factors could require the Company to increase its contributions to multiemployer plans, including the funding status of the plans, unfavorable investment performance or withdrawal of other participating employers, changes in demographics or changes in actuarial assumptions and increased benefits to participants and beneficiaries. The United States Congress established a joint committee in February 2018 with the objective of formulating recommendations to improve the solvency of multiemployer pension plans and the PBGC. Although the joint committee expired without making any formal recommendations, Congress is expected to continue to consider the issues the joint committee was evaluating. Absent legislative changes, the amount of underfunding of the multiemployer plans to which the Company contributes could also change based on a variety of factors, including collective bargaining negotiations, investment performance, withdrawal of other participating employers, changes in demographics or actuarial assumptions, increased benefits to participants or beneficiaries and the financial condition of the plans. If the funding required for these plans declines, the Company’s future expense could be favorably affected. Favorable legislation could also decrease the Company’s financial obligations to the plans. On the other hand, the Company’s share of the underfunding and the Company’s future expense and liability could increase if the financial condition of the plans deteriorated or if adverse changes in the law occurred. The Company continues to evaluate its potential exposure to underfunded multiemployer pension plans.

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

See Note 12-Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included in our Annual Report on Form 10-K, for more information relating to our participation in these multiemployer pension plans.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

10.1 Letter Agreement, dated October 18, 2018, by and among Albertsons Companies, Inc. and James L. Donald

10.2 (a)Amendment No. 7, dated as of November 16, 2018, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015, among Albertsons Companies, Inc., Albertson’s LLC, the co-borrowers party thereto, the guarantors party thereto, the parties thereto from time to time as lenders and Credit Suisse AG, Cayman Islands Branch, in its capacity as administrative agent and collateral agent.

10.3 (b) Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018,among Albertsons Companies, Inc., as lead borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America N.A. as administrative and collateral agent.

12.1 Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH - XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 16, 2018 and incorporated herein by reference.
(b) Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 16, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	January 14, 2019	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer and President (Principal Executive Officer)

Albertsons Companies, Inc. (Registrant)

Date:	January 14, 2019	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)