Form 10-K
period 2019-02-23
Albertsons Companies, Inc.
filed 2019-04-24
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 23, 2019
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 24, 2019, the registrant had 277,882,010 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Albertsons Companies, Inc. and Subsidiaries

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions.

Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-K, unless the context otherwise requires, references to "Albertsons," "the Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing performance. We define Free Cash Flow as Adjusted EBITDA less capital expenditures. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA and Free Cash Flow.

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

Item 1 - Business

Overview

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. We also manufacture and process some of the food for sale in our stores. We maintain a website (www.AlbertsonsCompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Stores

As of February 23, 2019, we operated 2,269 stores across 34 states and the District of Columbia under 20 well-known banners, including Albertsons, Safeway, Vons, Jewel-Osco, Shaw's, Acme, Tom Thumb, Randalls, United Supermarkets, Market Street, Pavilions, Star Market, Carrs and Haggen as well as meal kit company Plated. We provide our customers with convenient and value-added services, including through our 1,739 pharmacies, 1,282 in-store branded coffee shops and 397 adjacent fuel centers. Our Plated meal kit offering is supported by six fulfillment centers. Complementary to our large network of stores, we aim to provide our customers a seamless omni-channel shopping experience by offering a growing set of digital offerings, including home deliveries, "Drive up and Go" curbside pickup, meal kits and online prescription refills.

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

Merchandising and Manufacturing

We offer more than 11,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our shoppers as evidenced by Own Brands sales of over $12.5 billion in fiscal 2018. Year over year, we have demonstrated significant progress and increased sales penetration of Own Brands by 50 basis points to 25.1%, excluding pharmacy, fuel and in-store branded coffee sales.

Own Brands continues to deliver on innovation with more than 1,100 new items launched in fiscal 2018 and more than 1,000 in the pipeline for fiscal 2019. We are excited about our O Organics and Open Nature brands, which posted a combined 13.6% growth in sales year-over-year, with over 1,900 items, and we plan to introduce approximately 350 new items in fiscal 2019. In addition to new item innovation and brand development, Own Brands continues to focus on package redesign to refresh shelf presence and comply with new regulatory nutrition guideline changes.

As measured by units for fiscal 2018, 10.2% of our Own Brands merchandise was manufactured in Company-owned facilities, and the remainder of our Own Brands merchandise was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that the Company's scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 23, 2019, we operated 20 food production plants. These plants consisted of seven milk plants, four soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Employees

As of February 23, 2019, we employed approximately 267,000 full- and part-time employees, of which approximately 170,000 were covered by collective bargaining agreements. During fiscal 2018, collective bargaining agreements covering approximately 8,500 employees were renegotiated. Collective bargaining agreements covering approximately 106,000 employees have expired or are scheduled to expire in fiscal 2019. We believe that our relations with our employees are good.

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

Competitive Environment

Our competition includes, but is not limited to, traditional and specialty supermarkets, natural and organic food stores, general merchandise supercenters, membership clubs, online retailers, home delivery companies, meal kit services and pharmacies. Our competitive position depends on successfully competing on product quality and selection, store quality, shopping experience, customer service, convenience and price.

Item 1A - Risk Factors

There are risks and uncertainties that can affect our business. The significant risk factors are discussed below. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K, which includes forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

Risks Relating to Our Business and Industry

Various operating factors and general economic conditions affecting the food retail industry may affect our business and may adversely affect our business and operating results.

Our operations and financial performance are affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. While the combination of improved economic conditions, the trend towards lower unemployment, higher wages and lower gasoline prices have contributed to improved consumer confidence, there is continued uncertainty about the strength of the economic recovery. If the economy does not continue to improve or if it weakens, or if gasoline prices rebound, consumers may reduce spending, trade down to a less expensive mix of products or increasingly rely on food discounters, all of which could impact our sales. In addition, consumers' perception or uncertainty related to the economic recovery and future fuel prices could also dampen overall consumer confidence and reduce demand for our product offerings. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Several food items and categories, such as meat and dairy, experienced price deflation in fiscal 2018 and fiscal 2017, and price inflation could continue to remain at low levels in the future. We are unable to predict if the economy will continue to improve, the rate at which the economy may improve, the direction of gasoline prices or if deflationary trends will occur. If the economy does not continue to improve or if it weakens, fuel prices increase or deflationary trends occur, our business and operating results could be adversely affected.

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

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. In addition, we face increasing competition from online distributors of pharmaceutical products. Although we have a growing internet presence and offer our customers the ability to shop online for both home delivery and curbside pickup, there is no assurance that these online initiatives will be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross profits or greater operating costs to compete.

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

An increasingly competitive industry and deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our and their respective share of retail food sales through capital and price investment, increased promotional activity and new store growth, creating a more difficult environment to consistently increase year-over-year sales. Several of our primary competitors are larger than we are or have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in price, promotional activity and new or remodeled stores in order to grow their share of retail food sales. Price investment by our competitors has also, from time to time, adversely affected our operating margins. In recent years, we have invested in price in order to remain competitive and generate sales growth; however, there can be no assurance this strategy will be successful.

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

Our continued success is dependent upon our ability to control operating expenses, including managing health care and pension costs stipulated by our collective bargaining agreements, to effectively compete in the food retail industry. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements, allowing them to more effectively leverage their fixed costs or more easily reduce operating expenses. Finally, we need to source, market and merchandise efficiently. Changes in our product mix also may negatively affect our profitability. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability.

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

Reflecting consumer preferences, we have a significant focus on perishable products. Sales of perishable products accounted for approximately 41.2% of our total sales in fiscal 2018. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant perishable product inventory losses and significant lost revenue in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

Severe weather and natural disasters may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, extended winter storms, heat waves or tornadoes, as well as other natural disasters in areas in which we have stores or distribution centers or from which we source or obtain products have caused and may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force in a market, temporary disruption in the manufacture of products, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or stores, a reduction in customer traffic and a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt our business and adversely affect our business.

Threats or potential threats to security of food and drug safety, the occurrence of a widespread health epidemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic, such as pandemic flu, could have an adverse effect on our operating results or disrupt production and delivery of our products, our ability to appropriately staff our stores and potentially cause customers to avoid public gathering places or otherwise change their shopping behaviors.

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

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, such as the fiscal 2018 concerns relating to romaine lettuce, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Consolidation in the healthcare industry could adversely affect our business and financial condition.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,739 pharmacies and, as a result, we are exposed to risks inherent in the packaging, dispensing, distribution and disposal of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers, as well as increased regulatory risks and related costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

We are subject to numerous federal and state regulations. Each of our in-store pharmacies must be licensed by the state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration, and, in some states, a separate controlled substance license must be obtained to dispense controlled substances. In addition, pharmacies selling controlled substances are required to maintain extensive records and often report information to state and federal agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations.

Recently, pharmaceutical manufacturers, wholesale distributors and retailers have faced intense scrutiny and, in some cases, investigations and litigation relating to the distribution of prescription opioid pain medications. On May 22, 2018, we received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe that we have engaged in unfair or deceptive trade practices under Alaska's Unfair Trade Practices and Consumer Act and seeking documents regarding our policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. We have been cooperating with the Alaska Attorney General in this investigation and do not currently have a basis to believe we have violated Alaska's Unfair Trade Practices and Consumer Act. However, the investigation remains in its early stages.

Albertson's LLC has been named in a complaint brought by The Blackfeet Tribe of the Blackfeet Indian Reservation.  The complaint was filed on August 29, 2018 in the United States District Court for the Northern District of Ohio as one of 62 cases consolidated under rules governing multidistrict litigation. We were served with the complaint on January 11, 2019. The complaint asserts unspecified allegations that we contributed to the national opioid situation.  As a drug retailer that only dispenses medication as prescribed by licensed physicians, we believe that the claims are factually inaccurate and without merit.

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

As of February 23, 2019, approximately 170,000 of our employees were covered by collective bargaining agreements. Collective bargaining agreements covering approximately 106,000 of our employees have expired or are scheduled to expire in fiscal 2019. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our free cash flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results.

We are sponsors of defined benefit retirement plans for certain employees at our Safeway Inc. ("Safeway"), United Supermarkets, LLC ("United") and Shaw's stores and distribution centers. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and cash contributions to fund the plans.

Unfavorable investment performance, increased pension expense and cash contributions may have an adverse impact on our financial results. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Pension Benefit Guaranty Corporation ("PBGC") has the authority to petition a court to terminate an underfunded pension plan under limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Internal Revenue Code (the "Code"), the liability under these defined benefit plans is joint and several with all members of the control group, such that each member of the control group would be liable for the defined benefit plans of each other member of the control group.

In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the Pension Protection Act of 2006 (the "PPA"), contributions in addition to those made pursuant to a collective bargaining agreement may be required in limited circumstances.

Pension expenses for multiemployer pension plans are recognized by us as contributions are made. Benefits generally are based on a fixed amount for each year of service. Our contributions to multiemployer plans were $451.1 million, $431.2 million and $399.1 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans. We have attempted, however, as of February 23, 2019, to estimate our share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. As of February 23, 2019, our estimate of the Company's share of the underfunding of multiemployer plans to which we contribute was $4.7 billion. Our share of underfunding described above is an estimate and could change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the PPA, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code. Safeway is the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Joint Pension Plan (“FELRA”). FELRA reported in its 2017 Form 5500 that it projects that it will become insolvent in approximately the fourth quarter of 2020.

The United States Congress established a joint committee in February 2018 with the objective of formulating recommendations to improve the solvency of multiemployer pension plans and the PBGC. Although the joint committee's term expired without it making any formal recommendations, Congress is expected to continue to consider these issues, which may result in legislative changes. If the funding required for these plans declines, our future expense could be favorably affected. Favorable legislation could also decrease our financial obligations to the plans. On the other hand, our share of the underfunding and our future expense and liability could increase if the financial condition of the plans deteriorated or if adverse changes in the law occurred. We continue to evaluate our potential exposure to underfunded multiemployer pension plans.

In the event we were to exit certain markets or otherwise cease contributing to these plans, we could trigger a substantial withdrawal liability. Any accrual for withdrawal liability will be recorded when a withdrawal is probable and can be reasonably estimated, in accordance with GAAP. All trades or businesses in the employer's control group are jointly and severally liable for the employer's withdrawal liability.

We are subject to withdrawal liabilities related to Safeway's previous closure in 2015 of its Dominick's division. One of the plans, the UFCW & Employers Midwest Pension Fund (the "Midwest Plan"), had asserted we may be liable for mass withdrawal liability, if the plan has a mass withdrawal, in addition to the liability the Midwest Plan already has assessed. We believe it is unlikely that a mass withdrawal will occur in the foreseeable future and dispute that the Midwest Plan would have the right to assess mass withdrawal liability against us if the Midwest Plan had a mass withdrawal. We are disputing in arbitration the amount of the withdrawal liability the Midwest Plan has assessed. The amount of the withdrawal liability recorded as of February 23, 2019 with respect to the Dominick's division was $142.1 million.

See Note 12—Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information relating to our participation in these multiemployer pension plans.

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

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 23, 2019, we employed approximately 68,000 associates in California, where the current minimum wage was increased to $12.00 per hour effective January 1, 2019, and will gradually increase to $15.00 per hour by January 1, 2022. In Maryland, where we employed approximately 7,200 associates as of February 23, 2019, the minimum wage is $10.10 per hour, and, while not final, Maryland lawmakers are advancing a bill that could gradually increase the minimum wage to $15.00 per hour by 2025. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 1,800 associates as of February 23, 2019, was increased to $16.00 per hour effective January 1, 2019 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,200 associates as of February 23, 2019, the minimum wage was increased to $12.00 per hour effective July 1, 2018, and will gradually increase to $13.00 per hour by July 1, 2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

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

Federal regulations under the Clean Air Act require phase out of the production of ozone depleting refrigerants that include hydrochlorofluorocarbons, the most common of which is R-22. By 2020, production of new R-22 refrigerant gas will be completely phased out; however, recovered and recycled/reclaimed R-22 will be available for servicing systems after 2020. We are reducing our R-22 footprint while continuing to repair leaks, thus extending the useful lifespan of existing equipment. For fiscal 2018, we incurred approximately $15 million for system retrofits, and we have budgeted approximately $12 million for subsequent years. Leak repairs are part of the ongoing refrigeration maintenance budget. We may be required to spend additional capital above and beyond what is currently budgeted for system retrofits and leak repairs which could have a significant impact on our business, results of operations and financial condition.

Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial and could have a material adverse effect on our business. Under current environmental laws, we may be held responsible for the remediation of environmental conditions regardless of whether we lease, sublease or own the stores or other facilities and regardless of whether such environmental conditions were created by us or a prior owner or tenant. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that negatively affect us directly or indirectly through increased costs on our suppliers. There can be no assurance that environmental contamination relating to prior, existing or future sites or other environmental changes will not adversely affect us through, for example, business interruption, cost of remediation or adverse publicity.

We are subject to, and may in the future be subject to, legal or other proceedings that could have a material adverse effect on us.

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, which contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

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

In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. Any unauthorized access into our customers' sensitive information, or data belonging to us or our suppliers, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers' confidence in us and subject us to potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our financial condition and results of operations.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry ("PCI") Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain or detect all cyber-attacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS and ANSI data encryption standards and the California Consumer Privacy Act which will take effect in January 2020, could be significant.

The loss of confidence from a data security breach involving our customers or employees could hurt our reputation and cause customer retention and employee recruiting challenges.

We receive and store personal information in connection with our marketing and human resources organizations. The protection of our customer and employee data is critically important to us. Despite our considerable efforts to secure our respective computer networks, security could be compromised, confidential information could be misappropriated or system disruptions could occur, as has occurred with a number of other retailers. If we experience a data security breach, we could be exposed to government enforcement actions, possible assessments from the card brands if credit card data was involved and potential litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether.

Unauthorized computer intrusions could adversely affect our brands and could discourage customers from shopping with us.

In 2014, we were the subject of an unauthorized intrusion affecting 800 of our stores in an attempt to obtain credit card data. While the claims arising out of this intrusion have been substantially resolved, there can be no assurance that we will not suffer a similar criminal attack in the future or that unauthorized parties will not gain access to personal information of our customers. While we have implemented additional security software and hardware designed to provide additional protections against unauthorized intrusions, there can be no assurance that unauthorized individuals will not discover a means to circumvent our security. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Computer intrusions could adversely affect our brands, have caused us to incur legal and other fees, may cause us to incur additional expenses for additional security measures and could discourage customers from shopping in our stores.

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

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment, and we may incur significant impairment charges as a result.

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment. We have incurred significant impairment charges to earnings in the past. Long-lived asset impairment charges were $36.3 million, $100.9 million and $46.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Failure to achieve sufficient levels of cash flow at reporting units and at store-level could result in impairment charges on long-lived assets. We also review goodwill for impairment annually on the first day of the fiscal fourth quarter or if events or changes in circumstances indicate the occurrence of a triggering event. During fiscal 2017, we recorded a goodwill impairment loss of $142.3 million. The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2018 and fiscal 2016 did not result in impairment.

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

We may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, we could be responsible for the lease obligation. Due to the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows. No liability has been recorded for assigned leases in our consolidated balance sheet related to these contingent obligations.

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

We have a significant amount of indebtedness. As of February 23, 2019, we had $10.1 billion of debt outstanding (other than capital lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.4 billion under our ABL Facility.

Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, there can be no assurance that we will be able to refinance any of our debt or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; or

•	negotiations with our lenders to restructure the applicable debt.

Our debt instruments may restrict, or market or business conditions may limit, our ability to obtain additional indebtedness, refinance our indebtedness or use some of our options.

Despite our significant indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements that govern our ABL Facility and our Term Loan Facility (together with the ABL Facility, the "Senior Secured Credit Facilities") and the indentures that govern NALP's 6.52% to 7.15% Medium-Term Notes, due July 2027-June 2028, 7.75% Debentures due June 2026, 7.45% Senior Debentures due August 2029, 8.70% Senior Debentures due May 2030 and 8.00% Senior Debentures due May 2031 (collectively, the "NALP Notes"), Safeway's 3.95% Senior Notes due August 2020, 4.75% Senior Notes due December 2021, 7.45% Senior Debentures due September 2027 and 7.25% Senior Debentures due February 2031, and ACI's 6.625% Senior Notes due June 2024 (the "2024 Notes"), 5.750% Senior Notes due September 2025 and 7.5% Senior Notes due March 2026 (the "2026 Notes") permit us to incur significant additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness, we require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, as described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit agreement, or any replacement revolving credit facility in respect thereof, could elect to terminate their revolving commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our debt instruments limit our flexibility in operating our business.

Our debt instruments contain various covenants that limit our and our restricted subsidiaries' ability to engage in specified types of transactions. A breach of any of these covenants could result in a default under our debt instruments. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. In addition, certain of the covenants governing the ABL Facility, the Term Loan Facilities and our existing notes restrict, among other things, our and our restricted subsidiaries' ability to:

•	incur additional indebtedness or provide guarantees in respect of obligations of other persons;

•	pay dividends on, repurchase or make distributions to our owners or make other restricted payments or make certain investments;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	sell or otherwise dispose of certain assets;

•	incur liens;

•	engage in sale and leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with our affiliates.

In addition, the restrictive covenants in our ABL Facility require us, in certain circumstances, to maintain a specific fixed charge coverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control, and there can be no assurance that we will meet it. A breach of this covenant could result in a default under such facilities. Moreover, the occurrence of a default under our ABL Facility could result in an event of default under our other indebtedness. Upon the occurrence of an event of default under our ABL Facility, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable and terminate all commitments to extend further credit. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Currently, substantially all of our assets are pledged as collateral under the Senior Secured Credit Facilities.

As of February 23, 2019, our total indebtedness was approximately $10.1 billion, including $4.7 billion outstanding under our Senior Secured Credit Facilities. As of February 23, 2019, we had $520.8 million of outstanding standby letters of credit under our Senior Secured Credit Facilities. Substantially all of our and our subsidiaries' assets are pledged as collateral for this indebtedness. As of February 23, 2019, our ABL Facility would have permitted additional borrowings of up to a maximum of $3.4 billion subject to our borrowing base as of that date. If we are unable to repay all secured borrowings under our Senior Secured Credit Facilities when due, whether at maturity or if declared due and payable following a default, the administrative agents or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 23, 2019, we operated 2,269 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	138	Louisiana	16	Oregon	122
Arkansas	1	Maine	21	Pennsylvania	50
California	598	Maryland	65	Rhode Island	8
Colorado	107	Massachusetts	75	South Dakota	3
Connecticut	4	Montana	38	Texas	213
Delaware	18	Nebraska	5	Utah	5
District of Columbia	12	Nevada	49	Vermont	19
Hawaii	22	New Hampshire	26	Virginia	39
Idaho	41	New Jersey	76	Washington	219
Illinois	182	New Mexico	35	Wyoming	14
Indiana	4	New York	17

The following table summarizes our stores by size as of February 23, 2019:

Square Footage	Number of stores	Percent of total
Less than 30,000	208	9.2%
30,000 to 50,000	792	34.9%
More than 50,000	1,269	55.9%
Total stores	2,269	100.0%

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

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in Note 14 - Commitments and contingencies and off balance sheet arrangements in our consolidated financial statements, included elsewhere in this document.

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

Item 4 - Mine Safety Disclosures

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of the date of this report, there is no publicly-traded market for the Company's common stock. All of the shares of the Company's common stock are held by Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI").

Distributions

On June 30, 2017, the Company's predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders. The Company does not intend to declare or pay a dividend for the foreseeable future. Any dividends or changes to ACI's dividend policy will be made at the discretion of the board of directors of ACI and will depend upon many factors, including the financial condition of ACI, earnings, legal requirements, including limitations imposed by Delaware law, and restrictions in ACI's debt agreements that limit its ability to pay dividends to stockholders and other factors the board of directors of ACI deems relevant.

Item 6 - Selected Financial Information

The selected consolidated financial information set forth below is derived from our annual Consolidated Financial Statements for the periods indicated below, including the Consolidated Balance Sheets at February 23, 2019 and February 24, 2018 and the related Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the 52 weeks ended February 23, 2019, February 24, 2018 and February 25, 2017 and notes thereto appearing elsewhere in this Form 10-K.

(in millions)	Fiscal 2018	Fiscal 2017 (2)	Fiscal 2016 (2)	Fiscal 2015 (2)	Fiscal 2014 (1)(2)
Results of Operations
Net sales and other revenue	$60,534.5	$59,924.6	$59,678.2	$58,734.0	$27,198.6
Gross Profit	16,894.6	16,361.1	16,640.5	16,061.7	7,502.8
Selling and administrative expenses	16,107.3	16,275.4	16,032.9	15,702.6	8,157.0
Goodwill impairment	—	142.3	—	—	—
Operating income (loss)	787.3	(56.6)	607.6	359.1	(654.2)
Interest expense, net	830.8	874.8	1,003.8	950.5	633.2
Loss (gain) on debt extinguishment	8.7	(4.7)	111.7	—	—
Other (income) expense	(104.4)	(9.2)	(44.3)	(49.6)	91.2
Income (loss) before income taxes	52.2	(917.5)	(463.6)	(541.8)	(1,378.6)
Income tax benefit	(78.9)	(963.8)	(90.3)	(39.6)	(153.4)
Net income (loss)	$131.1	$46.3	$(373.3)	$(502.2)	$(1,225.2)

Balance Sheet (at end of period)
Cash and cash equivalents	$926.1	$670.3	$1,219.2	$579.7	$1,125.8
Total assets	20,776.6	21,812.3	23,755.0	23,770.0	25,678.3
Total stockholders' / member equity	1,450.7	1,398.2	1,371.2	1,613.2	2,168.5
Total debt, including capital leases	10,586.4	11,875.8	12,337.9	12,226.3	12,569.0
Net cash provided by (used in) operating activities	1,687.9	1,018.8	1,813.5	901.6	(165.1)
(1) Includes results from four weeks for the stores purchased in the Safeway acquisition on January 30, 2015.
(2) These periods have been adjusted for the retrospective adoption of Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" in the first quarter of fiscal 2018. We reclassified non-service pension and post-retirement cost components to Other (income) expense from Selling and administrative expenses. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies within Item 8 of this Form 10-K for additional information.

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
Our last three fiscal years consisted of the 52 weeks ended February 23, 2019 ("fiscal 2018"), February 24, 2018 ("fiscal 2017") and February 25, 2017 ("fiscal 2016"). The Company's fiscal year ending February 29, 2020 will consist of 53 weeks ("fiscal 2019"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," "the Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.
OVERVIEW

We are one of the largest food and drug retailers in the United States, with both a strong local presence and national scale. As of February 23, 2019, we operated 2,269 stores across 34 states and the District of Columbia under 20 well-known banners including Albertsons, Safeway, Vons, Jewel-Osco, Shaw's, Acme, Tom Thumb, Randalls, United Supermarkets, Market Street, Pavilions, Star Market, Carrs and Haggen, as well as meal kit company Plated. Additionally, as of February 23, 2019, we operated 1,282 in-store branded coffee shops, 397 adjacent fuel centers, 23 dedicated distribution centers, six Plated fulfillment centers, 20 manufacturing facilities and various online platforms.

We employed a diverse workforce of approximately 267,000, 275,000 and 273,000 associates as of February 23, 2019, February 24, 2018 and February 25, 2017, respectively. As of February 23, 2019, approximately 170,000 of our employees were covered by collective bargaining agreements. Collective bargaining agreements covering approximately 106,000 employees have expired or are scheduled to expire in fiscal 2019. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could increase our operating costs and disrupt our operations.
Our Strategy

We run a great brick and mortar supermarket business focused on fresh and local merchandising. We believe this provides the foundation for growth in both the four-wall and no-wall (eCommerce) environments as we allow our customers to shop with us whenever, wherever and however they want. We operate our business through the execution of the following strategies:

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

Expanding Our Own Brands Offerings. We continue to drive sales growth and profitability by extending our Own Brand offerings across our banners, including high-quality and recognizable brands O Organics, Signature Brands, Signature Cafe and Lucerne, each of which achieved over $1 billion in sales in the fiscal year ended February 23, 2019. Our Own Brand products achieved over $12.5 billion in sales during fiscal 2018, with 25.1% own brands penetration.

Leveraging Our Effective and Scalable Loyalty Programs. We believe we can grow basket size and improve the shopping experience for our customers with our just for U and fuel and grocery-based loyalty programs. Over 16.4 million members are currently enrolled in our loyalty programs. We believe we can further enhance our merchandising and marketing programs by utilizing our customer analytics capabilities, including advanced digital marketing and mobile applications, to improve customer retention and provide targeted promotions to our customers. For example, our just for U and fuel and grocery rewards customers have demonstrated greater basket size, improved customer retention rates and an increased likelihood to redeem promotions offered in our stores.

Providing Our Customers with Convenient Digital Solutions. We seek to provide our customers with the means to shop how, when and where they choose. As consumer preferences evolve towards greater convenience, we are improving our online offerings, including home delivery and "Drive Up and Go" services. We continue to enhance our delivery platform to offer more delivery options and windows across our store base, including early morning deliveries, same-day deliveries, deliveries within hours and unattended deliveries. In addition, we are seeking to expand our curbside "Drive Up and Go" program in order to enable customers to conveniently pick up their goods on the way home or to the office. We have added to our delivery offerings with our alliance with Instacart, offering delivery in as little as an hour across key market areas. We believe our strategy of providing customers with a variety of in-store and online options that suit their varying individual needs will drive additional sales growth and differentiate us from many of our competitors.

Capitalizing on Demand for Health and Wellness Services. We intend to leverage our portfolio of 1,739 pharmacies and our growing network of wellness clinics to capitalize on increasing customer demand for health and wellness services. Pharmacy customers are among our most loyal, and we plan to continue to grow our pharmacy script counts through new patient prescription transfer programs and initiatives such as clinic, hospital and preferred network partnerships, which we believe will expand our access to more customers. To further enhance our pharmacy offerings, in 2017 we acquired MedCart Specialty Pharmacy, a URAC-accredited specialty pharmacy with accreditation and license to operate in over 40 states, which extends our ability to service our customers' health needs.

Continuously Evaluating and Upgrading Our Store Portfolio. We plan to pursue a disciplined but committed capital allocation strategy to upgrade, remodel and relocate stores to attract customers to our stores and to increase store volumes. We opened six and 15 new stores in fiscal 2018 and fiscal 2017, respectively, and expect to open approximately 15 new stores in fiscal 2019. We completed 128 upgrade and remodel projects in fiscal 2018 and expect to complete approximately 300 upgrade and remodel projects during fiscal 2019.

Driving Innovation. We intend to drive traffic and sales growth through constant innovation. We will remain focused on identifying emerging trends in food and sourcing new and innovative products. We are adjusting our store layouts to accommodate a greater assortment of grab-and-go, individually packaged and snack-sized meals. We continue to roll out new merchandising initiatives across our store base, including meal kits, product sampling events, quality prepared foods and in-store dining.

Sharing Best Practices Across Divisions. Our division leaders collaborate closely to ensure the rapid sharing of best practices. Recent examples include the expansion of our O Organics and Open Nature offerings across banners, the roll-out of signature products such as Albertsons' in-store fresh-cut fruit and vegetables and implementing Safeway's successful wine and floral shop strategies, with broader product assortments and new fixtures across many of our banners.

Enhancing Our Operating Margin. Our focus on sales growth provides an opportunity to enhance our operating margin by leveraging our fixed costs. We plan to realize further margin benefits through added scale from partnering with vendors and by achieving efficiencies in manufacturing and distribution. We are investing in our supply channel, including the automation of several of our distribution centers, in order to create efficiencies and reduce costs. In addition, we maintain a disciplined approach to expense management and budgeting.

Capitalizing on Our Fully Realized Synergy Realization Plan. We achieved approximately $823 million in annual run-rate synergies as of the end of fiscal 2018 from our acquisition of Safeway. During fiscal 2016, fiscal 2017 and fiscal 2018, we achieved synergies from the Safeway acquisition of approximately $575 million, $675 million and $775 million, respectively.

Focusing on Sustainability. We strive to make every day a better day for our people, customers, communities and planet. During fiscal 2018, we raised approximately $43 million to benefit 2,000 organizations through foundation grants and donated more than $226 million to food banks and other hunger relief agencies. We also recycled more than 705 million pounds of cardboard and 22 million pounds of plastic film from our facilities.

Stores
The following table shows stores operating, acquired, opened, divested and closed during the periods presented:

	52 weeks ended
	February 23, 2019	February 24, 2018	February 24, 2017
Stores, beginning of period	2,318	2,324	2,271
Acquired (1)	—	5	78
Opened	6	15	15
Closed	(55)	(26)	(40)
Stores, end of period	2,269	2,318	2,324
(1) Excludes acquired stores not yet re-opened as of the end of each respective period.
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Less than 30,000	208	211	9.2%	9.1%	4.9	4.9
30,000 to 50,000	792	810	34.9%	34.9%	33.2	34.0
More than 50,000	1,269	1,297	55.9%	56.0%	74.9	76.5
Total Stores	2,269	2,318	100.0%	100.0%	113.0	115.4
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

MedCart

On May 31, 2017, we acquired MedCart Specialty Pharmacy, a URAC-accredited specialty pharmacy with accreditation and license to operate in over 40 states, which extends our ability to service our customers' health needs.

Plated

On September 20, 2017, we acquired Plated, a provider of meal kit services. The deal advanced a shared strategy to reinvent the way consumers discover, purchase and experience food. In teaming up with Plated, we added a meal kit company with leading technology and data capabilities.

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

Casa Ley

During the fourth quarter of fiscal 2017, we completed the sale of our equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley") and distributed approximately $0.934 in cash per Casa Ley contingent value right ("CVR") (or approximately $222 million in the aggregate) pursuant to the terms of the Casa Ley CVR agreement.
Haggen

During fiscal 2015, Haggen Holdings, LLC ("Haggen") secured Bankruptcy Court approval for bidding procedures for the sale of 29 stores. On March 25, 2016, we entered into a purchase agreement to acquire the 29 additional stores, which included 15 stores originally sold to Haggen as part of the Federal Trade Commission divestitures, and certain trade names and other intellectual property, for an aggregate purchase price of approximately $114 million. We completed the acquisition of these 29 stores on June 23, 2016.

RESULTS OF OPERATIONS
The following table and related discussion sets forth certain information and comparisons regarding the components of our Consolidated Statements of Operations for fiscal 2018, fiscal 2017 and fiscal 2016, respectively (in millions):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
Net sales and other revenue	$60,534.5	100.0%	$59,924.6	100.0%	$59,678.2	100.0%
Cost of sales	43,639.9	72.1	43,563.5	72.7	43,037.7	72.1
Gross profit	16,894.6	27.9	16,361.1	27.3	16,640.5	27.9
Selling and administrative expenses	16,107.3	26.6	16,275.4	27.1	16,032.9	26.9
Goodwill impairment	—	—	142.3	0.2	—	—
Operating income (loss)	787.3	1.3	(56.6)	—	607.6	1.0
Interest expense, net	830.8	1.4	874.8	1.5	1,003.8	1.7
Loss (gain) on debt extinguishment	8.7	—	(4.7)	—	111.7	0.2
Other income	(104.4)	(0.2)	(9.2)	—	(44.3)	(0.1)
Income (loss) before income taxes	52.2	0.1	(917.5)	(1.5)	(463.6)	(0.8)
Income tax benefit	(78.9)	(0.1)	(963.8)	(1.6)	(90.3)	(0.2)
Net income (loss)	$131.1	0.2%	$46.3	0.1%	$(373.3)	(0.6)%

Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales results, on an actual basis, for the past three fiscal years were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Identical sales, excluding fuel	1.0%	(1.3)%	(0.4)%
Net Sales and Other Revenue
Net sales and other revenue increased $609.9 million, or 1.0%, from $59,924.6 million in fiscal 2017 to $60,534.5 million in fiscal 2018. The components of the change in Net sales and other revenue for fiscal 2018 were as follows (in millions):

Fiscal 2018
Net sales and other revenue for fiscal 2017	$59,924.6
Identical sales increase of 1.0%	539.6
Increase in fuel sales	351.3
Decrease in sales due to store closures, net of new store openings	(413.6)
Other (1)	132.6
Net sales and other revenue for fiscal 2018	$60,534.5
(1) Includes changes in non-identical sales and other miscellaneous revenue.

The primary increase in Net sales and other revenue in fiscal 2018 as compared to fiscal 2017 was driven by our 1.0% increase in identical sales and an increase in fuel sales of $351.3 million, partially offset by a reduction in sales related to the closure of 55 stores in fiscal 2018.

Net sales and other revenue increased $246.4 million, or 0.4%, from $59,678.2 million in fiscal 2016 to $59,924.6 million in fiscal 2017. The components of the change in Net sales and other revenue for fiscal 2017 were as follows (in millions):

Fiscal 2017
Net sales and other revenue for fiscal 2016	$59,678.2
Additional sales due to new stores and acquisitions, net of store closings	589.4
Increase in fuel sales	411.2
Identical sales decline of 1.3%	(740.4)
Other (1)	(13.8)
Net sales and other revenue for fiscal 2017	$59,924.6
(1) Includes changes in non-identical sales and other miscellaneous revenue.

The primary increase in Net sales and other revenue in fiscal 2017 as compared to fiscal 2016 was driven by an increase of $589.4 million from new stores and acquisitions, net of store closings, and an increase of $411.2 million in fuel sales primarily driven by higher average retail pump prices, partially offset by a decline of $740.4 million from our 1.3% decline in identical sales.

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
Gross profit margin increased 60 basis points to 27.9% in fiscal 2018 compared to 27.3% in fiscal 2017. Excluding the impact of fuel, gross profit margin increased 70 basis points. The increase in fiscal 2018 as compared to fiscal 2017 was primarily attributable to lower shrink expense as a percentage of sales partially due to the completion of our store conversions related to the Safeway acquisition and the implementation of inventory management initiatives, lower advertising costs and improved product mix, including improved sales penetration in Own Brands.

Fiscal 2018 vs. Fiscal 2017	Basis point increase (decrease)
Lower shrink expense	31
Product mix, including increased Own Brands penetration	16
Advertising	14
Acquisition synergies	6
Other	3
Total	70
Gross profit margin decreased 60 basis points to 27.3% in fiscal 2017 compared to 27.9% in fiscal 2016. Excluding the impact of fuel, gross profit margin decreased 50 basis points. The decrease in fiscal 2017 as compared to fiscal 2016 was primarily attributable to our investment in promotions and price and higher shrink expense as a percentage of sales, which was partially due to system conversions related to our integration.

Fiscal 2017 vs. Fiscal 2016	Basis point increase (decrease)
Investment in price and changes in product mix	(36)
Increase in shrink expense	(23)
LIFO expense	(1)
Acquisition synergies	10
Total	(50)

Selling and Administrative Expenses
Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased 50 basis points to 26.6% of Net sales and other revenue in fiscal 2018 from 27.1% in fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 50 basis points during fiscal 2018 compared to fiscal 2017.

Fiscal 2018 vs. Fiscal 2017	Basis point increase (decrease)
Net property dispositions, asset impairment and lease exit costs	(39)
Depreciation and amortization	(27)
Cost reduction initiatives	(18)
Employee wage and benefit costs (primarily incentive pay)	28
Other (includes an increase in acquisition and integration costs)	6
Total	(50)

The decrease during fiscal 2018 compared to fiscal 2017 was primarily attributable to lower depreciation and amortization expense, higher gains related to the sale of assets and the Company's cost reduction initiatives, partially offset by increased employee wage and benefit costs and higher acquisition and integration costs. Higher gains related to the sale of assets were primarily due to the disposition of various store properties during fiscal 2018. Increased employee wage and benefit costs were primarily attributable to incentive pay as a result of improved operating performance. Higher acquisition and integration costs were primarily driven by the 506 store conversions in fiscal 2018 related to the Safeway integration compared to 219 store conversions in fiscal 2017.
Selling and administrative expenses increased 20 basis points to 27.1% of Net sales and other revenue in fiscal 2017 from 26.9% in fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 40 basis points during fiscal 2017 compared to fiscal 2016.

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

Goodwill Impairment

No goodwill impairment was recorded in fiscal 2018 compared to $142.3 million in fiscal 2017.
Interest Expense, Net

Interest expense, net was $830.8 in fiscal 2018, $874.8 million in fiscal 2017 and $1,003.8 million in fiscal 2016. The decrease in Interest expense, net for fiscal 2018 compared to fiscal 2017 is primarily due to lower average outstanding borrowings as a result of our term loan paydown and other debt reduction during fiscal 2018 and lower amortization and write-off of deferred financing costs and original issue discount, partially offset by $10.9 million of interest that was due and payable on the floating rate senior secured notes that were issued in connection with the Merger Agreement and later redeemed as further described herein.
The following details our components of Interest expense, net for the respective fiscal years (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
ABL Facility, senior secured and unsecured notes, term loans and debentures	$698.3	$701.5	$764.3
Capital lease obligations	81.8	96.3	106.8
Amortization and write off of deferred financing costs	42.7	56.1	84.4
Amortization and write off of debt discounts	20.3	16.0	22.3
Other interest (income) expense	(12.3)	4.9	26.0
Interest expense, net	$830.8	$874.8	$1,003.8

The weighted average interest rate during the year was 6.6%, excluding amortization of debt discounts and deferred financing costs. The weighted average interest rate during fiscal 2017 and fiscal 2016 was 6.5% and 6.8%, respectively.
Loss (Gain) on Debt Extinguishment
During fiscal 2018, we repurchased Safeway's 7.45% Senior Debentures due 2027 and 7.25% Debentures due 2031 with a par value of $333.7 million and a book value of $322.4 million, and NALP Notes with a par value of $108.4 million and a book value of $96.4 million for an aggregate of $424.4 million (the "2018 Repurchases"). We also redeemed Safeway's 5.00% Senior Notes due 2019 (the "2018 Redemption") for $271.7 million, which included an associated make-whole premium of $3.1 million. In connection with the 2018 Repurchases and the 2018 Redemption, we recorded a loss on debt extinguishment of $8.7 million.
During fiscal 2017, we repurchased NALP Notes with a par value of $160.0 million and a book value of $140.2 million for $135.5 million plus accrued interest of $3.7 million (the "NALP Notes Repurchase"). In connection with the NALP Notes Repurchase, we recorded a gain on debt extinguishment of $4.7 million.
On June 24, 2016, a portion of the net proceeds from the issuance of the 2024 Notes was used to fully redeem $609.6 million of 7.75% Senior Secured Notes due 2022 (the "2016 Redemption"). In connection with the 2016 Redemption, we recorded a $111.7 million loss on debt extinguishment comprised of an $87.7 million make-whole premium and a $24.0 million write off of deferred financing costs and original issue discount.
Other Income
For fiscal 2018, Other income was $104.4 million primarily driven by adjustments related to acquisition-related contingent consideration, gains related to non-operating minority investments and non-service cost components of net pension and post-retirement expense. For fiscal 2017, Other income was $9.2 million primarily driven by changes in our equity method investment in Casa Ley, changes in the fair value of the contingent value rights, which we refer to as CVRs, non-service cost components of net pension and post-retirement expense and gains and losses on the sale of non-operating minority investments. For fiscal 2016, Other income was $44.3 million primarily driven by gains on the sale of certain investments, changes in our equity method investments and non-service cost components of net pension and post-retirement expense.
Income Taxes
Income tax was a benefit of $78.9 million in fiscal 2018, $963.8 million in fiscal 2017 and $90.3 million in fiscal 2016. Prior to the Reorganization Transactions, a substantial portion of our businesses and assets were held and operated by limited liability companies, which are generally not subject to entity-level federal or state income taxation. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for a discussion and definition of the "Reorganization Transactions." On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, which resulted in a significant ongoing benefit to us, primarily due to the reduction in the corporate tax rate from 35% to 21% and the ability to accelerate depreciation deductions for qualified property purchases.
The components of the change in income taxes for the last three fiscal years were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income tax expense (benefit) at federal statutory rate	$11.0	$(301.5)	$(162.3)
State income taxes, net of federal benefit	0.7	(39.8)	(20.2)
Change in valuation allowance	(3.3)	(218.0)	107.1
Unrecognized tax benefits	(16.2)	(36.5)	(18.7)
Member loss	—	83.1	16.6
Charitable donations	(4.4)	—	(11.1)
Tax credits	(10.8)	(9.1)	(17.3)
Indemnification asset	—	—	5.1
Effect of Tax Cuts and Jobs Act	(56.9)	(430.4)	—
CVR liability adjustment	—	(20.3)	7.5
Reorganization of limited liability companies	—	46.7	—
Nondeductible equity-based compensation expense	3.8	1.6	4.2
Other	(2.8)	(39.6)	(1.2)
Income tax benefit	$(78.9)	$(963.8)	$(90.3)

As a result of the Tax Act, the Company recorded a net non-cash tax benefit of $56.9 million and $430.4 million in fiscal 2018 and fiscal 2017, respectively, primarily due to the lower corporate tax rate. The income tax benefit in fiscal 2017 includes a net $218.0 million non-cash benefit from the reversal of a valuation allowance, partially offset by an increase of $46.7 million in net deferred tax liabilities from our limited liability companies related to the Reorganization Transactions.

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
For fiscal 2018, Adjusted EBITDA was $2.7 billion, or 4.5% of Net sales and other revenue, compared to $2.4 billion, or 4.0% of Net sales and other revenue, for fiscal 2017. The increase in Adjusted EBITDA primarily reflects our identical sales increase, improved gross profit and realization of our cost reduction initiatives.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income (loss)	$131.1	$46.3	$(373.3)
Depreciation and amortization	1,738.8	1,898.1	1,804.8
Interest expense, net	830.8	874.8	1,003.8
Income tax benefit	(78.9)	(963.8)	(90.3)
EBITDA	2,621.8	1,855.4	2,345.0

Integration costs (1)	186.3	156.2	144.1
Acquisition-related costs (2)	73.4	61.5	69.5
Loss (gain) on debt extinguishment	8.7	(4.7)	111.7
Equity-based compensation expense	47.7	45.9	53.3
Net (gain) loss on property dispositions, asset impairment and lease exit costs (3)	(165.0)	66.7	(39.2)
Goodwill impairment	—	142.3	—
LIFO expense (benefit)	8.0	3.0	(7.9)
Collington acquisition (4)	—	—	78.9
Miscellaneous adjustments (5)	(39.6)	71.6	61.1
Adjusted EBITDA	$2,741.3	$2,397.9	$2,816.5
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisition and financing activities, including management fees of $13.8 million in each year. Fiscal 2018 includes expenses related to the mutually terminated merger with Rite Aid. Fiscal 2016 includes adjustments to tax indemnification assets of $12.3 million.
(3) Fiscal 2018 includes gains related to various property dispositions and the amortization of deferred gains related to sale leaseback transactions. Fiscal 2017 includes asset impairment losses of $100.9 million primarily related to underperforming stores. Fiscal 2016 includes a net gain of $42.9 million related to the disposition of a portfolio of surplus properties.
(4) Fiscal 2016 charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the acquisition of Collington Services, LLC ("Collington").
(5) Miscellaneous adjustments include the following:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Lease related adjustments (a)	$5.8	$17.4	$27.0
Net realized and unrealized gain on non-operating investments	(17.2)	(5.1)	(9.7)
Adjustments to contingent consideration	(59.3)	—	—
Facility closures and related transition costs (b)	13.4	12.4	23.0
Costs related to initial public offering and reorganization transactions	1.6	8.7	23.9
Changes in our equity method investment in Casa Ley and related CVR adjustments	—	53.8	1.5
Certain legal and regulatory accruals and settlements, net	4.0	(13.7)	(0.1)
Other (c)	12.1	(1.9)	(4.5)
Total miscellaneous adjustments	$(39.6)	$71.6	$61.1
(a) Primarily includes lease adjustments related to deferred rents, deferred gains on leases and costs incurred on leased surplus properties.
(b) Includes costs related to facility closures and the transition to our decentralized operating model.
(c) Primarily includes gains and losses from interest rate and commodity hedges, and adjustments for unconsolidated equity investments

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow, which we define as Adjusted EBITDA less capital expenditures (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net cash provided by operating activities	$1,687.9	$1,018.8	$1,813.5
Income tax benefit	(78.9)	(963.8)	(90.3)
Deferred income tax	81.5	1,094.1	219.5
Interest expense, net	830.8	874.8	1,003.8
Changes in operating assets and liabilities	(176.2)	222.1	(251.9)
Amortization and write-off of deferred financing costs	(42.7)	(56.1)	(84.4)
Acquisition and integration costs	259.7	217.7	213.6
Pension and post-retirement expense, net of contributions	174.8	22.8	(84.0)
Collington acquisition	—	—	78.9
Other adjustments	4.4	(32.5)	(2.2)
Adjusted EBITDA	2,741.3	2,397.9	2,816.5
Less: capital expenditures	(1,362.6)	(1,547.0)	(1,414.9)
Free Cash Flow	$1,378.7	$850.9	$1,401.6

LIQUIDITY AND FINANCIAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash at the end of each period (in millions):

	February 23, 2019	February 24, 2018	February 25, 2017
Cash and cash equivalents and restricted cash at end of period	$967.7	$680.8	$1,229.1
Cash flows provided by operating activities	1,687.9	1,018.8	1,813.5
Cash flows used in investing activities	(86.8)	(469.0)	(1,079.6)
Cash flows used in financing activities	(1,314.2)	(1,098.1)	(97.8)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1,687.9 million during fiscal 2018 compared to net cash provided by operating activities of $1,018.8 million during fiscal 2017. The increase in net cash flow from operating activities during fiscal 2018 compared to fiscal 2017 was primarily due to the increase in Adjusted EBITDA, principally reflecting the results in fiscal 2018 compared to fiscal 2017, and changes in working capital primarily related to accounts payable and accrued liabilities, which includes $42.3 million in payments related to litigation settlements in fiscal 2017, partially offset by $199.3 million in pension contributions in fiscal 2018.
Net cash provided by operating activities was $1,018.8 million during fiscal 2017 compared to net cash provided by operating activities of $1,813.5 million during fiscal 2016. The decrease in net cash flow from operating activities during fiscal 2017 compared to fiscal 2016 was primarily due to the decrease in Adjusted EBITDA, principally reflecting the results in fiscal 2017 compared to fiscal 2016, and changes in working capital primarily related to accounts payable and accrued liabilities and the $42.3 million payment on litigation settlements, partially offset by a decrease in interest and income taxes paid of $110.7 million and $113.4 million, respectively. Fiscal 2016 cash provided by operating activities also includes a correction in the classification of certain book overdrafts resulting in an increase of $139.2 million.
Net Cash Used In Investing Activities
Net cash used in investing activities during fiscal 2018 was $86.8 million primarily due to payments for property and equipment, including lease buyouts, of $1,362.6 million, which includes approximately $70 million of Safeway integration-related capital expenditures, partially offset by proceeds from the sale of assets of $1,252.0 million. Asset sale proceeds primarily relate to the sale and subsequent leaseback of seven of our distribution center properties during fiscal 2018 and other property dispositions.
Net cash used in investing activities during fiscal 2017 was $469.0 million primarily due to payments for property and equipment, including lease buyouts, of $1,547.0 million, which includes approximately $200 million of Safeway integration-related capital expenditures, and payments for business acquisitions of $148.8 million partially offset by proceeds from the sale of assets of $939.2 million and proceeds from the sale of our equity method investment in Casa Ley of $344.2 million. Asset sale proceeds primarily relate to the sale and subsequent leaseback of 94 store properties during the third and fourth quarters of fiscal 2017.
Net cash used in investing activities during fiscal 2016 was $1,079.6 million primarily due to payments for property and equipment, including lease buyouts, of $1,414.9 million, which includes approximately $250 million of Safeway integration-related capital expenditures, and payments for business acquisitions of $220.6 million partially offset by proceeds from the sale of assets of $477.0 million. Asset sale proceeds include the sale and 36-month leaseback of two distribution centers in Southern California and the sale of a portfolio of surplus properties.

In fiscal 2018, we spent approximately $1,363 million for capital expenditures, including approximately $70 million of Safeway integration-related capital expenditures. For fiscal 2018, we completed 128 upgrade and remodel projects and opened six new stores. In fiscal 2019, we expect to spend approximately $1,450 million in capital expenditures, or approximately 2.4% of our sales in fiscal 2018, as follows (in millions):

Projected Fiscal 2019 Capital Expenditures
New stores and remodels	$575.0
IT	350.0
Real estate and expansion capital	225.0
Maintenance	200.0
Supply chain	100.0
Total	$1,450.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $1,314.2 million in fiscal 2018 consisting of payments on long-term debt and capital leases of $3,179.8 million, partially offset by proceeds from the issuance of long-term debt of $1,969.8 million. Proceeds from the issuance of long-term debt and payments of long-term debt consisted of the issuance of the 2026 Notes, the issuance and subsequent redemption of the $750.0 million floating rate senior secured notes as a result of the mutual termination of the Merger Agreement, borrowings and repayments under our asset-based loan facility, the repayment of term loans in connection with the refinancing and repurchase of Safeway's notes described herein. Net cash used in financing activities was $1,098.1 million in fiscal 2017 due primarily to payments on long-term debt and capital lease obligations of $977.8 million, payment of the Casa Ley CVR and a member distribution of $250.0 million, partially offset by proceeds from the issuance of long-term debt. Net cash used in financing activities was $97.8 million in fiscal 2016 due primarily to payments on long-term debt and capital lease obligations, partially offset by proceeds from the issuance of long-term debt.
Debt Management
Total debt, including both the current and long-term portions of capital lease obligations and net of debt discounts and deferred financing costs, decreased $1.3 billion to $10.6 billion as of the end of fiscal 2018 compared to $11.9 billion as of the end of fiscal 2017. The decrease in fiscal 2018 was primarily due to the repurchase of NALP and Safeway notes, and the repayment made in connection with the term loan repricing described below, offset by the issuance of $600.0 million of principal amount of 7.5% Senior Unsecured Notes.
Outstanding debt, including current maturities and net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 23, 2019
Term loans	$4,610.7
Notes and debentures	5,069.2
Capital leases	762.3
Other notes payable and mortgages	144.2
Total debt, including capital leases	$10,586.4
On November 16, 2018, the Company repaid approximately $976 million in aggregate principal amount of the $2,976.0 million term loan tranche B-4 (the "2017 Term B-4 Loan") along with accrued and unpaid interest on such amount and fees and expenses related to the Term Loan Repayment and the 2018 Term B-7 Loan (each as defined below), for which the Company used approximately $610 million of cash on hand and approximately $410 million of borrowings under the ABL Facility (such repayment, the "Term Loan Repayment"). Substantially concurrently with the Term Loan Repayment, the Company amended the Company's Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 (as amended, the "Term Loan Agreement"), to establish a new term loan tranche and amend certain provisions of the Term Loan Agreement. The new tranche consists of $2,000.0 million of new term B-7 loans (the "2018 Term B-7 Loan"). The 2018 Term B-7 Loan, together with cash on hand, was used to repay in full the remaining principal amount outstanding under the 2017 Term B-4 Loan. During fiscal 2018, Safeway repurchased certain amounts of its 7.45% Senior Debentures due 2027 and 7.25% Debentures due 2031 with a par value of $333.7 million and a book value of $322.4 million.

During fiscal 2018, the Company, through three separate transactions, completed the sale and leaseback of seven of the Company's distribution centers for an aggregate purchase price, net of closing costs, of approximately $950 million. In connection with the sale and leasebacks, the Company entered into lease agreements for each of the properties for initial terms of 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $55 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms.
Liquidity and Factors Affecting Liquidity
We estimate our liquidity needs over the next fiscal year to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases and capital leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility. See "Contractual Obligations" for a more detailed description of our commitments as of the end of fiscal 2018.
As of February 23, 2019, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3.4 billion (net of letter of credit usage). As of February 24, 2018, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3.1 billion (net of letter of credit usage).
The ABL Facility contains no financial maintenance covenants unless and until (a) excess availability is less than (i) 10% of the lesser of the aggregate commitments and the then-current borrowing base at any time or (ii) $250.0 million at any time or (b) an event of default is continuing. If any such event occurs, we must maintain a fixed charge coverage ratio of 1.0:1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.
During fiscal 2018 and fiscal 2017, there were no financial maintenance covenants in effect under the ABL Facility because the conditions listed above (and similar conditions in our refinanced asset-based revolving credit facilities) had not been met.

CONTRACTUAL OBLIGATIONS
The table below presents our significant contractual obligations as of February 23, 2019 (in millions) (1):

	Payments Due Per Year
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (2)	$10,086.3	$51.5	$370.4	$2,661.9	$7,002.5
Estimated interest on long-term debt (3)	4,248.5	633.1	1,231.3	1,075.8	1,308.3
Operating leases (4)	8,216.6	879.7	1,623.7	1,374.6	4,338.6
Capital leases (4)	1,203.0	170.5	286.2	237.2	509.1
Other long-term liabilities (5)	1,183.8	319.3	394.2	156.9	313.4
Purchase obligations (6)	402.3	179.4	83.7	55.4	83.8
Total contractual obligations	$25,340.5	$2,233.5	$3,989.5	$5,561.8	$13,555.7
(1) The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled $199.3 million in fiscal 2018 and is expected to total $12.4 million in fiscal 2019. This table excludes contributions under various multiemployer pension plans, which totaled $451.1 million in fiscal 2018 and is expected to total approximately $475 million in fiscal 2019.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See Note 8 - Long-term debt in our consolidated financial statements, included elsewhere in this document, for additional information.
(3) Amounts include contractual interest payments using the interest rate as of February 23, 2019 applicable to our variable interest term debt instruments and stated fixed rates for all other debt instruments, excluding interest rate swaps. See Note 8 - Long-term debt in our consolidated financial statements, included elsewhere in this document, for additional information.
(4) Represents the minimum rents payable under operating and capital leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, and deferred cash consideration related to Plated. Excludes the $142.1 million of assumed withdrawal liabilities related to Safeway's previous closure of its Dominick's division, and excludes the unfunded pension and postretirement benefit obligation of $502.6 million. The amount of unrecognized tax benefits of $376.2 million as of February 23, 2019 has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Excludes contingent consideration because the timing and settlement is uncertain. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash and other lease-related liabilities already reflected as operating lease commitments.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 23, 2019, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.
Guarantees

We are party to a variety of contractual agreements pursuant to which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, we may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial statements.

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
Letters of Credit
We had letters of credit of $520.8 million outstanding as of February 23, 2019. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

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
Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $36.3 million, $100.9 million and $46.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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

Goodwill

As of February 23, 2019, our goodwill totaled $1.2 billion, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

In the second quarter of the fiscal year ended February 24, 2018, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the second quarter of the fiscal year ended February 24, 2018, we revised our short-term operating plan. As a result, we determined that an interim review of the recoverability of our goodwill was necessary. Consequently, we recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from the Great Atlantic & Pacific Tea Company, Inc., due to changes in the estimate of our long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).

Goodwill has been allocated to all of our reporting units, and none of our reporting units have a zero or negative carrying amount of net assets. As of February 23, 2019, there are two reporting units with no goodwill due to the impairment loss recorded during the second quarter of the fiscal year ended February 24, 2018. There are nine reporting units with an aggregate goodwill balance of $1,034.6 million, of which the fair value of each reporting unit was substantially in excess of its carrying value, which indicates a remote likelihood of a future impairment loss. There are two reporting units with an aggregate goodwill balance of $148.7 million where it is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of the reporting unit could cause us to recognize impairment charges on a portion of the goodwill balance within each reporting unit. For example, a future decline in market conditions, continued underperformance of these two reporting units or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of these two reporting units and lead to future impairment charges.

The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2018, fiscal 2017 and fiscal 2016 did not result in impairment.
Employee Benefit Plans

Substantially all of our employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans, in addition to defined benefit plans for Safeway, Shaw's and United employees. Certain employees participate in a long-term retention incentive bonus plan. We also provide certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. Most union employees participate in multiemployer retirement plans pursuant to collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by us.
We recognize a liability for the underfunded status of the defined benefit plans as a component of pension and post-retirement benefit obligations. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive (loss) income. The determination of our obligation and related expense for our sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.
The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. As of February 27, 2016, we changed the method used to estimate the service and interest rate components of net periodic benefit cost for our defined benefit pension plans and other post-retirement benefit plans. Historically, the service and interest rate components were estimated using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We utilized weighted discount rates of 4.12% and 4.21% for our pension plan expenses for fiscal 2018 and fiscal 2017, respectively. To determine the expected rate of return on pension plan assets held by us for fiscal 2018, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. Our weighted assumed pension plan investment rate of return was 6.38% and 6.40% for fiscal 2018 and fiscal 2017, respectively. See Note 12 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information on the asset allocations of pension plan assets.
Sensitivity to changes in the major assumptions used in the calculation of our pension and other post-retirement plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease / (Increase)	Expense Decrease / (Increase)
Discount rate	+/- 1.00%	$194.8 / $(234.0)	$26.8 / $(5.2)
Expected return on assets	+/- 1.00%	- / -	$17.6 / $(17.6)

In fiscal 2018 and fiscal 2017, we contributed $199.3 million and $21.9 million, respectively, to our pension and post-retirement plans. We expect to contribute $12.4 million to our pension and post-retirement plans in fiscal 2019.
Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. See Note 11 - Income taxes in our consolidated financial statements, included elsewhere in this document, for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 23, 2019, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2007. Tax years 2007 through 2017 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

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

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. Our risk management objective and strategy is to utilize these interest rate swaps to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We believe that we are meeting our objectives of hedging our risks in changes in cash flows that are attributable to changes in LIBOR, which is the designated benchmark interest rate being hedged, on an amount of our debt principal equal to the then-outstanding swap notional amount. In accordance with the swap agreement, we receive a floating rate of interest and pay a fixed rate of interest over the life of the contract.

Interest rate volatility could also materially affect the interest rate we pay on future borrowings under the ABL Facility and the Term Loan Facilities. The interest rate we pay on future borrowings under the ABL Facility and the Term Loan Facilities are dependent on LIBOR. We believe a 100 basis point increase on our variable interest rates would impact our interest expense by approximately $22 million.

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

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$4.2	$141.1	$134.5	$4.7	$5.0	$5,102.5	$5,392.0	$5,139.2
Weighted average interest rate	7.15%	4.04%	4.83%	6.97%	6.98%	6.86%	6.74%
Variable Rate - Principal payments	$47.3	$47.4	$47.4	$1,124.0	$1,528.2	$1,900.0	$4,694.3	$4,662.0
Weighted average interest rate (1)	5.54%	5.54%	5.54%	5.39%	5.69%	5.52%	5.54%
(1) Excludes effect of interest rate swaps. Also excludes debt discounts and deferred financing costs.

	Pay Fixed / Receive Variable
	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Cash Flow Hedges
Average Notional amount outstanding	$2,514.0	$1,957.0	$1,653.0	$593.0	$—	$—
Average pay rate	5.8%	5.8%	5.8%	5.9%	0.0%	0.0%
Average receive rate	5.5%	5.3%	5.3%	5.3%	0.0%	0.0%

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Albertsons Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and its subsidiaries (the "Company") as of February 23, 2019 and February 24, 2018, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders'/member equity for the 52 weeks ended February 23, 2019, the 52 weeks ended February 24, 2018 and the 52 weeks ended February 25, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 23, 2019 and February 24, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 23, 2019, in conformity with the accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
April 24, 2019

We have served as the Company's auditor since 2006.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 23, 2019	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$926.1	$670.3
Receivables, net	586.2	615.3
Inventories, net	4,332.8	4,421.1
Prepaid assets	316.2	368.6
Other current assets	88.7	73.3
Total current assets	6,250.0	6,148.6

Property and equipment, net	9,861.3	10,770.3
Intangible assets, net	2,834.5	3,142.5
Goodwill	1,183.3	1,183.3
Other assets	647.5	567.6
TOTAL ASSETS	$20,776.6	$21,812.3

LIABILITIES
Current liabilities
Accounts payable	$2,918.7	$2,833.0
Accrued salaries and wages	1,054.7	984.1
Current maturities of long-term debt and capitalized lease obligations	148.8	168.2
Current portion of self-insurance liability	306.8	296.0
Taxes other than income taxes	309.0	323.5
Other current liabilities	414.7	424.8
Total current liabilities	5,152.7	5,029.6

Long-term debt and capitalized lease obligations	10,437.6	11,707.6
Deferred income taxes	561.4	579.9
Long-term self-insurance liability	839.5	921.7
Other long-term liabilities	2,334.7	2,175.3

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of February 23, 2019 and February 24, 2018, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 277,882,010 and 279,654,028 shares issued and outstanding as of February 23, 2019 and February 24, 2018, respectively	2.8	2.8
Additional paid-in capital	1,814.2	1,773.3
Treasury stock, at cost, 1,772,018 and no shares held as of February 23, 2019 and February 24, 2018, respectively	(25.8)	—
Accumulated other comprehensive income	91.3	191.1
Accumulated deficit	(431.8)	(569.0)
Total stockholders' equity	1,450.7	1,398.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,776.6	$21,812.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017
Net sales and other revenue	$60,534.5	$59,924.6	$59,678.2
Cost of sales	43,639.9	43,563.5	43,037.7
Gross profit	16,894.6	16,361.1	16,640.5

Selling and administrative expenses	16,107.3	16,275.4	16,032.9
Goodwill impairment	—	142.3	—
Operating income (loss)	787.3	(56.6)	607.6

Interest expense, net	830.8	874.8	1,003.8
Loss (gain) on debt extinguishment	8.7	(4.7)	111.7
Other income	(104.4)	(9.2)	(44.3)
Income (loss) before income taxes	52.2	(917.5)	(463.6)

Income tax benefit	(78.9)	(963.8)	(90.3)
Net income (loss)	$131.1	$46.3	$(373.3)

Other comprehensive income (loss):
(Loss) gain on interest rate swaps, net of tax	(15.5)	47.0	39.4
Recognition of pension (loss) gain, net of tax	(83.1)	92.2	82.0
Foreign currency translation adjustment, net of tax	(0.3)	65.0	(20.5)
Other	(0.9)	(0.3)	(1.0)
Other comprehensive (loss) income	$(99.8)	$203.9	$99.9

Comprehensive income (loss)	$31.3	$250.2	$(273.4)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017
Cash flows from operating activities:
Net income (loss)	$131.1	$46.3	$(373.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss on property dispositions, asset impairment and lease exit costs	(165.0)	66.7	(39.2)
Goodwill impairment	—	142.3	—
Depreciation and amortization	1,738.8	1,898.1	1,804.8
LIFO expense (benefit)	8.0	3.0	(7.9)
Deferred income tax	(81.5)	(1,094.1)	(219.5)
Pension and post-retirement benefits expense	24.5	(0.9)	95.5
Contributions to pension and post-retirement benefit plans	(199.3)	(21.9)	(11.5)
Amortization and write-off of deferred financing costs	42.7	56.1	84.4
Loss (gain) on debt extinguishment	8.7	(4.7)	111.7
Equity-based compensation expense	47.7	45.9	53.3
Other	(44.0)	104.1	63.3
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	28.8	21.7	(9.2)
Inventories, net	80.3	45.6	2.7
Accounts payable, accrued salaries and wages and other accrued liabilities	98.4	(158.2)	233.6
Self-insurance assets and liabilities	(48.7)	(55.3)	(42.5)
Other operating assets and liabilities	17.4	(75.9)	67.3
Net cash provided by operating activities	1,687.9	1,018.8	1,813.5

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(148.8)	(220.6)
Payments for property, equipment, intangibles, including payments for lease buyouts	(1,362.6)	(1,547.0)	(1,414.9)
Proceeds from sale of assets	1,252.0	939.2	477.0
Proceeds from sale of Casa Ley	—	344.2	—
Other	23.8	(56.6)	78.9
Net cash used in investing activities	(86.8)	(469.0)	(1,079.6)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018	52 weeks ended February 25, 2017
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,969.8	$290.0	$3,053.1
Payments on long-term borrowings	(3,082.3)	(870.6)	(2,832.7)
Payment of make-whole premium on debt extinguishment	(3.1)	—	(87.7)
Payments of obligations under capital leases	(97.5)	(107.2)	(123.2)
Payments for debt financing costs	(27.0)	(1.5)	(31.8)
Payment of Casa Ley contingent value right	—	(222.0)	—
Employee tax withholding on vesting of phantom units	(15.3)	(17.5)	(17.4)
Member distributions	—	(250.0)	—
Purchase of treasury stock, at cost	(25.8)	—	—
Proceeds from financing leases	—	137.6	—
Other	(33.0)	(56.9)	(58.1)
Net cash used in financing activities	(1,314.2)	(1,098.1)	(97.8)

Net increase (decrease) in cash and cash equivalents and restricted cash	286.9	(548.3)	636.1
Cash and cash equivalents and restricted cash at beginning of period	680.8	1,229.1	593.0
Cash and cash equivalents and restricted cash at end of period	$967.7	$680.8	$1,229.1

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,362.6)	$(1,547.0)	$(1,414.9)
Payments for lease buyouts	18.9	26.5	39.4
Total payments for capital investments, excluding lease buyouts	$(1,343.7)	$(1,520.5)	$(1,375.5)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of capital lease obligations, excluding business acquisitions	$6.0	$31.0	$11.5
Purchases of property and equipment included in accounts payable	243.1	179.7	220.2
Interest and income taxes paid:
Interest paid, net of amount capitalized	805.9	813.5	924.2
Income taxes paid	18.2	15.8	129.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' / Member Equity
(in millions, except share data)

	Albertsons Companies, LLC			Albertsons Companies, Inc.
	Member investment	Accumulated other comprehensive income (loss)	(Accumulated deficit) / Retained earnings	Common Stock		Additional paid in capital	Treasury Stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' / member equity
				Shares	Amount
Balance as of February 27, 2016	$1,967.9	$(112.7)	$(242.0)	—	—	$—	$—	$—	$—	$1,613.2
Equity-based compensation	53.3	—	—	—	—	—	—	—	—	53.3
Employee tax withholding on vesting of phantom units	(17.4)	—	—	—	—	—	—	—	—	(17.4)
Net loss	—	—	(373.3)	—	—	—	—	—	—	(373.3)
Other member activity	(4.5)	—	—	—	—	—	—	—	—	(4.5)
Other comprehensive income, net of tax	—	99.9	—	—	—	—	—	—	—	99.9
Balance as of February 25, 2017	1,999.3	(12.8)	(615.3)	—	—	—	—	—	—	1,371.2
Equity-based compensation prior to Reorganization Transactions	24.6	—	—	—	—	—	—	—	—	24.6
Employee tax withholding on vesting of phantom units prior to Reorganization Transactions	(17.4)	—	—	—	—	—	—	—	—	(17.4)
Member distribution	(250.0)	—	—	—	—	—	—	—	—	(250.0)
Other member activity	(1.6)	—	—	—	—	—	—	—	—	(1.6)
Net loss prior to Reorganization Transactions	—	—	(342.0)	—	—	—	—	—	—	(342.0)
Other comprehensive income, net of tax prior to Reorganization Transactions	—	39.3	—	—	—	—	—	—	—	39.3
Reorganization Transactions	(1,754.9)	(26.5)	957.3	279,654,028	2.8	1,752.1	—	26.5	(957.3)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	—	21.3	—	—	—	21.3
Employee tax withholding on vesting of phantom units after Reorganization Transactions	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income after Reorganization Transactions	—	—	—	—	—	—	—	—	388.3	388.3
Other comprehensive income, net of tax after Reorganization Transactions	—	—	—	—	—	—	—	164.6	—	164.6
Balance as of February 24, 2018	—	—	—	279,654,028	2.8	1,773.3	—	191.1	(569.0)	1,398.2
Equity-based compensation	—	—	—	—	—	47.7	—	—	—	47.7
Employee tax withholding on vesting of phantom units	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Treasury stock purchases, at cost	—	—	—	(1,772,018)	—	—	(25.8)	—	—	(25.8)
Reorganization Transactions	—	—	—	—	—	13.1	—	—	—	13.1
Other activity	—	—	—	—	—	(4.6)	—	—	6.1	1.5
Net income	—	—	—	—	—	—	—	—	131.1	131.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(99.8)	—	(99.8)
Balance as of February 23, 2019	$—	$—	$—	277,882,010	$2.8	$1,814.2	$(25.8)	$91.3	$(431.8)	$1,450.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 23, 2019, operated 2,269 retail stores together with 397 associated fuel centers, 23 dedicated distribution centers, 20 manufacturing facilities and various online platforms. The Company also provides a meal kit offering supported by six fulfillment centers. The Company's retail food businesses and in-store pharmacies operate throughout the United States under the banners Albertsons, Safeway, Vons, Jewel-Osco, Shaw's, Acme, Tom Thumb, Randalls, United Supermarkets, Market Street, Pavilions, Star Market, Carrs and Haggen, as well as meal kit company Plated. The Company has no separate assets or liabilities other than its investments in its subsidiaries and all of its business operations are conducted through its operating subsidiaries.

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

Prior to December 3, 2017, ACI had no material assets or operations. On December 3, 2017, Albertsons Companies, LLC ("ACL") and its parent, AB Acquisition LLC, a Delaware limited liability company ("AB Acquisition"), completed a reorganization of its legal entity structure whereby the existing equityholders of AB Acquisition each contributed their equity interests in AB Acquisition to Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). In exchange, equityholders received a proportionate share of units in Albertsons Investor and KIM ACI, respectively. Albertsons Investor and KIM ACI then contributed all of the AB Acquisition equity interests they received to ACI in exchange for common stock issued by ACI. As a result, Albertsons Investor and KIM ACI became the parents of ACI owning all of its outstanding common stock with AB Acquisition and its subsidiary, ACL, becoming wholly-owned subsidiaries of ACI. On February 25, 2018, ACL merged with and into ACI, with ACI as the surviving corporation (such transactions, collectively, the "Reorganization Transactions"). Prior to February 25, 2018, substantially all of the assets and operations of ACI were those of its subsidiary, ACL. The Reorganization Transactions were accounted for as a transaction between entities under common control and, accordingly, there was no change in the basis of the underlying assets and liabilities. The Consolidated Financial Statements are reflective of the changes that occurred as a result of the Reorganization Transactions. Prior to February 25, 2018, the Consolidated Financial Statements of ACI reflect the net assets and operations of ACL.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $364.5 million and $315.8 million as of February 23, 2019 and February 24, 2018, respectively.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $41.6 million and $10.5 million of restricted cash as of February 23, 2019 and February 24, 2018, respectively.

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

As of February 23, 2019 and February 24, 2018, approximately 85.9% and 86.1%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $125.1 million and $117.1 million as of February 23, 2019 and February 24, 2018, respectively. During fiscal 2018 and 2017, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2018 and 2017 purchases. As a result, cost of sales decreased by $18.1 million and $16.7 million in fiscal 2018 and 2017, respectively. Liquidations of LIFO layers during fiscal 2016 did not have a material effect on the results of operations. Cost for the remaining inventories, which represents perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

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

Intangible assets, net: The Company reviews finite-lived intangible assets for impairment in accordance with its policy for long-lived assets. The Company reviews intangible assets with indefinite useful lives and tests for impairment annually on the first day of the fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The review consists of comparing the estimated fair value of the cash flows generated by the asset to the carrying value of the asset. Intangible assets with indefinite useful lives consist of restricted covenants and liquor licenses. Intangible assets with finite lives consist primarily of trade names, naming rights, customer prescription files, internally developed software and beneficial lease rights. Intangible assets with finite lives are amortized on a straight-line basis over an estimated economic life ranging from five to 40 years. Beneficial lease rights and unfavorable lease obligations are recorded on acquired leases based on the differences between the contractual rents for the remaining lease terms under the respective lease agreement and prevailing market rents for the related geography as of the lease acquisition date. Beneficial lease rights and unfavorable lease obligations are amortized over the expected lease term using the straight-line method.

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

Investment in unconsolidated affiliates: The Company records equity in earnings from unconsolidated affiliates in Other income. Income from unconsolidated affiliates, excluding losses related to the disposal of the Company's investment in Casa Ley, S.A. de C.V. ("Casa Ley"), was immaterial in fiscal 2018, fiscal 2017 and fiscal 2016.

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

Casa Ley: During the fourth quarter of fiscal 2017, the Company sold its equity method investment in Casa Ley to Tenedora CL del Noroeste, S.A. de C.V. for ₱6.5 billion Mexican pesos (approximately $348.4 million in U.S. dollars). In connection with the sale, the Company recorded a loss, net of $25.0 million in the third quarter of fiscal 2017, which is included in Other income, driven by the change in the fair value of the assets held for sale and the change in fair value of the related Casa Ley contingent value rights ("CVRs"). Net proceeds from the sale were used to distribute approximately $222 million in cash (or approximately $0.934 in cash per Casa Ley CVR) pursuant to the terms of the Casa Ley CVR agreement.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 23, 2019 and February 24, 2018, the cash surrender values of the policies were $158.8 million and $170.9 million, and the balances of the policy loans were $94.4 million and $103.4 million, respectively. The net balance of the COLI policies is included in Other assets.

Interest rate risk management: The Company has entered into several interest rate swap contracts ("Swaps") to hedge against the variability in cash flows relating to interest payments on its outstanding variable rate term debt. Swaps are recognized in the Consolidated Balance Sheets at fair value. Changes in the fair value of Swaps designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in Other comprehensive (loss) income, net of income taxes. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income (loss) is reclassified into current period earnings when the hedged transaction affects earnings. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

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
The Company has reinsurance receivables of $20.3 million and $21.7 million recorded within Receivables, net and $41.1 million and $62.4 million recorded within Other assets as of February 23, 2019 and February 24, 2018, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Beginning balance	$1,217.7	$1,264.9
Expense	323.5	314.4
Claim payments	(279.3)	(287.6)
Other reductions (1)	(115.6)	(74.0)
Ending balance	1,146.3	1,217.7
Less current portion	(306.8)	(296.0)
Long-term portion	$839.5	$921.7
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

Deferred gains on leases: The Company may receive up-front funds upon sublease or assignment of existing leases. Deferred gains related to subleases and assignments as of February 23, 2019 and February 24, 2018 were $13.7 million and $13.9 million, respectively, recorded in Other current liabilities, and $44.9 million and $58.6 million, respectively, recorded in Other long-term liabilities. These proceeds are amortized on a straight-line basis over an estimated sublease term.

In addition, deferred gains have been recorded in connection with several sale-leaseback transactions and are amortized over the lives of the leases. The current portion of deferred gains related to sale-leaseback transactions was $46.5 million and $62.4 million as of February 23, 2019 and February 24, 2018, respectively, recorded in Other current liabilities, with the long-term portion of $819.1 million and $482.2 million as of February 23, 2019 and February 24, 2018, respectively, recorded in Other long-term liabilities. Amortization of deferred gains related to sale-leaseback transactions was $75.7 million, $50.3 million and $37.0 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and was recorded as a component of Selling and administrative expenses.

Benefit plans and Multiemployer plans: Substantially all of the Company's employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans, in addition to dedicated defined benefit plans for certain Safeway Inc. ("Safeway"), Shaw's and United Supermarkets, LLC ("United") employees. Certain employees participate in a long-term retention incentive bonus plan. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement.

The Company recognizes a liability for the underfunded status of the defined benefit plans as a component of Other long-term liabilities. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive (loss) income. The determination of the Company's obligation and related expense for its sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.

Most union employees participate in multiemployer retirement plans pursuant to collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. Pension expense for the multiemployer plans is recognized as contributions are funded.

See Note 12 - Employee benefit plans and collective bargaining agreements for additional information.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third party receivables from pharmacy sales were $252.2 million and $205.5 million as of February 23, 2019 and February 24, 2018, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery, "Drive Up and Go" curbside pickup and meal kit delivery, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2018, fiscal 2017 and fiscal 2016.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $55.9 million as of February 23, 2019 and $55.6 million as of February 24, 2018.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (in millions):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$26,371.8	43.6%	$26,522.0	44.3%	$26,699.2	44.7%
Perishables (3)	24,920.9	41.2%	24,583.7	41.0%	24,398.5	40.9%
Pharmacy	4,986.6	8.2%	5,002.6	8.3%	5,119.2	8.6%
Fuel	3,455.9	5.7%	3,104.6	5.2%	2,693.4	4.5%
Other (4)	799.3	1.3%	711.7	1.2%	767.9	1.3%
Total	$60,534.5	100.0%	$59,924.6	100.0%	$59,678.2	100.0%
(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of lottery and various other commissions, rental income and other miscellaneous income.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising costs, private label program costs and strategic sourcing program costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $74.8 million and $60.6 million as of February 23, 2019 and February 24, 2018, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $422.3 million, $497.5 million and $502.4 million, net of cooperative advertising allowances of $101.3 million, $81.1 million and $71.9 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Selling and administrative expenses: Selling and administrative expenses consist primarily of store and corporate employee-related costs such as salaries and wages, health and welfare, workers' compensation and pension benefits, as well as marketing and merchandising, rent, occupancy and operating costs, gains and losses related to the disposition of properties, asset impairment losses, amortization of intangibles and other administrative costs.

Income taxes: Prior to the Reorganization Transactions, ACL was organized as a limited liability company, wholly owned by its parent, AB Acquisition. As such, income taxes in respect of these operations were payable by the equity members of AB Acquisition. Entity-level federal and state taxes were provided on ACL's Subchapter C corporation subsidiaries, and state income taxes on its limited liability company subsidiaries where applicable. Upon completion of the Reorganization Transactions, all of the operating subsidiaries became subsidiaries of Albertsons Companies Inc., with all operations taxable as part of a consolidated group for federal and state income tax purposes. In connection with the Reorganization Transactions, in the fourth quarter of fiscal 2017, the Company recorded deferred income taxes on operations held by limited liability companies and previously taxed to the equity members. The Company's loss before taxes is primarily from domestic operations.

Deferred taxes are provided for the net tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company reviews tax positions taken or expected to be taken on tax returns to determine whether and to what extent a tax benefit can be recognized. The Company evaluates its positions taken and establishes liabilities in accordance with the applicable accounting guidance for uncertain tax positions. The Company reviews these liabilities as facts and circumstances change and adjusts accordingly. The Company recognizes any interest and penalties associated with uncertain tax positions as a component of Income tax expense. The Tax Act requires a U.S. shareholder of a controlled foreign corporation to provide U.S. taxes on its share of global low-taxed income ("GILTI"). The current and deferred tax impact of GILTI is not material to the Company. Accordingly, the Company will report the tax impact of GILTI as a period cost and not provide deferred taxes for the basis difference that would be expected to reverse as GILTI.

The Company is contractually indemnified by SUPERVALU INC. ("SuperValu") for any tax liability of New Albertsons L.P. ("NALP") arising from tax years prior to the NALP acquisition. The Company is also contractually obligated to pay SuperValu any tax benefit it receives in a tax year after the NALP acquisition as a result of an indemnification payment made by SuperValu. An indemnification asset and liability, where necessary, has been recorded to reflect this arrangement.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component. For the fiscal years ended February 24, 2018 and February 25, 2017, the Company reclassified $51.7 million and $32.9 million, respectively, of non-service pension and post-retirement cost components to Other income from Selling and administrative expenses.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash (Topic 230)". The Company adopted this guidance in the first quarter of fiscal 2018 on a retrospective basis. The new guidance requires that restricted cash be added to Cash and cash equivalents when reconciling the beginning and ending amounts on the Consolidated Statements of Cash Flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the Consolidated Balance Sheets to reconcile those amounts to the Consolidated Statements of Cash Flows. For the fiscal years ended February 24, 2018 and February 25, 2017, the adoption of this standard resulted in a decrease to Net cash used in investing activities and an increase to Net increase (decrease) in cash and cash equivalents and restricted cash of $(0.6) million and $3.4 million, respectively. The following table provides a reconciliation of the amount of Cash and cash equivalents reported on the Consolidated Balance Sheets to the total of Cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows (in millions):

	February 23, 2019	February 24, 2018	February 25, 2017
Cash and cash equivalents	$926.1	$670.3	$1,219.2
Restricted cash	41.6	10.5	9.9
Cash and cash equivalents and restricted cash	$967.7	$680.8	$1,229.1

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)". The new guidance more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity's hedging strategies. The Company elected to early adopt this ASU beginning the first day of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The ASU is intended to improve the recognition and measurement of financial instruments. The Company adopted this guidance in the first quarter of fiscal 2018. The new guidance requires equity investments, other than those accounted for under the equity method, to be measured at fair value, with changes in fair value recognized in net income. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)". The ASU is intended to improve the recognition and measurement of financial instruments. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company elected to early adopt this ASU in the second quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

Recently issued accounting standards: In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The Company plans to apply the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption. The Company has formed a dedicated project team and developed a comprehensive multi-stage project plan to assess and implement this ASU. This assessment includes reviewing all forms of leases and leveraging a technology solution in implementing the new ASU. Upon adoption of the ASU, the Company expects to recognize a right of use asset of approximately $5.3 billion and a lease liability of approximately $5.4 billion. Upon adoption of the ASU, the Company also expects to recognize a transitional adjustment of approximately $866 million ($641 million, net of tax) to Stockholders' equity to eliminate deferred gains on sale-leaseback transactions. The transitional adjustment of the deferred gain on sale-leaseback transactions will result in the elimination of approximately $47 million ($34 million, net of tax) of annual amortization of deferred gains in future Consolidated Statements of Operations. The Company does not expect the adoption to have a material impact on the Company's Consolidated Statements of Cash Flows. The preparation for adoption of this ASU is ongoing and the estimated impacts of adoption are preliminary and subject to change.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU amends ASC 220, "Income Statement - Reporting Comprehensive Income," to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU, the Company may be required to provide certain disclosures regarding stranded tax effects. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The Company is currently evaluating the effect of the standard on its Consolidated Financial Statements.

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

Fiscal 2017

Plated

On September 20, 2017, the Company acquired DineInFresh, Inc. ("Plated"), a provider of meal kit services, for purchase consideration of $219.5 million, consisting of cash consideration of $117.3 million, deferred cash consideration with a fair value of $42.1 million, and contingent consideration with a fair value of $60.1 million on the acquisition date. The total deferred cash consideration is $50.0 million and is paid out in installment payments over three years. In addition, the sellers have the potential to earn additional contingent consideration of up to $125.0 million if certain revenue targets are met over the next three years. The contingent consideration will be paid in cash or equity that is puttable to the Company in the event the Company's parent does not complete an initial public offering or change of control within a certain period of time following the closing.

The Plated acquisition was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities, with any excess of purchase price over the fair value recognized as goodwill. Net assets acquired primarily consisted of intangible assets and goodwill valued at $67.1 million and $146.2 million, respectively. Intangible assets acquired consisted of trademarks and tradenames, customer lists and software. The goodwill was primarily attributable to synergies the Company expects to achieve related to the acquisition. In connection with the acquisition, the Company also expensed $6.3 million related to unvested equity awards of Plated.

The goodwill is not deductible for tax purposes. Pro forma results are not presented as the acquisition was not considered material to the Company. Third party acquisition-related costs were immaterial for fiscal 2017 and were expensed as incurred as a component of Selling and administrative expenses.

MedCart

On May 31, 2017, the Company acquired MedCart Specialty Pharmacy for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is deductible for tax purposes. In connection with the purchase, the Company provided an earn-out opportunity that has the potential to pay the sellers an additional $17.2 million, collectively, if the business achieves specified performance targets during the first three years subsequent to the acquisition. As the earn-out is conditioned on the continued service of the sellers, it will be recorded as compensation expense based on the probability of achieving the performance targets. Pro forma results are not presented, as the acquisition was not considered material to the Company.

Fiscal 2016

Haggen

During fiscal 2015, Haggen Holdings, LLC ("Haggen") secured Bankruptcy Court approval for bidding procedures for the sale of 29 stores. On March 25, 2016, the Company entered into a purchase agreement to acquire the 29 stores from Haggen, including 15 stores originally sold to Haggen as part of the Federal Trade Commission mandated divestitures, and certain trade names and intellectual property, for an aggregate purchase price of approximately $113.8 million, including the cost of acquired inventory. The fiscal 2016 Haggen transaction was accounted for under the acquisition method of accounting. The following summarizes the allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in millions):

June 2, 2016
Inventory	$31.8
Other current assets	2.5
Property and equipment	89.9
Intangible assets, primarily pharmacy scripts and trade names	31.4
Total assets acquired	155.6

Capital lease obligations	35.2
Other long-term liabilities	22.7
Total liabilities assumed	57.9

Net assets purchased	97.7
Goodwill	16.1
Total purchase consideration	$113.8

The goodwill recorded of $16.1 million was primarily attributable to the operational and administrative synergies expected to arise from the transaction. The goodwill associated with this transaction is deductible for tax purposes. This transaction did not have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2016. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company. Third-party acquisition-related costs were immaterial for fiscal 2016 and were expensed as incurred as a component of Selling and administrative expenses.
During fiscal 2016, the Company had other individually immaterial acquisitions resulting in net cash paid of $106.8 million and an additional $20.6 million of goodwill.

NOTE 3 - LEASE EXIT COSTS AND PROPERTIES HELD FOR SALE
Lease Exit Costs

Changes to the Company's lease exit cost reserves for closed properties consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Beginning balance	$58.2	$44.4
Additions	26.6	32.7
Payments	(16.6)	(17.9)
Disposals	(1.7)	(1.0)
Ending balance	$66.5	$58.2

The Company closed 55 non-strategic stores in fiscal 2018 and 26 in fiscal 2017. Lease exit costs related to closed properties were recorded at the time of closing as a component of Selling and administrative expenses.
Properties Held for Sale
Assets held for sale and liabilities held for sale are recorded in Other current assets and Other current liabilities, respectively, and consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Assets held for sale:
Beginning balance	$29.9	$3.1
Transfers in	18.6	295.5
Disposals	(46.7)	(268.7)
Ending balance	$1.8	$29.9

Liabilities held for sale:
Beginning balance	$10.5	$15.4
Transfers in	5.7	—
Disposals	(7.9)	(4.9)
Ending balance	$8.3	$10.5

Sale-Leaseback Transactions

During fiscal 2018, the Company, through three separate transactions, completed the sale and leaseback of seven of the Company's distribution centers for an aggregate purchase price, net of closing costs, of approximately $950 million. In connection with the sale and leasebacks, the Company entered into lease agreements for each of the properties for initial terms of 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $55 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. The Company qualified for sale-leaseback and operating lease accounting on all of the distribution centers and recorded total deferred gains of $362.5 million, which are being amortized over the respective lease periods.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Land	$2,382.7	$2,624.7
Buildings	4,968.4	5,407.9
Property under construction	652.2	579.3
Leasehold improvements	1,468.3	1,367.5
Fixtures and equipment	5,132.1	4,488.9
Property under capital leases	970.8	1,037.1
Total property and equipment	15,574.5	15,505.4

Accumulated depreciation and amortization	(5,713.2)	(4,735.1)
Total property and equipment, net	$9,861.3	$10,770.3

Depreciation expense was $1,257.7 million, $1,330.5 million and $1,245.5 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Amortization expense related to capitalized lease assets was $101.4 million, $120.2 million and $144.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Fixed asset impairment losses of $31.0 million, $78.8 million and $39.5 million were recorded as a component of Selling and administrative expenses in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The impairment losses primarily relate to assets in underperforming stores.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company's goodwill balances (in millions):

	February 23, 2019	February 24, 2018
Balance at beginning of year	$1,183.3	$1,167.8
Acquisitions and related adjustments	—	157.8
Impairment	—	(142.3)
Balance at end of year	$1,183.3	$1,183.3

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

The Company's Intangible assets, net consisted of the following (in millions):

		February 23, 2019			February 24, 2018
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,959.1	$(231.7)	$1,727.4	$1,960.4	$(174.1)	$1,786.3
Beneficial lease rights	12	892.0	(410.6)	481.4	918.3	(355.7)	562.6
Customer prescription files	5	1,483.4	(1,276.1)	207.3	1,486.4	(1,078.1)	408.3
Internally developed software	5	672.4	(348.1)	324.3	537.1	(246.3)	290.8
Other intangible assets (1)	6	22.4	(14.4)	8.0	27.1	(7.9)	19.2
Total finite-lived intangible assets		5,029.3	(2,280.9)	2,748.4	4,929.3	(1,862.1)	3,067.2
Liquor licenses and restricted covenants	Indefinite	86.1	—	86.1	75.3	—	75.3
Total intangible assets, net		$5,115.4	$(2,280.9)	$2,834.5	$5,004.6	$(1,862.1)	$3,142.5

(1) Other intangible assets consists of covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets with finite useful lives was $444.2 million, $525.2 million and $512.7 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2019	$457.9
2020	217.8
2021	191.8
2022	163.8
2023	119.0
Thereafter	1,598.1
Total	$2,748.4

During fiscal 2018, fiscal 2017 and fiscal 2016, the Company had intangible asset impairment losses of $5.3 million, $22.1 million and $7.1 million, respectively. The impairment losses primarily relate to underperforming stores, with fiscal 2017 also including a $12.8 million loss related to information technology assets in connection with the Company's development of a new digital platform.

The Company had long-term liabilities for unfavorable operating lease intangibles related to above-market leases of $372.6 million and $440.1 million as of February 23, 2019 and February 24, 2018, respectively. Amortization of unfavorable operating leases recorded as a reduction of expense was $64.5 million, $77.8 million and $97.9 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 23, 2019 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money Market	$489.0	$489.0	$—	$—
Short-term investments (1)	23.1	21.0	2.1	—
Non-current investments (2)	84.2	30.5	53.7	—
Total	$596.3	$540.5	$55.8	$—

Liabilities:
Derivative contracts (3)	$21.1	$—	$21.1	$—
Total	$21.1	$—	$21.1	$—
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
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
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities.
(4) Included in Other current liabilities and Other long-term liabilities.

Contingent consideration obligations are a Level 3 measurement based on cash flow projections and other assumptions for the milestone performance targets. Changes in fair value of the contingent consideration are recorded in the consolidated statements of operations within Other income.

A reconciliation of the beginning and ending balances for contingent consideration obligations are as follows (in millions):

	Contingent Consideration
	February 23, 2019	February 24, 2018
Beginning balance	$60.0	$281.0
Plated acquisition	—	60.1
Change in fair value	(59.3)	(50.9)
Payments	(0.7)	(230.2)
Ending balance	$—	$60.0

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 23, 2019, the fair value of total debt was $9,801.2 million compared to a carrying value of $10,086.3 million, excluding debt discounts and deferred financing costs. As of February 24, 2018, the fair value of total debt was $10,603.4 million compared to the carrying value of $11,340.5 million, excluding debt discounts and deferred financing costs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. As described elsewhere in these Consolidated Financial Statements, the Company recorded a goodwill impairment loss of $142.3 million during fiscal 2017. No goodwill impairment losses were recorded during fiscal 2018 and fiscal 2016. The Company also recorded long-lived asset impairment losses of $36.3 million, $100.9 million and $46.6 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps (the "Cash Flow Hedges"). The Company's risk management objective and strategy with respect to interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the London Inter-Bank Offering Rate ("LIBOR"), the designated benchmark interest rate being hedged, on an amount of the Company's debt principal equal to the then-outstanding swap notional amount.
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as Cash Flow Hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other income in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019, 2021 and 2023 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amount of all swaps as of February 23, 2019 and February 24, 2018, were $2,123.2 million and $3,110.0 million, of which $2,065.2 million and $3,052.0 million are designated as Cash Flow Hedges, respectively, as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan's maturity.

During fiscal 2014, in connection with the financing related to the Safeway acquisition, the Company entered into a deal-contingent interest rate swap ("Deal-Contingent Swap") used to hedge against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on anticipated variable rate debt issuances in connection with the Safeway acquisition. In accordance with the swap agreement, the Company receives a floating rate of interest and pays a fixed rate of interest for the life of the contract. The aggregate notional amount of the Deal-Contingent Swap as of February 23, 2019 and February 24, 2018 was $930.2 million and $1,667.0 million, respectively. At the close of the Safeway acquisition, the Company designated it as a Cash Flow Hedge. The fair value of the swap liability on the designation date was $96.1 million with changes in fair value recorded through earnings for the period prior to the designation date.

On June 20, 2018, the Company entered into two new interest rate swap agreements with notional amounts of $339.0 million and $254.0 million, with an effective date of March 2019 and maturing in March 2023. These swaps hedge against variability in cash flows relating to interest payments on the Company's outstanding variable rate debt. Accordingly, the interest rate swaps have been designated as Cash Flow Hedges as defined by GAAP.

As of February 23, 2019 and February 24, 2018, the fair value of the Company's interest rate swap liability was $21.6 million and $13.0 million, respectively, and was recorded in Other current liabilities.

Contemporaneously with the refinancing of the Albertsons Term Loans on December 23, 2016 (as described in Note 8 - Long-term debt), the Company amended each of its existing interest rate swaps to reduce the floor on LIBOR from 100 basis points to 75 basis points. As a result, the Company dedesignated its original Cash Flow Hedges and redesignated the amended swaps prospectively. Losses of $23.9 million, net of tax, deferred into Other comprehensive income (loss) as of the dedesignation date, which were associated with the original Cash Flow Hedges, are being amortized to interest expense over the remaining life of the hedges.

Activity related to the Company's derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of (loss) income recognized from derivatives
Derivatives designated as hedging instruments	Fiscal 2018	Fiscal 2017	Fiscal 2016	Location of (loss) income recognized from derivatives
Designated interest rate swaps	$(15.5)	$47.0	$39.4	Other comprehensive (loss) income

Activity related to the Company's derivative instruments not designated as hedging instruments was immaterial during fiscal 2018, fiscal 2017 and fiscal 2016.

NOTE 8 - LONG-TERM DEBT

The Company's long-term debt as of February 23, 2019 and February 24, 2018, net of debt discounts of $197.0 million and $249.6 million, respectively, and deferred financing costs of $65.2 million and $79.7 million, respectively, consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Albertsons Term Loans, due 2022 to 2025, interest range of 4.32% to 5.69%	$4,610.7	$5,610.7
Senior Unsecured Notes due 2024, 2025 and 2026, interest rate of 6.625%, 5.750% and 7.5%, respectively	3,071.6	2,476.1
Safeway Inc. 5.00% Senior Notes due 2019	—	269.5
Safeway Inc. 3.95% Senior Notes due 2020	137.2	137.5
Safeway Inc. 4.75% Senior Notes due 2021	130.6	130.8
New Albertson's L.P. 6.52% to 7.15% Medium Term Notes due 2027 - 2028	154.0	190.9
Safeway Inc. 7.45% Senior Debentures due 2027	129.2	152.5
Safeway Inc. 7.25% Debentures due 2031	278.3	576.6
New Albertson's L.P. 7.75% Debentures due 2026	143.0	140.1
New Albertson's L.P. 7.45% Debentures due 2029	484.2	525.5
New Albertson's L.P. 8.70% Debentures due 2030	186.8	186.6
New Albertson's L.P. 8.00% Debentures due 2031	354.3	350.8
Other financing liabilities, unsecured	125.4	242.7
Mortgage notes payable, secured	18.8	20.9
Total debt	9,824.1	11,011.2
Less current maturities	(51.5)	(66.1)
Long-term portion	$9,772.6	$10,945.1

As of February 23, 2019, the future maturities of long-term debt, excluding debt discounts and deferred financing costs, consisted of the following (in millions):

2019	$51.5
2020	188.5
2021	181.9
2022	1,128.7
2023	1,533.2
Thereafter	7,002.5
Total	$10,086.3

The Company's term loans (the "Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, the Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. During fiscal 2017, the Company utilized the foregoing exception in connection with distributions to equity holders (as described in Note 10 - Stockholders' Equity). The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 23, 2019.
Albertsons Term Loans

As of February 27, 2016, the Albertsons Term Loans under the Albertsons term loan agreement totaled $7,365.3 million, excluding debt discounts and deferred financing costs. The Albertsons Term Loans consisted of a Term B-2 Loan of $1,426.2 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.50%, a Term B-3 Loan of $914.4 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.125%, a Term B-4 Loan of $3,581.9 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5%, a Term B-4-1 Loan of $297.8 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5% and a Term B-5 Loan of $1,145.0 million with an interest rate of LIBOR, subject to a 1.0% floor, plus 4.5%.
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

As of February 25, 2017, the Albertsons Term Loans under the Albertsons term loan agreement totaled $6,013.9 million, excluding debt discounts and deferred financing costs. The Albertsons Term Loans consisted of a Term B-4 Loan of $3,271.8 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, a Term B-5 Loan of $1,142.1 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%, a Term B-6 Loan of $1,600.0 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%.
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
On November 16, 2018, the Company repaid approximately $976 million in aggregate principal amount of the $2,976.0 million term loan tranche B-4 (the "2017 Term B-4 Loan") along with accrued and unpaid interest on such amount and fees and expenses related to the Term Loan Repayment and the 2018 Term B-7 Loan (each as defined below), for which the Company used approximately $610 million of cash on hand and approximately $410 million of borrowings under the ABL Facility (such repayment, the "Term Loan Repayment"). Substantially concurrently with the Term Loan Repayment, the Company amended the Company's Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 (as amended, the "Term Loan Agreement"), to establish a new term loan tranche and amend certain provisions of the Term Loan Agreement. The new tranche consists of $2,000.0 million of new term B-7 loans (the "2018 Term B-7 Loan"). The 2018 Term B-7 Loan, together with cash on hand, was used to repay in full the remaining principal amount outstanding under the 2017 Term B-4 Loan (the "2018 Term Loan Refinancing"). The 2018 Term Loan Refinancing was accounted for as a debt modification or extinguishment on a lender by lender basis. In connection with the 2018 Term Loan Refinancing and Term Loan Repayment, the Company expensed $4.1 million of financing costs and capitalized $3.6 million of financing costs and $15.0 million of original issue discount. The Company also wrote off $12.9 million of deferred financing costs and $8.6 million of original issue discount associated with the 2017 Term B-4 Loan. The 2018 Term B-7 Loan has a maturity date of November 17, 2025. The 2018 Term B-7 Loan amortizes, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount of the 2018 Term B-7 Loan (which payments will be reduced as a result of the application of prepayments in accordance with the terms therewith). The 2018 Term B-7 Loan bears interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 2.00% or (b) LIBOR (subject to a 0.75% floor) plus 3.0%.

The Albertsons Term Loan facilities are guaranteed by Albertsons' existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The Albertsons Term Loan facilities are secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the assets of the borrowers and guarantors (other than accounts receivable, inventory and related assets of the proceeds thereof (the "Albertsons ABL Priority Collateral")) and (ii) a second-priority lien on substantially all of the Albertsons ABL Priority Collateral.
Asset-Based Loan Facility

On November 16, 2018, the Company's existing ABL Facility, which provides for a $4,000.0 million senior secured revolving credit facility, was amended and restated in connection with the 2018 Term Loan Refinancing to extend the maturity date of the facility to November 16, 2023. The ABL Facility has an interest rate of LIBOR plus a margin ranging from 1.25% to 1.75% and also provides for a letters of credit ("LOC") sub-facility of $1,975.0 million. In connection with the ABL Facility amendment, the Company capitalized $13.5 million of financing costs.

Borrowings of $610.0 million under the ABL Facility were used in connection with the Term Loan Repayment and the Safeway Notes Repurchase (as defined below). The $610.0 million was repaid on December 2, 2018. As of February 23, 2019 and February 24, 2018, there were no outstanding borrowings and the ABL LOC sub-facility had $520.8 million and $576.8 million letters of credit outstanding, respectively.

As noted above, on June 22, 2016, borrowings of $300.0 million were used in connection with the Term Loan Refinancing. On August 9, 2016, $470.0 million of the net proceeds from the issuance of the 2025 Notes was used to repay the ABL Facility.

The ABL Facility is guaranteed by the Company's existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The ABL Facility is secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the ABL Facility priority collateral and (ii) a third-priority lien on substantially all other assets (other than real property). The ABL Facility contains no financial covenant unless and until (a) excess availability is less than (i) 10.0% of the lesser of the aggregate commitments and the then-current borrowing base at any time or is (ii) $250.0 million at any time or (b) an event of default is continuing. If any of such events occur, the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.
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
On February 5, 2019, the Company and substantially all of its subsidiaries completed the sale of $600.0 million of principal amount of its 7.5% Senior Unsecured Notes which will mature on March 15, 2026 (the "2026 Notes"). Interest on the 2026 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2019. The 2026 Notes have not been and will not be registered with the SEC. The 2026 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries that are not issuers under the indenture governing such notes. A portion of the proceeds from the 2026 Notes was used to fully redeem the Safeway 5.00% Senior Notes due in 2019.
The Company, an issuer and direct or indirect parent of each of the other issuers of the 2024 Notes, the 2025 Notes and the 2026 Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers, or guarantors, as applicable, of the 2024 Notes, the 2025 Notes and the 2026 Notes, are minor, individually and in the aggregate.
Senior Secured Notes

On October 23, 2014, the Company completed the sale of $1,145.0 million of principal amount of 7.75% Senior Secured Notes (the "2022 Notes") with an original maturity date of October 15, 2022. On February 9, 2015, following the Safeway acquisition, Albertsons redeemed $535.4 million of the 2022 Notes. On June 24, 2016, a portion of the net proceeds from the issuance of the 2024 Notes was used to fully redeem $609.6 million of principal amount of 2022

Notes, and to pay an associated make-whole premium of $87.7 million and accrued interest (the "2022 Redemption"). The Company recorded a $111.7 million loss on debt extinguishment related to the 2022 Redemption comprised of the $87.7 million make-whole premium and a $24.0 million write off of deferred financing costs and original issue discounts.
Safeway Notes
During fiscal 2018, Safeway repurchased its 7.45% Senior Debentures due 2027 and 7.25% Debentures due 2031 with a par value of $333.7 million and a book value of $322.4 million for $333.7 million plus accrued interest of $7.7 million (the "Safeway Notes Repurchase"). In connection with the Safeway Notes Repurchase, the Company recorded a loss on debt extinguishment of $11.3 million.
On February 6, 2019, a portion of the net proceeds from the issuance of the 2026 Notes were used to fully redeem $268.6 million of principal of Safeway 5.00% Senior Notes due 2019, and to pay an associated make-whole premium of $3.1 million and accrued interest of $6.4 million (the "2019 Redemption"). The Company recorded a $3.1 million loss on debt extinguishment related to the 2019 Redemption.
NALP Notes
During fiscal 2018, the Company repurchased NALP Notes with a par value of $108.4 million and a book value of $96.4 million for $90.7 million plus accrued interest of $1.2 million (the "2018 NALP Notes Repurchase"). In connection with the 2018 NALP Notes Repurchase, the Company recorded a gain on debt extinguishment of $5.7 million.
During fiscal 2017, the Company repurchased NALP Notes with a par value of $160.0 million and a book value of $140.2 million for $135.5 million plus accrued interest of $3.7 million (the "2017 NALP Notes Repurchase"). In connection with the 2017 NALP Notes Repurchase, the Company recorded a gain on debt extinguishment of $4.7 million.
Merger Related Financing

On June 25, 2018, in connection with the Merger Agreement, the Company issued $750.0 million in aggregate principal amount of floating rate senior secured notes (the "Floating Rate Notes") at an issue price of 99.5%. As a result of the Termination Agreement with Rite Aid on August 8, 2018, the Company redeemed all of the Floating Rate Notes at a redemption price equal to 99.5% of the aggregate principal amount of the notes, plus accrued and unpaid interest.
Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing other than ABL Facility financing are recognized as a direct reduction from the carrying amount of the debt liability and amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the term of the related debt facilities using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $45.1 million and $46.3 million as of February 23, 2019 and February 24, 2018, respectively.

During fiscal 2018, total amortization and write off of deferred financing costs of $42.7 million included $12.9 million of deferred financing costs written off in connection with the Albertsons Term Loan amendment and reductions. During fiscal 2017, total amortization and write off of deferred financing costs of $56.1 million included $22.2 million of deferred financing costs written off in connection with Albertsons Term Loan amendment and reductions. During fiscal 2016, total amortization expense of $84.4 million included $42.1 million of deferred financing costs written off in connection with Albertsons Term Loan amendments and reductions.

Interest expense, net consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
ABL Facility, senior secured and unsecured notes, term loans and debentures	$698.3	$701.5	$764.3
Capital lease obligations	81.8	96.3	106.8
Amortization and write off of deferred financing costs	42.7	56.1	84.4
Amortization and write off of debt discounts	20.3	16.0	22.3
Other interest (income) expense	(12.3)	4.9	26.0
Interest expense, net	$830.8	$874.8	$1,003.8

NOTE 9 - LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. The typical lease period is 15 to 20 years with renewal options for varying terms and, to a limited extent, options to purchase. Certain leases contain percent rent based on sales, escalation clauses or payment of executory costs such as property taxes, utilities, insurance and maintenance.
Future minimum lease payments to be made by the Company for non-cancelable operating lease and capital lease obligations as of February 23, 2019 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Capital Leases
2019	$879.7	$170.5
2020	840.5	151.3
2021	783.2	134.9
2022	723.6	123.1
2023	651.0	114.1
Thereafter	4,338.6	509.1
Total future minimum obligations	$8,216.6	1,203.0
Less interest		(440.7)
Present value of net future minimum lease obligations		762.3
Less current portion		(97.3)
Long-term obligations		$665.0

The Company subleases certain property to third parties. Future minimum tenant rental income under these non-cancelable operating leases as of February 23, 2019 was $360.3 million.

Rent expense and tenant rental income under operating leases consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Minimum rent	$853.5	$831.6	$792.2
Contingent rent	10.3	12.0	13.4
Total rent expense	863.8	843.6	805.6
Tenant rental income	(107.2)	(98.8)	(89.3)
Total rent expense, net of tenant rental income	$756.6	$744.8	$716.3

NOTE 10 - STOCKHOLDERS' EQUITY

Equity-Based Compensation

The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (formerly, the AB Acquisition LLC Phantom Unit Plan) (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of "Phantom Units" to certain employees, directors and consultants. Prior to the Reorganization Transactions, the Phantom Unit Plan was maintained by its former parent, AB Acquisition, and each Phantom Unit provided the participant with a contractual right to receive, upon vesting, one incentive unit in AB Acquisition. Subsequent to the Reorganization Transactions, each Phantom Unit now provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of its parents, Albertsons Investor and KIM ACI, that collectively, own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. Equity-based compensation expense recognized by the Company was $47.7 million, $45.9 million and $53.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The Company recorded an income tax benefit of $12.9 million, $15.6 million and $11.1 million related to equity-based compensation in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
During fiscal 2018, the Company granted 1.9 million Phantom Units to its employees and directors, consisting of 1.5 million new awards issued and granted in fiscal 2018 and 0.4 million previously issued awards of performance-based Phantom Units that were deemed granted upon the establishment of the fiscal 2018 performance target and that would vest upon both the achievement of such performance target and continued service through the last day of fiscal 2018. The 1.5 million new awards issued and granted in fiscal 2018 include 1.4 million Phantom Units that have solely time-based vesting and 0.1 million performance-based Phantom Units that were deemed granted upon the establishment of the fiscal 2018 annual performance target and that would vest upon both the achievement of such performance target and continued service through the last day of fiscal 2018. The 1.9 million Phantom Units deemed granted have an aggregate grant date value of $60.2 million.

As of February 23, 2019, the Company had $53.7 million of unrecognized compensation cost related to 1.7 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 2.5 years. The aggregate fair value of Phantom Units that vested in fiscal 2018 was $31.5 million.
Treasury Stock
During fiscal 2018, the Company repurchased 1,772,018 shares of common stock allocable to certain current and former members of management (the "management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third party financial institution. As there is no current active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the management holders.
Distribution
On June 30, 2017, the Company's predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders, which resulted in a modification of certain vested awards. As a result of the modification, equity-based compensation expense recognized for fiscal 2017 includes $2.4 million of additional expense.

NOTE 11 - INCOME TAXES

The components of income tax benefit consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current
Federal (1)	$9.0	$54.0	$108.6
State (2)	(6.7)	26.5	20.6
Foreign	0.3	49.8	—
Total Current	2.6	130.3	129.2

Deferred
Federal	(77.9)	(807.7)	(177.9)
State	(3.6)	(216.6)	(41.6)
Foreign	—	(69.8)	—
Total Deferred	(81.5)	(1,094.1)	(219.5)
Income tax benefit	$(78.9)	$(963.8)	$(90.3)
(1) Federal current tax expense net of $12.8 million, $22.4 million and $31.2 million tax benefit of NOLs in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
(2) State current tax expense net of $9.5 million, $9.6 million and $3.8 million tax benefit of NOLs in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to income (loss) before income taxes was attributable to the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income tax expense (benefit) at federal statutory rate	$11.0	$(301.5)	$(162.3)
State income taxes, net of federal benefit	0.7	(39.8)	(20.2)
Change in valuation allowance	(3.3)	(218.0)	107.1
Tax Cuts and Jobs Act	(56.9)	(430.4)	—
Unrecognized tax benefits	(16.2)	(36.5)	(18.7)
Member loss	—	83.1	16.6
Charitable donations	(4.4)	—	(11.1)
Tax Credits	(10.8)	(9.1)	(17.3)
Indemnification asset	—	—	5.1
CVR liability adjustment	—	(20.3)	7.5
Reorganization of limited liability companies	—	46.7	—
Nondeductible equity-based compensation expense	3.8	1.6	4.2
Other	(2.8)	(39.6)	(1.2)
Income tax benefit	$(78.9)	$(963.8)	$(90.3)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 23, 2019	February 24, 2018	February 25, 2017
Beginning balance	$134.9	$387.6	$286.8
Additions charged to income tax expense	3.5	141.0	107.1
Reductions credited to income tax expense	(6.8)	(359.0)	—
Changes to other comprehensive income or loss and other	7.9	(34.7)	(6.3)
Ending balance	$139.5	$134.9	$387.6

The Tax Act, enacted in December 2017, resulted in significant changes to U.S. income tax and related laws. The Company is impacted by a number of aspects of the Tax Act, most notably the reduction in the top U.S. corporate income tax rate from 35% to 21%, a one-time transition tax on the accumulated unremitted foreign earnings and profits of the Company's foreign subsidiaries and 100% expensing of certain qualified property acquired and placed in service after September 27, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when the registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 allowed companies to record a provisional amount during a measurement period not to extend beyond one year from the date of enactment, which ended in the fourth quarter of fiscal 2018. In fiscal 2017, the Company recorded a provisional non-cash tax benefit of $430.4 million. In fiscal 2018, the Company recorded $56.9 million of additional tax benefit, primarily to account for refinement of transition tax and the remeasurement of deferred taxes. The Company has completed its analysis of the Tax Act based on currently available technical guidance. The Company will continue to assess further guidance issued by the Internal Revenue Service ("IRS") and record the impact of such guidance, if any, in the year issued.

In connection with the Reorganization Transactions, the Company recorded deferred tax liabilities in excess of deferred tax assets of $46.7 million in fiscal 2017 for the limited liability companies held by AB Acquisition and taxed previously to the members.

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

Prior to the Reorganization Transactions, taxes on income from limited liability companies held by AB Acquisition were payable by the members in accordance with their respective ownership percentages, resulting in tax expense of $83.1 million and $16.6 million in fiscal 2017 and fiscal 2016, respectively, for losses benefited by the members.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 23, 2019	February 24, 2018
Deferred tax assets:
Compensation and benefits	$132.0	$122.3
Net operating loss	165.9	160.5
Pension & postretirement benefits	195.6	194.7
Reserves	1.5	6.3
Self-Insurance	259.7	265.1
Tax credits	64.2	57.4
Other	58.7	59.3
Gross deferred tax assets	877.6	865.6
Less: valuation allowance	(139.5)	(134.9)
Total deferred tax assets	738.1	730.7

Deferred tax liabilities:
Debt discounts	62.8	73.7
Depreciation and amortization	876.1	903.5
Inventories	346.5	322.9
Other	14.1	10.5
Total deferred tax liabilities	1,299.5	1,310.6

Net deferred tax liability	$(561.4)	$(579.9)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(561.4)	(579.9)
Total	$(561.4)	$(579.9)

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 23, 2019, a valuation allowance of $139.5 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state net operating loss ("NOL") carryforwards of $385.1 million and $2,043.2 million, respectively, which will begin to expire in 2019 and continue through the fiscal year ending February 2038. As of February 23, 2019, the Company had federal and state credit carryforwards of $12.5 million and $46.5 million, respectively, the majority of which will expire in 2023.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Beginning balance	$356.0	$418.0	$435.3
Increase related to tax positions taken in the current year	1.6	65.4	63.8
Increase related to tax positions taken in prior years	35.1	4.6	6.4
Decrease related to tax position taken in prior years	(0.4)	(70.0)	(71.0)
Decrease related to settlements with taxing authorities	(8.3)	(17.5)	(9.8)
Decrease related to lapse of statute of limitations	(7.8)	(44.5)	(6.7)
Ending balance	$376.2	$356.0	$418.0

Included in the balance of unrecognized tax benefits as of February 23, 2019, February 24, 2018 and February 25, 2017 are tax positions of $267.7 million, $249.0 million and $231.3 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $267.7 million that could impact tax expense, the Company has recorded $9.7 million of indemnification assets that would offset any future recognition. As of February 23, 2019, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2012 and in most states, is no longer subject to state income tax examinations for fiscal years before 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized expense related to interest and penalties, net of settlement adjustments, of $1.8 million, $4.6 million and $4.5 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

In fiscal 2016, the Company adopted the IRS safe harbor rule for taxpayers operating retail establishments for determining whether expenditures paid or incurred to remodel or refresh a qualified building are deductible. As a result of adopting this safe harbor, the Company reduced $70.1 million of uncertain tax benefit in fiscal 2016, and there was no impact on the tax provision due to an offsetting deferred adjustment. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $124.2 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

NOTE 12 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for substantially all of its employees under the Safeway banners not participating in multiemployer pension plans. Effective April 1, 2015, the Company implemented a soft freeze of the Safeway Plan. A soft freeze means that all existing employees as of March 31, 2015 currently participating will remain in the Safeway Plan, but any new non-union employees hired after that date will no longer be part of the Safeway Plan but instead will be offered retirement benefits under an enhanced 401(k) program. On December 30, 2018, the Company implemented a hard freeze of non-union benefits of employees of the Safeway Plan. All future benefit accruals for non-union employees ceased as of this date. Instead, non-union participants will be offered retirement benefits under the Company's 401(k) plans. The Safeway Plan continues to remain fully open to union employees and past service benefits, including future interest credits, for non-union employees continue to be maintained under the Safeway Plan. The hard freeze resulted in an immaterial curtailment charge in fiscal 2018. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. The Company also sponsors a frozen plan (the "United Plan") covering certain employees under the United banners and a Retirement Restoration Plan that provides death benefits and supplemental income payments for certain senior executives after retirement. The Retirement Restoration Plan is unfunded.

On May 15, 2016, the Company, through an indirect, wholly-owned subsidiary, acquired 100% of the outstanding equity of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. ("C&S") for nominal cash consideration and the assumption of certain liabilities, primarily related to employee compensation and benefits of the workforce acquired. Prior to the acquisition, C&S, through its wholly-owned subsidiary, Collington, managed and operated the Company's distribution center located in Upper Marlboro, Maryland. By purchasing the equity of Collington, the Company settled a pre-existing reimbursement arrangement under the previous supply agreement relating to the pension plan in which Collington employees participate. Consequently, the Company, through its newly acquired subsidiary, Collington, assumed primary liability for the Collington employees participating in the pension plan. Prior to the acquisition of Collington, the pension plan was a multiple employer plan, with Safeway and C&S being the respective employers. The Safeway portion of the plan was accounted for as a multiemployer plan, with the C&S portion being accounted for by the Company through the previous supply agreement. Also, contemporaneously with the acquisition of Collington, the Company negotiated a new supply agreement with C&S and negotiated concessions directly from the union representing the Collington employees at the distribution center. The acquisition of Collington resulted in a charge of approximately $78.9 million to pension expense during the first quarter of fiscal 2016. Upon the assumption of the C&S portion of the pension plan through the equity acquisition, the multiple-employer pension plan was accounted for as a single employer plan.
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

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 23, 2019 and a statement of funded status as of February 23, 2019 and February 24, 2018 (in millions):

	Pension		Other Post-Retirement Benefits
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Change in projected benefit obligation:
Beginning balance	$2,351.8	$2,613.0	$26.9	$31.2
Service cost	52.4	49.8	1.0	1.0
Interest cost	85.8	88.3	0.5	0.9
Actuarial loss (gain)	0.5	(56.6)	(2.4)	(4.5)
Plan participant contributions	—	—	0.4	0.5
Benefit payments	(167.8)	(78.7)	(2.6)	(2.2)
Plan amendments	3.1	—	—	—
Settlements	—	(264.0)	—	—
Ending balance	$2,325.8	$2,351.8	$23.8	$26.9

Change in fair value of plan assets:
Beginning balance	$1,814.0	$1,934.8	$—	$—
Actual return on plan assets	3.6	201.6	—	—
Employer contributions	197.2	20.2	2.1	1.7
Plan participant contributions	—	—	0.4	0.5
Benefit payments (including settlements)	(167.8)	(342.6)	(2.5)	(2.2)
Ending balance	$1,847.0	$1,814.0	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.7)	$(6.8)	$(2.1)	$(2.2)
Other long-term liabilities	(472.1)	(531.0)	(21.7)	(24.7)
Funded status	$(478.8)	$(537.8)	$(23.8)	$(26.9)

Amounts recognized in Accumulated other comprehensive income consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net actuarial gain	$(140.6)	$(256.4)	$(8.2)	$(6.0)
Prior service cost	3.1	0.3	5.6	9.3
	$(137.5)	$(256.1)	$(2.6)	$3.3

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 23, 2019 and February 24, 2018, is shown below (in millions):

	February 23, 2019	February 24, 2018
Projected benefit obligation	$2,325.8	$2,351.8
Accumulated benefit obligation	2,323.9	2,349.6
Fair value of plan assets	1,847.0	1,814.0

The following table provides the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income (in millions):

	Pension		Other Post-Retirement Benefits
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Components of net expense:
Estimated return on plan assets	$(112.6)	$(119.6)	$—	$—
Service cost	52.4	49.8	1.0	1.0
Interest cost	85.8	88.3	0.5	0.9
Amortization of prior service cost	0.1	0.1	3.7	3.7
Amortization of net actuarial (gain) loss	(6.3)	0.4	(0.2)	(0.1)
Collington acquisition	—	—	—	—
Gain due to settlement accounting	—	(25.4)	—	—
Loss due to curtailment accounting	0.1	—	—	—
Net expense (benefit)	19.5	(6.4)	5.0	5.5

Changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income:
Net actuarial loss (gain)	109.4	(138.6)	(2.4)	(4.5)
Gain due to settlement accounting	—	25.4	—	—
Loss due to curtailment accounting	(0.1)	—	—	—
Amortization of net actuarial gain (loss)	6.3	(0.4)	0.2	0.1
Prior service cost	3.1	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(3.7)	(3.7)
Total recognized in Other comprehensive (loss) income	118.6	(113.7)	(5.9)	(8.1)
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income	$138.1	$(120.1)	$(0.9)	$(2.6)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2019.

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

Assumptions
The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 23, 2019	February 24, 2018
Discount rate	4.17%	4.12%
Rate of compensation increase	2.87%	2.87%
The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 23, 2019	February 24, 2018
Discount rate	4.12%	4.21%
Expected return on plan assets:	6.38%	6.40%

On February 24, 2018, the Company adopted the new MP-2017 projection scale to the RP-2014 mortality tables to be applied on a generational basis for calculating the Company's 2017 year-end benefit obligations. The tables assume an improvement in life expectancy in the future but at a slower rate than the MP-2016 projection scale to the RP-2014 mortality table used for calculating the Company's 2016 year-end benefit obligations and 2017 expense. Similarly, on February 23, 2019, the Company adopted the new MP-2018 projection scale which assumes an improvement in life expectancy at a marginally slower rate than the MP-2017 projection scale. The change to the mortality table projection scale resulted in an immaterial decrease to the Company's current year benefit obligation and future expenses.
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
The following table summarizes actual allocations for the Safeway Plan which had $1.6 billion in plan assets as of February 23, 2019:

		Plan Assets
Asset category	Target	February 23, 2019	February 24, 2018
Equity	65%	62.5%	65.0%
Fixed income	35%	35.6%	35.5%
Cash and other	—%	1.9%	(0.5)%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had approximately $247 million in plan assets as of February 23, 2019:

		Plan Assets
Asset category	Target	February 23, 2019	February 24, 2018
Equity	65%	60.5%	65.4%
Fixed income	35%	35.9%	32.2%
Cash and other	—%	3.6%	2.4%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had approximately $33 million in plan assets as of February 23, 2019:

		Plan Assets
Asset category	Target (1)	February 23, 2019	February 24, 2018
Equity	50%	50.3%	50.1%
Fixed income	50%	50.0%	47.9%
Cash and other	—%	(0.3)%	2.0%
Total	100%	100.0%	100.0%

(1)	The target market value of equity securities for the United Plan is 50% of plan assets. If the equity percentage exceeds 60% or drops below 40%, the asset allocation is adjusted to target.

Expected return on pension plan assets is based on historical experience of the Company's portfolios and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation.

Pension Plan Assets
The fair value of the Company's pension plan assets as of February 23, 2019, excluding pending transactions of $79.5 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$10.8	$1.6	$9.2	$—	$—
Short-term investment collective trust (2)	73.3	—	73.3	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	254.5	254.5	—	—	—
International common stock	64.0	64.0	—	—	—
Collective trust funds (2)	649.9	—	—	—	649.9
Corporate bonds (4)	126.0	—	126.0	—	—
Mortgage- and other asset-backed securities (5)	42.8	—	42.8	—	—
Mutual funds (6)	257.2	139.9	29.2	—	88.1
U.S. government securities (7)	362.5	—	362.5	—	—
Other securities (8)	85.5	—	51.6	—	33.9
Total	$1,926.5	$460.0	$694.6	$—	$771.9

(1)	The carrying value of these items approximates fair value.

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

(6)
These investments are open-ended mutual funds that are registered with the SEC which are valued using the NAV. The NAV of the mutual funds is a published price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund's liabilities, expressed on a per-share basis. There are no unfunded commitments, or redemption restrictions for these funds, and the funds are required to transact at the published price.

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

(6)
These investments are open-ended mutual funds that are registered with the SEC which are valued using the NAV. The NAV of the mutual funds is a published price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund's liabilities, expressed on a per-share basis. There are no unfunded commitments, or redemption restrictions for these funds, and the funds are required to transact at the published price.

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

Contributions

In fiscal 2018 and 2017, the Company contributed $199.3 million and $21.9 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company's fiscal 2018 contributions include $150.0 million of additional discretionary contributions to reduce the Pension Benefit Guaranty Corporation premium costs and improve the overall funded status of the plans. The Company expects to contribute $12.4 million to its pension and post-retirement plans in fiscal 2019. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Benefits
2019	$275.7	$2.3
2020	185.1	2.1
2021	179.6	2.1
2022	174.6	2.0
2023	171.3	1.9
2024 – 2028	734.5	8.6

Multiemployer Pension Plans

The Company contributes to various multiemployer pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants, the investment of the assets and plan administration. Expense is recognized in connection with these plans as contributions are funded.

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

•
If the Company chooses to stop participating in some multiemployer plans, or makes market exits or store closures or otherwise has participation in the plan fall below certain levels, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as withdrawal liability. The Company records the actuarially determined liability at an undiscounted amount.

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2018 and fiscal 2017 is for the plan's year ending at December 31, 2017 and December 31, 2016, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material. None of the Company's collective bargaining agreements require that a minimum contribution be made to these plans.

As a part of the Safeway acquisition, the Company assumed withdrawal liabilities related to Safeway's 2015 closure of its Dominick's division. The Company recorded a $221.8 million multiemployer pension withdrawal liability related to Safeway's withdrawal from these plans. The Company is disputing in arbitration certain factors used to determine the allocation of the unfunded vested benefits, and therefore, the annual pension payment installments due to the UFCW Midwest Plan are also in dispute. The Company's estimated liability reflects the Company's best estimate of the probable outcome of this arbitration. The amount of the withdrawal liability recorded as of February 23, 2019 with respect to the Dominick's division was $142.1 million, primarily reflecting minimum required payments made subsequent to the date of consummation of the Safeway acquisition.

The following tables contain information about the Company's multiemployer plans:

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2018	2017	2017	2016
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Green	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (5)	516055922 - 001	Green	Green	Yes	No	No
Mid Atlantic Pension Fund	461000515 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Yellow	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Green	Yes	Yes	No

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2018	2017	2016				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$104.4	$110.2	$98.9	No	10/13/2018 to 7/27/2020	63	56	10/13/2018
Western Conference of Teamsters Pension Plan	63.7	61.2	59.1	No	3/16/2019 to 10/1/2022	51	15	9/20/2020
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	108.4	92.4	63.9	No	3/11/2018 to 3/6/2021	47	43	3/3/2019
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	20.4	20.4	33.8	No	10/26/2019 to 2/22/2020	21	16	10/26/2019
Sound Retirement Trust (6)	39.1	32.1	33.1	Yes	10/13/2018 to 10/16/2021	118	22	5/4/2019
Bakery and Confectionery Union and Industry International Pension Fund	17.4	16.6	17.1	Yes	9/3/2011 to 1/22/2022	92	28	9/6/2020
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	14.0	15.8	16.7	No	1/31/2018 to 1/25/2022	5	2	3/20/2020
Rocky Mountain UFCW Unions & Employers Pension Plan	10.8	10.8	11.0	Yes	1/12/2019 to 6/11/2022	81	30	2/23/2019
UFCW Local 152 Retail Meat Pension Fund (5)	10.8	11.0	10.8	No	5/2/2020	4	4	5/2/2020
Desert States Employers & UFCW Unions Pension Plan	9.1	9.3	9.1	Yes	5/9/2019 to 11/5/2022	16	13	10/24/2020
UFCW International Union - Industry Pension Fund (5)	13.1	12.4	8.6	No	8/25/2018 to 11/5/2022	27	8	6/11/2022
Mid Atlantic Pension Fund	6.6	6.8	6.9	No	10/26/2019 to 2/22/2020	19	16	10/26/2019
Retail Food Employers and UFCW Local 711 Pension Trust Fund	7.1	6.6	5.4	No	5/19/2018 to 12/13/2020	7	2	3/3/2019
Oregon Retail Employees Pension Trust	7.6	6.6	2.3	No	9/1/2016 to 12/6/2019	111	25	8/4/2018
Other funds	18.6	19.0	22.4
Total Company contributions to U.S. multiemployer pension plans	$451.1	$431.2	$399.1

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

(2)
Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 23, 2019, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

(3)	These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the Company's pension funds listed above.

(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2018 and March 31, 2017.

(5)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2017 and June 30, 2016.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2017 and September 30, 2016.
Collective Bargaining Agreements

As of February 23, 2019, the Company had approximately 267,000 employees, of which approximately 170,000 were covered by collective bargaining agreements. During fiscal 2018, collective bargaining agreements covering approximately 8,500 employees were renegotiated. Collective bargaining agreements covering approximately 106,000 employees have expired or are scheduled to expire in fiscal 2019.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.3 billion, $1.2 billion and $1.2 billion for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. The Company provides supplemental retirement benefits through the Albertson's LLC Executive Deferred Compensation Makeup Plan and the United Supplemental Plan, which provide certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. Total contributions for these plans were $45.1 million, $44.6 million and $38.8 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

On April 16, 2015, the Company entered into a letter agreement regarding the TSA with SuperValu (the "TSA Letter Agreement") pursuant to which SuperValu will provide services to the Company as needed to transition and wind down the TSA and the services SuperValu provides under the TSA. In exchange for these transition and wind down services, the TSA Letter Agreement calls for eight payments of $6.25 million every six months for aggregate fees of $50.0 million. These payments are separate from and incremental to the fixed and variable fees the Company pays to SuperValu under the TSA. The parties also agreed to negotiate in good faith if either the costs associated with the transition and wind down services are materially higher (i.e. 5.0% or more) than anticipated, or SuperValu is not performing in all material respects the transition and wind down services as needed to support the Company's transition and wind down activities.
On October 17, 2017, the Company exercised its right to terminate the TSAs with SuperValu. The Company's TSAs terminated during the third quarter of fiscal 2018.

Summary of SuperValu activity

Activities with SuperValu that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Supply agreements included in Cost of sales	$1,064.8	$1,674.7	$1,749.1
Selling and administrative expenses	40.7	119.4	157.1
Total	$1,105.5	$1,794.1	$1,906.2

Cerberus

In connection with the Safeway acquisition, the Company entered into a four-year management agreement with Cerberus Capital Management, L.P. and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.8 million. The Company made the final payment under the management agreement in the fourth quarter of fiscal 2017. The agreement was extended for a fifth year and a payment of the $13.8 million management fee was made in the fourth quarter of fiscal 2018.

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $143.0 million as of February 23, 2019 and $205.6 million as of February 24, 2018.

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

Security Breach: In 2014, the Company was the subject of criminal intrusions by the installation of malware on a portion of its computer network that processes payment card transactions for approximately 800 of its stores through its then service provider SuperValu. The Company believes these were attempts to collect payment card data. The forensic investigation into the intrusions indicated that although the Company was then compliant with the Payment Card Industry (PCI) Data Security Standards issued by the PCI Council, it was not compliant with all of these standards at the time of the intrusions. As a result, the Company was assessed by certain card companies for incremental counterfeit fraud losses, non-ordinary course expenses (such as card reissuance costs) and case management costs. The Company has paid or recorded an estimated liability for all of such assessments, and is seeking recovery from MasterCard of its assessment. As a result of the intrusion, two class action complaints were filed against the Company by consumers. These complaints have been dismissed, although the appeal of the dismissal of one case remains pending. In 2015, the Company also received a letter from the Office of the Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices were leading a multi-state group requesting specified information concerning the two data breach incidents. The Company has cooperated with the investigation. The multi-state group did not make a monetary demand, and the Company is unable to estimate the possibility or range of loss, if any.

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway

401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. Discovery closed on June 8, 2018. The parties filed summary judgment motions, which were heard and taken under submission on August 16, 2018. Plaintiffs' motion was denied and defendants' motion was granted in part and denied in part. Bench trials for both matters are set for May 6, 2019. Though the Company believes these lawsuits are without merit and intends to contest each of them vigorously, it has recorded an estimated liability for these matters.

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. Both sides have moved for summary judgment, and motions are pending before the court. Discovery is complete, and trial will be set after the Court rules on the pending dispositive motions. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway submitted fraudulent, inflated pricing information to government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Discovery is complete and trial is currently set for September 10, 2019. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million, before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

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

Alaska Attorney General's Investigation: On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska's Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The Company has been cooperating with the Alaska Attorney General in this investigation. The Company does not currently have a basis to believe it has violated Alaska's Unfair Trade Practices and Consumer Act, however, at this time, the Company is unable to determine the probability of the outcome of this matter or estimate a range of reasonably possible loss, if any.

Opioid Litigation: Albertson's LLC is one of multiple defendants named in a complaint brought by The Blackfeet Tribe of the Blackfeet Indian Reservation asserting unspecified allegations that the Company contributed to the national opioid epidemic. An amended complaint was filed on August 29, 2018 in the United States District Court for the Northern District of Ohio as one of approximately 1,623 cases filed in or transferred to that district for coordinated or consolidated pretrial proceedings pursuant to 28 U.S.C. §1407. The Company was served on January 11, 2019 and filed a motion to dismiss on February 15, 2019. The Company has recently been named in ten additional actions also pending in the Northern District of Ohio under the rules governing multidistrict litigation. In addition, the State of New Mexico recently commenced a similar action against the Company and others in the County of Santa Fe, New Mexico. The Company is vigorously defending these matters and believes that these cases are without merit. At this early stage in the proceedings, the Company is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
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

NOTE 15 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to stockholders/members. Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for interest rate swaps, pension and other post-retirement liabilities and foreign currency translation adjustments, driven primarily by the Company's equity method investment in Casa Ley.

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

	Fiscal 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive loss before reclassifications	(129.8)	(18.6)	(110.0)	(0.3)	(0.9)
Amounts reclassified from Accumulated other comprehensive income	(5.6)	(2.3)	(2.7)	—	(0.6)
Tax benefit	35.6	5.4	29.6	—	0.6
Current-period other comprehensive loss, net	(99.8)	(15.5)	(83.1)	(0.3)	(0.9)
Ending AOCI balance	$91.3	$3.4	$88.8	$(1.4)	$0.5

	Fiscal 2017
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(12.8)	$(28.1)	$79.7	$(66.1)	$1.7
Other comprehensive income before reclassifications	207.0	33.7	143.1	23.7	6.5
Amounts reclassified from Accumulated other comprehensive income	90.9	32.4	(21.3)	84.9	(5.1)
Tax (expense) benefit	(94.0)	(19.1)	(29.6)	(43.6)	(1.7)
Current-period other comprehensive income (loss), net	203.9	47.0	92.2	65.0	(0.3)
Ending AOCI balance	$191.1	$18.9	$171.9	$(1.1)	$1.4

NOTE 16 - QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature and are necessary for a fair statement of the results for the interim periods presented (in millions):

	Fiscal 2018
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$60,534.5	$14,016.6	$13,840.4	$14,024.1	$18,653.4
Gross profit	16,894.6	4,058.7	3,852.4	3,812.8	5,170.7
Operating income	787.3	288.4	174.4	131.4	193.1
Income (loss) before income taxes	52.2	137.0	(19.8)	(44.3)	(20.7)
Income tax (benefit) expense	(78.9)	1.4	(65.4)	(11.9)	(3.0)
Net income (loss)	$131.1	$135.6	$45.6	$(32.4)	$(17.7)

Net income for the third quarter of fiscal 2018 includes the Company's provisional SAB 118 adjustment of $60.3 million related to the Tax Cuts and Jobs Act (the "Tax Act"). Net income for the second quarter of fiscal 2018 includes the Company's $135.8 million net gain on property dispositions, asset impairments and lease exit costs.

	Fiscal 2017
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$59,924.6	$14,033.7	$13,599.2	$13,831.7	$18,460.0
Gross profit	16,361.1	3,948.3	3,624.6	3,729.7	5,058.5
Operating (loss) income (1)	(56.6)	181.8	(101.0)	(219.8)	82.4
(Loss) income before income taxes	(917.5)	15.3	(305.4)	(422.9)	(204.5)
Income tax (benefit) expense	(963.8)	(373.0)	(523.5)	(67.7)	0.4
Net income (loss)	$46.3	$388.3	$218.1	$(355.2)	$(204.9)
(1) Fiscal 2017 has been adjusted for the retrospective adoption of Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" in the first quarter of fiscal 2018. We reclassified non-service pension and post-retirement cost components to Other income from Selling and administrative expenses. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies.

Net loss for the second quarter of fiscal 2017 includes a goodwill impairment charge of $142.3 million. Net income during fiscal 2017 includes additional asset impairment charges of $100.9 million.

Net income in the third quarter of fiscal 2017 includes a non-cash income tax benefit of $359.0 million related to the release of a substantial portion of NALP's valuation allowance associated with the Reorganization Transactions. Fiscal 2017 reflects a net non-cash income tax benefit of $218.0 million related to the release of substantially all of NALP's valuation allowance, a difference of $141.0 million due to additional valuation allowance recorded for the first three quarters of fiscal 2017 through the date of the Reorganization Transactions. Net income for the fourth quarter of fiscal 2017 includes a net non-cash income tax benefit of $430.4 million as a result of the reduction in net deferred tax liabilities due to the lower corporate income tax rate from the enactment of the Tax Act, partially offset by an increase of $46.7 million in net deferred tax liabilities from the Company's limited liability companies related to the Reorganization Transactions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 23, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 23, 2019.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 23, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information
On March 29, 2019, the Company announced that Vivek Sankaran will become the President and Chief Executive Officer of the Company, effective April 25, 2019 (the "Commencement Date"). James L. Donald, the Company's current President and Chief Executive Officer, and Leonard Laufer, a current director of the Company, will become Co-Chairmen of the board of directors of the Company upon Mr. Sankaran joining the Company on the Commencement Date. Robert G. Miller will become Chairman Emeritus of the board of directors on the Commencement Date. In addition, the board of directors has agreed to nominate Mr. Sankaran to serve as a member of the board of directors effective as of the Commencement Date.

There is no arrangement or understanding with any person pursuant to which Mr. Sankaran is being appointed President, Chief Executive Officer and director. There are no family relationships between Mr. Sankaran and any director or executive officer of the Company, and Mr. Sankaran is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our board of directors and executive officers as of April 24, 2019:

Name	Age	Position
Robert G. Miller	75	Chairman
James L. Donald	65	President and Chief Executive Officer
Susan Morris	50	Executive Vice President and Chief Operations Officer
Shane Sampson	54	Chief Marketing and Merchandising Officer
Anuj Dhanda	56	Executive Vice President and Chief Information Officer
Robert B. Dimond	57	Executive Vice President and Chief Financial Officer
Justin Ewing	50	Executive Vice President, Corporate Development and Real Estate
Robert A. Gordon	67	Executive Vice President, General Counsel and Secretary
Jim Perkins	55	Executive Vice President, Retail Operations, Special Projects and President, Acme and Eastern Divisions
Andrew J. Scoggin	57	Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs
Mike Withers	59	Executive Vice President, Retail Operations, East Region
Dean S. Adler (a)	62	Director
Sharon L. Allen* (a)(b)	67	Director
Steven A. Davis* (d)(e)	60	Director
Kim Fennebresque* (b)(d)	69	Director
Allen M. Gibson*	53	Director
Hersch Klaff (e)	65	Director
Leonard Laufer (c)	53	Director
Jay L. Schottenstein	64	Director
Alan H. Schumacher* (d)	72	Director
Lenard B. Tessler (a)(b)	66	Lead Director
B. Kevin Turner (c)	54	Vice Chairman and Senior Advisor to the CEO
Scott Wille	38	Director
* Independent Director
(a) Member, Nominating and Corporate Governance Committee
(b) Member, Compensation Committee
(c) Member, Technology Committee
(d) Member, Audit and Risk Committee
(e) Member, Compliance Committee

Forthcoming Director and Chief Executive Officer Changes

On March 29, 2019, the Company announced that Vivek Sankaran will become the President and Chief Executive Officer of the Company, effective on the Commencement Date. James L. Donald, the Company's current President and Chief Executive Officer, and Leonard Laufer, a current director of the Company, will become Co-Chairmen of the board of directors of the Company upon Mr. Sankaran joining the Company on the Commencement Date. Robert G. Miller will become Chairman Emeritus of the board of directors on the Commencement Date. In addition, the board of directors has agreed to nominate Mr. Sankaran to serve as a member of the board of directors effective as of the Commencement Date.

EXECUTIVE OFFICERS AND DIRECTORS BIOGRAPHIES

Robert G. Miller, Chairman (Chairman Emeritus, expected to be effective April 25, 2019). Mr. Miller has served as our Chairman since April 2015 and has served as a member of our board of directors since 2006. Mr. Miller previously served as our Executive Chairman from January 2015 to April 2015, and as Chief Executive Officer from June 2006 to January 2015 and again from April 2015 to September 2018. Mr. Miller has over 50 years of retail food and grocery experience. Mr. Miller previously served as Chairman and Chief Executive Officer of Fred Meyer, Inc. and Rite Aid. He served as the Vice Chairman of Kroger from January 1999 to December 1999 and Chairman of Wild Oats Markets, Inc., a nationwide chain of natural and organic food markets from 2004 to 2006. Earlier in his career, Mr. Miller served as Executive Vice President of Operations of Albertson's, Inc. from 1988 to 1991. Mr. Miller has previously served as a board member of Nordstrom, Inc. from 2004 to 2016, JoAnn Fabrics from 2013 to 2015, Harrah's Entertainment Inc. from 1998 to 2006 and has served as a board member of the Jim Pattison Group, Inc., a diversified Canadian holding company, since 2006. Mr. Miller has detailed knowledge and valuable perspective and insights regarding our business and has responsibility for the development and implementation of our business strategy.

James L. Donald, President and Chief Executive Officer (Co-Chairman, expected to be effective April 25, 2019). Mr. Donald has served as our President and Chief Executive Officer since September 2018. Prior to that, Mr. Donald served as President and Chief Operating Officer since joining the Company in March 2018. Prior to that, Mr. Donald served as Chief Executive Officer and Director of Extended Stay America, Inc., a large North American owner and operator of hotels, and its subsidiary, ESH Hospitality, Inc. (together with Extended Stay America, Inc., "ESH"), from February 2012 to July 2015, and as Senior Advisor of ESH from August 2015 to December 2015. Prior to joining ESH, Mr. Donald served as President, Chief Executive Officer and Director of Starbucks Corporation, President and Chief Executive Officer of regional food and drug retailer Haggen Food & Pharmacy, Chairman, President and Chief Executive Officer of regional food and drug retailer Pathmark Stores, Inc., and in a variety of other senior and executive roles at Wal-Mart Stores, Inc., Safeway and Albertson's, Inc. Mr. Donald began his grocery and retail career in 1971 with Publix Super Markets, Inc. Mr. Donald has served on the Advisory Board of Jacobs Holding AG, a Switzerland-based global investment firm, since 2015, and as a member of the board of directors at Barry Callebaut AG, a Switzerland-based manufacturer of chocolate and cocoa, since 2008.

Vivek Sankaran, President, Chief Executive Officer and Director (expected to be effective April 25, 2019). Mr. Sankaran, 56, previously served from January 2019 to March 2019 as Chief Executive Officer of PepsiCo Foods North America, which includes Frito-Lay North America ("Frito-Lay"). There he led PepsiCo, Inc.'s ("PepsiCo") snack and convenient foods business. Prior to that, Mr. Sankaran served as President and Chief Operating Officer of Frito-Lay from April 2016 to December 2018; Chief Operating Officer of Frito-Lay from February 2016 to April 2016; Chief Commercial Officer, North America of PepsiCo from 2014 to February 2016, where he led PepsiCo's cross-divisional performance across its North American customers; Chief Customer Officer of Frito-Lay from 2012 to 2014; Senior Vice President and General Manager of Frito-Lay's South business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development of PepsiCo from 2009 to 2010. Before joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey and Company, where he served various Fortune 100 companies, bringing a strong focus on strategy and operations. Mr. Sankaran co-led the firm's North American purchasing and supply management practice and was on the leadership team of the North American retail practice. Mr. Sankaran has an MBA from the University of Michigan, a master's degree in manufacturing from the Georgia Institute of Technology and a bachelor's degree in mechanical engineering from the Indian Institute of Technology in Chennai.

Susan Morris, Executive Vice President and Chief Operations Officer. Ms. Morris has been our Executive Vice President and Chief Operations Officer since January 2018. Previously, Ms. Morris served as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018. Ms. Morris also served as our Executive Vice President, Retail Operations, East Region from April 2016 to April 2017, as President of our Denver Division from March 2015 to March 2016 and as President of our Intermountain Division from March 2013 to March 2015. From June 2012 to February 2013, Ms. Morris served as our Vice President of Marketing and Merchandising, Southwest Division. From February 2010 to June 2012, Ms. Morris served as a Sales Manager in our Southwest Division. Prior to joining our Company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu. Ms. Morris also previously served as Vice President of Operations at Albertson's, Inc.

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

Anuj Dhanda, Executive Vice President and Chief Information Officer. Mr. Dhanda has been our Executive Vice President and Chief Information Officer since December 2015. Prior to joining our Company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain since March 2015, and as its Chief Information Officer since September 2013. Previously, Mr. Dhanda served at PNC Financial Services as Chief Information Officer from March 2008 to August 2013, after having served in other senior information technology positions at PNC Bank from 1995 to 2013.

Robert B. Dimond, Executive Vice President and Chief Financial Officer. Mr. Dimond has been our Chief Financial Officer since February 2014. Prior to joining our Company, Mr. Dimond previously served as Executive Vice President, Chief Financial Officer and Treasurer at Nash Finch Co., a food distributor, from 2007 to 2013. Mr. Dimond has over 30 years of financial and senior executive management experience in the retail food and distribution industry. Mr. Dimond has served as Chief Financial Officer and Senior Vice President of Wild Oats, Group Vice President and Chief Financial Officer for the western region of Kroger, Group Vice President and Chief Financial Officer of Fred Meyer, Inc. and as Vice President, Administration and Controller for Smith's Food and Drug Centers Inc., a regional supermarket chain. Mr. Dimond is a Certified Public Accountant.

Justin Ewing, Executive Vice President, Corporate Development and Real Estate. Mr. Ewing has been our Executive Vice President of Corporate Development and Real Estate since January 2015. Previously, Mr. Ewing had served as our Senior Vice President of Corporate Development and Real Estate since 2013, as Vice President of Real Estate and Development since 2011 and as Vice President of Corporate Development since 2006, when Mr. Ewing originally joined us from the operations group at Cerberus Capital Management, L.P. ("Cerberus"). Prior to his work with Cerberus, Mr. Ewing was with Trowbridge Group, a strategic sourcing firm. Mr. Ewing also spent over 13 years with PricewaterhouseCoopers LLP. Mr. Ewing is a Chartered Accountant with the Institute of Chartered Accountants of England and Wales.

Robert A. Gordon, Executive Vice President, General Counsel and Secretary. Mr. Gordon has been our Executive Vice President, General Counsel and Secretary since January 2015. Previously, he served as Safeway's General Counsel from June 2000 to January 2015 and as Chief Governance Officer since 2004, Safeway's Secretary since 2005 and as Safeway's Deputy General Counsel from 1999 to 2000. Prior to joining Safeway, Mr. Gordon was a partner at the law firm Pillsbury Winthrop Shaw Pittman LLP from 1984 to 1999.

Jim Perkins, Executive Vice President, Retail Operations Special Projects and President, Acme and Eastern Divisions. Mr. Perkins has been our Executive Vice President, Retail Operations Special Projects since April 2017. Since June 2017, he has also served as the President of our Acme and Eastern Divisions. He also served as our Executive Vice President, Retail Operations, West Region from April 2016 until April 2017, and our Executive Vice President, Retail Operations, East Region, from April 2015 to April 2016. He served as President of NALP's Acme Markets division from March 2013 to April 2015. Previously, he served as regional Vice President of Giant Food, a regional American supermarket chain, from 2009 to 2013. He began his career with Albertson's, Inc. as a clerk in 1982. Mr. Perkins served in roles of increasing responsibility, ultimately being named Vice President of Operations for Albertson's, Inc. In 2006, Mr. Perkins joined Albertson's LLC's southern division as Director of Operations.

Andrew J. Scoggin, Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs. Mr. Scoggin has served as our Executive Vice President, Human Resources, Labor Relations, Public Relations and Government Affairs since January 2015. Mr. Scoggin has also served as our Executive Vice President, Human Resources, Labor Relations and Public Relations since March 2013, and served as our Senior Vice President, Human Resources, Labor Relations and Public Relations from June 2006 to March 2013. Mr. Scoggin joined Albertson's, Inc. in the Labor Relations and Human Resources department in 1993. Prior to that time, Mr. Scoggin practiced law with a San Francisco Bay Area law firm.

Mike Withers, Executive Vice President, Retail Operations, East Region. Mr. Withers has served as our Executive Vice President, Retail Operations, East Region since April 2017. Mr. Withers began his career with Albertson's, Inc. in 1976. Mr. Withers served as district manager in both Washington and Florida and was promoted to Big Sky Division President with responsibilities for store operations in Montana and North Dakota, a role he also held in both the Florida and Portland divisions. Mr. Withers previously served as Vice President of Marketing and Merchandising for the Florida and Southern divisions, and President of the Southern and Jewel-Osco divisions.

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

Steven A. Davis, Director. Mr. Davis has been a member of our board since June 2015. Mr. Davis is the former Chairman and Chief Executive Officer of Bob Evans Farms, Inc., a food service and consumer products company, where he served from May 2006 to December 2014. Mr. Davis has also served as a director of PPG Industries, Inc., a manufacturer and distributor of paints, coatings and specialty materials, since April 2019, Legacy Acquisition Corporation, an acquirer of companies in the public and restaurant sectors, since November 2017, Sonic Corp., the nation's largest chain of drive-in restaurants, since January 2017, Marathon Petroleum Corporation, a petroleum refiner, marketer, retailer and transporter, since 2013, Walgreens Boots Alliance, Inc. (formerly Walgreens Co.), a pharmacy-led wellbeing enterprise, from 2009 to 2015, and CenturyLink, Inc. (formerly Embarq Corporation), a provider of communication services, from 2006 to 2009. Prior to joining Bob Evans Farms, Inc. in 2006, Mr. Davis served in a variety of restaurant and consumer packaged goods leadership positions, including president of Long John Silver's LLC and A&W Restaurants, Inc. In addition, he held executive and operational positions at Yum! Brands, Inc.'s Pizza Hut division and at Kraft General Foods Inc. Mr. Davis has served as a member of the international board of directors for the Juvenile Diabetes Research Foundation since June 2016. Mr. Davis brings to our board of directors extensive leadership experience. In particular, Mr. Davis' leadership of retail and food service companies and pharmacies provides our board of directors with valuable insight relevant to our business.

Kim Fennebresque, Director. Mr. Fennebresque has been a member of our board of directors since March 2015. Mr. Fennebresque has served as a senior advisor to Cowen Group Inc., a diversified financial services firm, since 2008, where he also served as its chairman, president and chief executive officer from 1999 to 2008. He has served on the boards of directors of Ally Financial Inc., a financial services company, since May 2009, BlueLinx Holdings Inc., a distributor of building products, since May 2013 and as Chairperson of BlueLinx Holdings Inc. since May 2016 and Ribbon Communications Inc., a provider of network communications solutions, since October 2017. Mr. Fennebresque has served as a member of the Supervisory Board of BAWAG P.S.K., one of Austria's largest banks, since 2017. Mr. Fennebresque served as a director of Delta Tucker Holdings, Inc. (the parent of DynCorp International, a provider of defense and technical services and government outsourced solutions) from May 2015 to July 2017. From 2010 to 2012, Mr. Fennebresque served as chairman of Dahlman Rose & Co., LLC, an investment bank. He has also served as head of the corporate finance and mergers and acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. He has also held various positions at First Boston Corporation, an investment bank acquired by Credit Suisse. Mr. Fennebresque's extensive experience as a director of several public companies and history of leadership in the financial services industry brings corporate governance expertise and a diverse viewpoint to the deliberations of our board of directors.

Allen M. Gibson, Director. Mr. Gibson has been a member of our board of directors since October 2018. Mr. Gibson is currently the Chief Investment Officer of Centaurus Capital LP and Investment Manager for the Laura and John Arnold Foundation. Mr. Gibson has held both positions since April 2011. Centaurus Capital is a private investment partnership with interests in oil and gas, private equity, structured finance and the debt capital markets. Prior to Centaurus, Mr. Gibson was a Senior Vice President in institutional asset management at Royal Bank of Canada from February 2008 until April 2011. Mr. Gibson has served as a member of the board of directors of ARG Realty, a commercial real estate company based in Argentina, since April 2018, Global Atlantic Financial Group, Inc., a brokerage firm, since May 2013, Cell Site Solutions, LLC, a provider of telecom equipment, products and services since May 2014, and the Tony Hawk Foundation, a youth-oriented charitable foundation, since July 2016. Mr. Gibson also serves on the Advisory Committee of several investment funds, including Cerberus Investment Partners V and Cerberus Investment Partners VI. Centaurus is an investor in certain Cerberus funds. Mr. Gibson's knowledge of capital markets enhances the ability of the ACI board of directors to make prudent financial judgments.

Hersch Klaff, Director. Mr. Klaff has served as a member of our board of directors since 2010. Mr. Klaff is the Chief Executive Officer of Klaff Realty, which he formed in 1984. Mr. Klaff began his career as a Certified Public Accountant with the public accounting firm of Altschuler, Melvoin and Glasser in Chicago. Mr. Klaff's real estate expertise and accounting and investment experience, as well as his extensive knowledge of our Company, broadens the scope of our board of directors' oversight of our financial performance.

Leonard Laufer, Director (Co-Chairman, expected to be effective April 25, 2019). Mr. Laufer has been a member of our board of directors since October 2018. Mr. Laufer has served as Senior Managing Director at Cerberus and Chief Executive Officer of Cerberus Technology Solutions since May 2018. From March 2013 to May 2018, Mr. Laufer served as Managing Director and Head of Intelligent Solutions at JPMorgan Chase & Co. Prior to JPMorgan and from March 1997 to February 2013, Mr. Laufer co-founded and served as Chief Executive Officer and Managing Member of Argus Information and Advisory Services, LLC a provider of informational and analytical solutions to the payment industry that was purchased by Verisk Analytics in August 2012. Mr. Laufer's leadership roles at our largest beneficial owner and his knowledge of technology and information solutions provides critical skills for our board of directors to oversee our strategic planning and operations.

Jay L. Schottenstein, Director. Mr. Schottenstein has served as a member of our board of directors since 2006. Mr. Schottenstein has served as Chairman of the board of directors of American Eagle Outfitters, Inc., a global apparel and accessories retailer, since January 2014 and as Chief Executive Officer since January 2014, a position in which he previously served from March 1992 until December 2012. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores since March 1992 and as president since 2001. Mr. Schottenstein also served as Chief Executive Officer of DSW, Inc., a footwear and accessories retailer, from March 2005 to April 2009, and as Chairman of the board of directors of DSW, Inc. since March 2005. Mr. Schottenstein's experience as a chief executive officer and a director of other major publicly-owned retailers, and his prior experience as a member of our board of directors, gives him and our board of directors valuable knowledge and insight to oversee our operations.

Alan H. Schumacher, Director. Alan H. Schumacher has served as a member of our board of directors since March 2015. He has also served on the board of Warrior Met Coal, Inc., a leading producer and exporter of metallurgical coal for the global steel industry, since its initial public offering in April 2017. He has currently or previously served as a director of BlueLinx Holdings Inc., a distributor of building products, Evertec Inc., a full-service transaction processing business in Latin America, School Bus Holdings Inc., an indirect parent of school-bus manufacturer Blue Bird Corporation, Quality Distribution Inc., a chemical bulk tank truck operator, and Noranda Aluminum Holding Corporation, a producer of aluminum. Mr. Schumacher was a member of the Federal Accounting Standards Advisory Board from 2002 through June 2012. The board of directors has determined that the simultaneous service on more than three audit committees of public companies by Mr. Schumacher does not impair his ability to serve on our audit and risk committee nor does it represent or in any way create a conflict of interest for our Company. Mr. Schumacher's experience as a board director of several public companies, and his deep understanding of accounting principles, provides our board of directors with experience to oversee our accounting and financial reporting.

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

B. Kevin Turner, Vice Chairman and Senior Advisor to the CEO. Mr. Turner has served as Vice Chairman and Senior Advisor to the Chief Executive Officer and as a member of our board of directors since August 2017. Mr. Turner is currently a member of the board of directors of Nordstrom, Inc. Mr. Turner has served as President and Chief Executive Officer of Core Scientific, an emerging leader in blockchain and artificial intelligence infrastructure, hosting, transaction processing and application development, since July 2018. Mr. Turner was previously Chief Executive Officer of Citadel Securities and Vice Chairman of Citadel LLC, global financial institutions, from August 2016 to January 2017. He served as Chief Operating Officer of Microsoft Corporation from 2005 to 2016, and as Chief Executive Officer and President of Sam's Club, a subsidiary of Wal-Mart, from 2002 to 2005. Between 1985 and 2002, Mr. Turner held a number of positions of increasing responsibility with Wal-Mart, including Executive Vice President and Global Chief Information Officer from 2001 to 2002. Mr. Turner's strategic and operational leadership skills and expertise in online worldwide sales, global operations, supply chain, merchandising, branding, marketing, information technology and public relations provide our board of directors with valuable insight relevant to our business.

Scott Wille, Director. Mr. Wille has served as a member of our board of directors since January 2015. Mr. Wille is currently Co-Head of Private Equity and Senior Managing Director at Cerberus, which he joined in 2006. Prior to joining Cerberus, Mr. Wille worked in the leveraged finance group at Deutsche Bank Securities Inc. from 2004 to 2006. Mr. Wille has served as a director of Keane Group, Inc., a provider of hydraulic fracturing, wireline technologies and drilling services, since 2011. Mr. Wille previously served as a director of Remington Outdoor Company, Inc., a designer, manufacturer and marketer of firearms, ammunition and related products, from February 2014 to March 2018 and as a director of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies, from September 2010 to October 2012. Mr. Wille serves as Senior Managing Director of our largest beneficial owner, and his experience in the financial and private equity industries, and his in-depth knowledge of our Company and its acquisition strategy, are valuable to our board of directors' understanding of our business and financial performance.

Family Relationships

None of our officers or directors has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal 2017 and is incorporated herein by reference.

CORPORATE GOVERNANCE
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

Board Composition

Our business and affairs are currently managed by our board of directors. Our board of directors currently has 13 members, but is expected to increase to 15 members effective April 25, 2019. As presently situated, the board of directors is comprised of two members of management, six directors affiliated with the Sponsors (as defined herein) and five independent directors. Members of the board of directors will be elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.

Director Independence

Our board of directors has affirmatively determined that Sharon L. Allen, Steven A. Davis, Kim Fennebresque, Allen M. Gibson and Alan H. Schumacher are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Board Leadership Structure

Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the board of directors should be separate. Presently, James L. Donald serves as Chief Executive Officer and Robert G. Miller serves as Chairman. Our board of directors has considered its leadership structure and believes at this time that the Company and its stockholders are best served by having these positions divided. Dividing these roles allows for increased focus, as each person can devote their attention to one job, while fostering accountability and effective decision-making. By dividing these roles, each person is better able to successfully address both internal and external issues affecting the Company. Expected to be effective April 25, 2019, Vivek Sankaran will become our Chief Executive Officer, Mr. Donald and Leonard Laufer will become our Co-Chairmen and Mr. Miller will become our Chairman Emeritus. While the roles of Chief Executive Officer and Chairman will remain separate, having Co-Chairmen allows each to draw on their extensive knowledge and expertise to set the agenda for and ensure the appropriate focus on issues of concern to the board of directors.

Lenard B. Tessler currently serves as our Lead Director and is responsible for serving as a liaison between the Chairman and the non-management directors, approving meeting agendas and schedules for our board and presiding at executive sessions of the non-management directors and any other board meetings at which the Chairman is not present, among other responsibilities.

Our board of directors expects to periodically review its leadership structure to ensure that it continues to meet our needs.

Role of Board in Risk Oversight

While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit and risk committee oversees management of enterprise risks as well as financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our technology committee is responsible for overseeing the management of our research and development and IT structure and risks associated with IT and cybersecurity. Our nominating and corporate governance committee oversees risks associated with corporate governance. Further, our compliance committee, which is partially comprised of board members, is responsible for overseeing the management of the compliance and regulatory risks we face and risks associated with business conduct and ethics. Pursuant to our board of directors' instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our board of directors and its committees.

Board of Directors Meetings

During fiscal 2018, the board of directors met 17 times, the audit and risk committee met five times, the compensation committee met two times and the nominating and corporate governance committee did not meet. All of our directors attended at least 75% of all the board meetings in 2018 and a least 75% of all of the meetings of each committee on which the director served.

BOARD COMMITTEES

Our board of directors has assigned certain of its responsibilities to permanent committees consisting of board members appointed by it. Our board of directors has an audit and risk committee, compensation committee, technology committee and nominating and corporate governance committee, each of which have the responsibilities and composition described below:

Audit and Risk Committee

Our audit and risk committee consists of Kim Fennebresque, Alan H. Schumacher and Steven A. Davis, with Mr. Schumacher serving as chair of the committee. The committee assists the board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements (to the extent not otherwise handled by our compliance committee), our independent auditor's qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. We have three independent directors serving on our audit and risk committee. Our board of directors has determined that Mr.

Schumacher has the attributes necessary to qualify him as an "audit committee financial expert" as defined by applicable rules of the Securities and Exchange Commission ("SEC"). Our board of directors has adopted a written charter under which the audit and risk committee operates.

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

Technology Committee

Our technology committee consists of Leonard Laufer and B. Kevin Turner, with both serving as co-chair of the committee. The purpose of the technology committee is to, among other things, meet with our science and technology leaders to review our internal research and technology development activities and provide input as it deems appropriate, review technologies that we consider for implementation, review our development of our technical goals and research and development strategies. Our board of directors has adopted a written charter under which the technology committee operates.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dean S. Adler, Sharon L. Allen and Lenard B. Tessler, with Ms. Allen serving as chair of the committee. The nominating and corporate governance committee is primarily concerned with identifying individuals qualified to become members of our board of directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our board of directors and the development of our corporate governance guidelines and principles. The nominating and corporate governance committee does not maintain a policy for considering nominees but believes the members of the committee have sufficient background and experience to review nominees competently. While the board of directors is solely responsible for the selection and nomination of directors, the nominating and corporate governance committee may consider nominees recommended by stockholders as deemed appropriate. The nominating and corporate governance committee evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates.

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

OTHER COMMITTEES

Compliance Committee

Our compliance committee (a non-board committee) consists of two directors, Hersch Klaff and Steven A. Davis, and two non-directors, Lisa A. Gray and Ronald Kravit, with Ms. Gray serving as chair of the committee. Ms. Gray serves as Vice Chairman of Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of one of our Sponsors,

Cerberus, and Mr. Kravit is currently a Senior Managing Director and head of real estate investing at Cerberus. The purpose of the compliance committee is to assist the Company in implementing and overseeing our compliance programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing our Company, and monitor our performance with respect to such programs, policies and procedures.

DIRECTOR COMPENSATION

Only our independent directors received compensation for their service on our board of directors or any board committees in fiscal 2018. We reimburse all of our directors for reasonable documented out-of-pocket expenses incurred by them in connection with attendance at board of directors and committee meetings.

For fiscal 2018, all of our independent directors received an annual cash fee in the amount of $125,000 and additional annual fees for serving as a committee chair and/or member as follows:

Name	Committee Position	Additional Annual Fee
Sharon L. Allen	Chair of Nominating and Governance Committee	$10,000
	Member of Nominating and Governance Committee	$10,000
	Member of Compensation Committee	$20,000

Steven A. Davis	Member of Audit and Risk Committee	$25,000
	Member of Compliance Committee	$20,000

Kim Fennebresque	Chair of Compensation Committee	$20,000
	Member of Compensation Committee	$20,000
	Member of Audit and Risk Committee	$25,000

Alan H. Schumacher	Chair of Audit and Risk Committee	$25,000
	Member of Audit and Risk Committee	$25,000

Messrs. Davis, Fennebresque and Schumacher each held an award of 2,068 Phantom Units having a grant date fair value of $125,000 which became 100% vested on February 23, 2019. In February 2018, ACI's board of directors approved awards of 3,930 Phantom Units to each of Messrs. Davis, Fennebresque and Schumacher and Ms. Allen with a grant date fair value of $125,000. These Phantom Units became 100% vested on February 23, 2019. On August 28, 2018, Messrs. Davis, Fennebresque and Schumacher were each awarded 4,018 Phantom Units which became 100% vested on the date of grant, and Ms. Allen was awarded 10,713 Phantom Units which became 100% vested on the date of grant.

See "Executive Compensation-Incentive Plans-Phantom Unit Plan" for additional information regarding the Phantom Unit Plan.

Four members of ACI's board of directors, Sharon L. Allen, Steven A. Davis, Kim Fennebresque and Alan H. Schumacher, received compensation for their service on our board of directors during fiscal 2018, as set forth in the table below and as described in "-Director Compensation."

(in dollars) Name	Fees earned or Paid in Cash($)	Unit Awards ($)(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and nonqualified Deferred Compensation Earnings	All Other Compensation	Total($)
Sharon L. Allen	165,000	496,862	—	—	—	—	661,862
Steven A. Davis	170,000	264,478	—	—	—	—	434,478
Kim Fennebresque	190,000	264,478	—	—	—	—	454,478
Alan H. Schumacher	175,000	264,478	—	—	—	—	439,478
(1) Reflects the grant date fair value calculated in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, ("ASC 718").

As of February 23, 2019, the aggregate number of outstanding vested and unvested Phantom Units held by each independent director was:

Name	Number of Vested Phantom Units	Number of Unvested Phantom Units
Sharon L. Allen	14,643	—
Steven A. Davis	10,016	—
Kim Fennebresque	10,016	—
Alan H. Schumacher	10,016	—

Item 11 - Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide an understanding of ACI's compensation philosophy and objectives, compensation-setting process, and the compensation of ACI's named executive officers during fiscal 2018 ("NEOs"). ACI's NEOs for fiscal 2018 are:

• Robert G. Miller, ACI's Chairman;
• James L. Donald, ACI's President and Chief Executive Officer;
• Robert B. Dimond, ACI's Executive Vice President and Chief Financial Officer;
• Shane Sampson, ACI's Chief Marketing and Merchandising Officer;
• Susan Morris, ACI's Executive Vice President and Chief Operations Officer; and
• Anuj Dhanda, ACI's Executive Vice President and Chief Information Officer.

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

Components of the NEO Compensation Program for Fiscal 2018

ACI uses various compensation elements to provide an overall competitive total compensation and benefits package to the NEOs that is tied to creating value and commensurate with ACI's results and aligns with its business strategy. Set forth below are the key elements of the compensation program for the NEOs for fiscal 2018:

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

Base Salary

ACI provides the NEOs with a base salary to compensate them for services rendered during the fiscal year. Base salaries for the NEOs are determined on the basis of each executive's role and responsibilities, experience, expertise and individual performance. The NEOs are not eligible for automatic annual salary increases. In fiscal 2018, ACI made the following adjustments to the base salary levels applicable to its NEOs from their base salaries in effect at the end of fiscal 2017:

Name	Fiscal 2017 Base Salary ($)	Fiscal 2018 Base Salary (effective October 21, 2018) ($)
Robert G. Miller	2,000,000	2,000,000
James L. Donald (1)	—	1,500,000
Robert B. Dimond	775,000	850,000
Shane Sampson	900,000	900,000
Susan Morris	850,000	900,000
Anuj Dhanda	600,000	700,000

1.
Upon commencement of his employment, on March 1, 2018, Mr. Donald became entitled to receive an annual base salary of $1,000,000. Mr. Donald's base salary increased to $1,500,000 effective September 11, 2018.

Bonuses

Performance-Based Bonus Plans

ACI recognizes that its corporate management employees shoulder responsibility for supporting its operations and in achieving positive financial results. Therefore, ACI believes that a substantial percentage of each executive officer's annual compensation should be tied directly to the achievement of performance goals.

2018 Bonus Plan. All of the NEOs participated in the Corporate Management Bonus Plan established for fiscal 2018 (the "2018 Bonus Plan"). Consistent with ACI's bonus plan for fiscal 2017, the 2018 Bonus Plan provided for two components:

•
a quarterly bonus component based on the performance achieved by each of ACI's divisions for each fiscal quarter in fiscal 2018 (each a "Quarterly Division Bonus"), other than ACI's United Supermarkets Division and Haggen stores; and

•	an annual bonus component based on performance for the full fiscal 2018 (the "Annual Corporate Bonus").

The goals set under the 2018 Bonus Plan were designed to be challenging and difficult to achieve, but still within a realizable range so that achievement was both uncertain and objective. ACI believes that this methodology created a strong link between its NEOs and its financial performance.

The Quarterly Division Bonus component and the Annual Corporate Bonus component each constituted 50% of each NEO's target bonus opportunity for fiscal 2018. Consistent with its bonus plan for fiscal 2017 and the Executive Employment Agreements (as defined below), ACI established the target bonus opportunity for fiscal 2018 under the 2018 Bonus Plan as 60% (50% for Mr. Dhanda and 100% for Mr. Donald) of the NEO's annual base salary. ACI believes that the target bonus opportunity for its NEOs is appropriate based on their positions and responsibilities, as well as their individual ability to impact its financial performance, and places a proportionately larger percentage of total annual pay for its NEOs at risk based on its performance.

Quarterly Division Bonus. The target bonus opportunity for each fiscal quarter in fiscal 2018 was calculated by dividing the NEO's target bonus opportunity for fiscal 2018 by 52 weeks and multiplying the result by the number of weeks in the applicable fiscal quarter, then dividing by half (each, a "Quarterly Bonus Target"). Higher and lower percentages of base salary could be earned for each fiscal quarter if minimum performance levels or performance levels above target were achieved. The maximum bonus opportunity for each fiscal quarter under the 2018 Bonus Plan was 200% of the applicable Quarterly Bonus Target. No amount would be payable for the applicable fiscal quarter if results fell below established threshold levels. ACI believes that having a maximum cap serves to promote good judgment by the NEOs, reduces the likelihood of windfalls and makes the maximum cost of the plan predictable.

At the beginning of each fiscal quarter, the management of each division participating in the 2018 Bonus Plan, with approval from ACI's corporate management, established the division's EBITDA goal for the applicable fiscal quarter with threshold, plan, target and maximum goals. After the end of the fiscal quarter, ACI's corporate finance team calculated the financial results for each retail division and reported the Quarterly Division Bonus percentage earned, if any. A division earned between 0% to 100% of its bonus target amount for achievement of EBITDA for the fiscal quarter between the threshold and target levels. If the division exceeded 100% of its target EBITDA for a fiscal quarter, the amount in excess of target EBITDA would be earned in proportion to the maximum goals, subject to a cap based on achievement of division sales goals for such fiscal quarter as follows:

Quarterly Sales Goal Percentage Achieved	Maximum Percentage of Quarterly Division Bonus Target Earned
Below 99%	100%
99%-99.99%	150%
100% or greater	200%

The bonuses earned by the NEOs for each fiscal quarter were determined by adding together the percentage of the quarterly division bonus target amounts earned for all of the divisions and dividing the sum by the number of ACI's divisions participating in the 2018 Bonus Plan for such quarter. 12 ACI divisions participated in the 2018 Bonus Plan during fiscal 2018. The actual amount of the bonus earned by an NEO for each fiscal quarter is approved by the compensation committee.

Annual Corporate Bonus. The Annual Corporate Bonus component was based on the level of achievement by ACI of an annual Adjusted EBITDA target for fiscal 2018 of $2,700.0 million. Amounts under the Annual Corporate Bonus could be earned above or below target level. The threshold level above which a percentage of the Annual Corporate Bonus could be earned was achievement above 90% of the Adjusted EBITDA target and 100% of the Annual Corporate Bonus could be earned at achievement of 100% of the Adjusted EBITDA target, with interim percentages earned for achievement between levels. If achievement exceeded 100% of the Adjusted EBITDA target, 10% of the excess Adjusted EBITDA would be added to the bonus pool, but payout was capped at 200% on the Annual Corporate Bonus component of the NEO's target bonus opportunity for fiscal 2018. Based on ACI's achievement of Adjusted EBITDA of $2,741.3 million in fiscal 2018, 102% of the target, the compensation committee determined that 120.95% of the Annual Corporate Bonus component of each NEO's fiscal 2018 target bonus opportunity was earned.

The NEOs earned the following amounts under the 2018 Bonus Plan:

Name	Aggregate Quarterly Division Bonus for Fiscal 2018 Earned ($)	Annual Corporate Bonus for Fiscal 2018 Earned ($)	Aggregate Bonus for Fiscal 2018 Earned ($)
Robert G. Miller	541,140	725,700	1,266,840
James L. Donald	485,760	614,054	1,099,814
Robert B. Dimond	218,045	290,629	508,674
Shane Sampson	243,513	326,565	570,078
Susan Morris	235,553	314,703	550,256
Anuj Dhanda	144,567	191,892	336,459

Special Bonuses

In addition to the annual cash incentive program, ACI may from time to time pay its NEOs discretionary bonuses as determined by the board of directors or the compensation committee to provide for additional retention or upon special circumstances. In connection with the commencement of their employment, Mr. Dimond received a retention bonus in the amount of $1,500,000 and Messrs. Sampson and Dhanda each received a retention bonus in the amount of $1,000,000. Upon his subsequent transfer to the position of Division President of Jewel-Osco and in recognition of his performance, in March 2014, Mr. Sampson's retention award was increased to $1,240,000. The final installments of Mr. Dimond's and Mr. Sampson's retention bonuses, in the amounts of $375,000 and $310,000, respectively, were paid on April 1, 2017. The second installment of Mr. Dhanda's retention bonus, in the amount of $250,000, was paid to him on February 26, 2017, the third installment was paid to him on February 26, 2018 and the fourth installment was paid on February 26, 2019. In addition, in 2015, Ms. Morris received a retention bonus of $87,500. The final installment of Ms. Morris's retention bonus, in the amount of $21,875, was paid to her on February 1, 2019.

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

Phantom Unit Plan

Mr. Dhanda was granted 82,785 Phantom Units on February 28, 2017, Mr. Sampson was granted 132,456 Phantom Units on July 19, 2017 and Ms. Morris was granted 132,456 Phantom Units on each of April 28, 2016 and January 11, 2018 (such grants of Phantom Units to the NEOs, the "2016-2017 NEO Phantom Unit Grants").

Fifty percent of the 2016-2017 NEO Phantom Unit Grants are time-based units that are subject to the NEO's continued service through each applicable vesting date. The remaining 50% of the 2016-2017 NEO Phantom Unit Grants are Performance Units that are subject to both the NEO's continued service through each applicable vesting date and to the achievement of annual performance targets. The portion of the Performance Units subject to vesting on February 23, 2019 were subject to ACI's achievement of an annual Adjusted EBITDA target for fiscal 2018 of $2,700.0 million. Based on ACI's achievement of Adjusted EBITDA of $2,741.3 million in fiscal 2018, all Performance Units subject to the achievement of performance targets for fiscal 2018 vested on February 23, 2019. The 2016-2017 NEO Phantom Unit Grants were granted with the right to receive a Tax Bonus that entitles the participant to receive a bonus equal to 4% of the fair value of the management incentive units paid to the participant in respect of vested Phantom Units.

Upon the commencement of his employment, on March 1, 2018, Mr. Donald was granted 214,219 Phantom Units. Fifty percent of such Phantom Units vested on the last day of fiscal 2018 and the remaining 50% of such Phantom Units will become vested on the last day of fiscal 2019, subject to Mr. Donald's continued employment through such date. Mr. Donald's award was granted with the right to receive a Tax Bonus that entitles Mr. Donald to receive a bonus equal to 4% of the fair value of the management incentive units paid to him in respect of vested Phantom Units.

On September 11, 2018, Mr. Donald was granted 125,000 Phantom Units, and on November 9, 2018, each of Messrs. Sampson and Dimond and Ms. Morris were granted 39,297 Phantom Units and Mr. Dhanda was granted 15,717 Phantom Units (the "2018 NEO Time-Based Phantom Unit Grants"). The 2018 NEO Time-Based Phantom Unit Grants vest in one-third increments on each of the next three anniversaries of the grant date. Additionally, on September 11, 2018, Mr. Donald was granted an award entitling him to earn a target number of 125,000 Phantom Units, and on November 9, 2018, each of Messrs. Sampson and Dimond and Ms. Morris were granted an award entitling him or her to earn a target number of 39,297 Phantom Units and Mr. Dhanda was granted an award entitling him to earn a target number of 15,717 Phantom Units, in each case subject to his or her continued service through the conclusion of ACI's 2022 fiscal year and based on the achievement of specified performance goals (the "2018 NEO Performance-Based Phantom Unit Grants"). Each award recipient may earn between 0% and 120% of one-third of the target number of Phantom Units each fiscal year based on ACI's achievement of its annual Adjusted EBITDA target for such fiscal year. For an award recipient to earn any Phantom Units in respect of a fiscal year, ACI must achieve at least 95% of its annual Adjusted EBITDA target for that fiscal year. Performance at 95% of ACI's annual Adjusted EBITDA target will entitle an award recipient to 75% of the target number of Phantom Units for such fiscal year. Any Phantom Units not earned at the end of a fiscal year are automatically forfeited. If an award recipient's employment terminates prior to the conclusion of ACI's 2021 fiscal year, all of the award recipient's 2018 NEO Performance-Based Phantom Unit Grants will be forfeited.

Employment Agreements

Employment Agreement with Robert G. Miller

Mr. Miller is party to an employment agreement with ACI, dated March 13, 2006, as amended (the "Miller Employment Agreement"). On January 12, 2018, ACI and Mr. Miller entered into a letter agreement, pursuant to which the term of Mr. Miller's employment under the Miller Employment Agreement was extended through January 30, 2019, and pursuant to another letter agreement dated March 25, 2019, the term of Mr. Miller's Employment Agreement was extended through April 25, 2019. Mr. Miller retired from the Chief Executive Officer position on September 12, 2018 and continues to serve as Chairman of ACI until his transition to Chairman Emeritus as described below.

The Miller Employment Agreement provides that Mr. Miller will serve as Chairman and Chief Executive Officer (which will be the senior most executive officer) and a voting member of the board of directors and of any executive or operating committee of the board of directors other than a committee required by the rules of the SEC or the applicable securities exchange to be made up of solely independent directors. Pursuant to the January 12, 2018 letter agreement, ACI may appoint a successor Chief Executive Officer, which will not constitute a Good Reason event so long as Mr. Miller continues to hold or share the position of Chairman. On September 12, 2018, ACI announced the appointment of Mr. Donald as its Chief Executive Officer and President, effective September 11, 2018. Mr. Donald succeeded Mr. Miller, who continues to serve as Chairman of ACI until his transition to Chairman Emeritus as described below.

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

For purposes of the Miller Employment Agreement, Cause generally means:

•	an act of fraud, embezzlement or misappropriation by Mr. Miller intended to result in substantial personal enrichment at the expense of ACI; or

•
Mr. Miller's willful or intentional failure to materially comply (to the best of his ability) with a specific, written direction of the board of directors that is consistent with normal business practice and not inconsistent with the Miller Employment Agreement and his responsibilities thereunder, and that within ten business days after the delivery of written notice of the failure is not cured to the best of his ability or that Mr. Miller has not provided notice that the failure was based on his good faith belief that the implementation of such direction would be unlawful or unethical.

For purposes of the Miller Employment Agreement, Good Reason generally means:

•	a change of control;

•
any material adverse alteration in Mr. Miller's titles, positions, duties, authorities, reporting relationships or responsibilities that is not cured within ten business days of notice from Mr. Miller, other than the appointment of a successor Chief Executive Officer to succeed (and replace) Mr. Miller as Chief Executive Officer if he continues to hold or share the position of Chairman; or

•	any material failure by ACI to comply with the Miller Employment Agreement that is not cured within ten business days of notice from Mr. Miller.

Effective April 25, 2019, Mr. Miller will transition from his current role as Chairman of the board of directors to Chairman Emeritus.

Pursuant to a chairman emeritus agreement with Mr. Miller, as Chairman Emeritus, Mr. Miller will be entitled to receive a quarterly fee of $300,000 per fiscal quarter until the earlier of the end of fiscal 2019 or the date Mr. Miller no longer serves as a member of ACI's board of directors. Following fiscal 2019, so long as Mr. Miller continues to serve on the board of directors, Mr. Miller will be entitled to receive director's fees to the same extent, and on the same basis, as the director's fees paid to directors appointed by the Sponsors. If Mr. Miller's service on the board of directors terminates prior to the end of fiscal 2019, Mr. Miller will receive a cash lump sum in an amount equal to the quarterly fees that he would have received through the end of fiscal 2019.

Employment Agreement with Vivek Sankaran

On March 29, 2019, ACI announced that Vivek Sankaran will become its President and Chief Executive Officer, effective on the Commencement Date. Mr. Sankaran's employment agreement with ACI (the "Sankaran Employment Agreement") provides for an initial term that will expire on the third anniversary of the Commencement Date, and thereafter automatically renew for additional one-year periods unless either party provides written notice at least one-hundred twenty days prior to the end of the then-current term.

Pursuant to the Sankaran Employment Agreement, Mr. Sankaran will be entitled to receive an annual base salary of $1,500,000 on the Commencement Date and is eligible for an annual bonus targeted at 150% of his base salary. Mr. Sankaran will also receive a sign-on retention award of $10,000,000, payable in three installments as follows: (i) 50% on the Commencement Date; (ii) 25% on the one-year anniversary of the Commencement Date; and (iii) 25% on the two-year anniversary of the Commencement Date, subject to his continued employment with ACI on each such date.

On the Commencement Date, Mr. Sankaran also will be granted profits interests ("Units") in each of Albertsons Investor and KIM ACI. 50% of the Units will vest in installments on each of the first, second, third, fourth and fifth anniversaries of the Commencement Date, and 50% of the Units will vest in installments at the end of each of ACI's 2019, 2020, 2021, 2022 and 2023 fiscal years based on ACI's attainment of performance criteria for each such fiscal year, in each case subject to Mr. Sankaran's continued employment with ACI. The Units are subject to accelerated vesting upon a termination of employment as set forth in the respective grant agreements.

Employment Agreement with James L. Donald

In connection with his appointment as President and Chief Operating Officer, on March 1, 2018, Mr. Donald entered into an employment agreement that provided for substantially the same terms as the Executive Employment Agreements.

In connection with his appointment as Chief Executive Officer and President, Mr. Donald entered into a revised employment agreement, dated September 11, 2018 (the "Donald Employment Agreement"), that has a term ending September 11, 2021. Pursuant to the Donald Employment Agreement, Mr. Donald is eligible for an annual bonus targeted at 100% of his base salary, as well as annual equity grants valued at $8,000,000, subject to three-year ratable vesting and subject to any combination of time and/or performance conditions placed on such vesting by the board of directors or the compensation committee. In addition, pursuant to the Donald Employment Agreement, ACI assigned $5.0 million of the key man life insurance policy that ACI had obtained on Mr. Donald's life to Mr. Donald in favor of one or more beneficiaries designated by him from time to time. ACI agreed to maintain such policy (or substitute equivalent policies) through September 11, 2021.

Pursuant to the Donald Employment Agreement, Mr. Donald is entitled to the use of corporate aircraft for up to 50 hours of personal use per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate.

Effective April 25, 2019, Mr. Sankaran will succeed Mr. Donald as Chief Executive Officer and President, and, in accordance with the terms of the Donald Employment Agreement, Mr. Donald will be employed as Co-Chairman of the board of directors.

Employment Agreements with other Executives

During fiscal 2018, Messrs. Dimond, Sampson and Dhanda were each party to amended and restated employment agreements with ACI dated August 1, 2017, and Ms. Morris was party to an employment agreement with ACI dated August 1, 2017 (collectively, the "Executive Employment Agreements").
The term of each NEO's employment under his or her Executive Employment Agreement will continue through January 30, 2020. Each Executive Employment Agreement provides for an annual base salary and that the respective executive is eligible to receive an annual bonus targeted at 60% (50% for Mr. Dhanda) of his or her annual base salary.
If the executive's employment terminates due to his or her death or he or she is terminated due to disability, the executive or his or her legal representative, as appropriate, would be entitled to receive a lump sum payment in an amount equal to 25% of his or her base salary. If the executive's employment is terminated by ACI without Cause or by the executive for Good Reason, subject to his or her execution of a release, the executive would be entitled to a lump sum payment in an amount equal to 200% of the sum of his or her base salary plus target bonus, and reimbursement of the cost of continuation coverage of group health coverage for a period of 12 months.
For the purposes of each Executive Employment Agreement, Cause generally means:

•	conviction of a felony;

•	acts of intentional dishonesty resulting or intending to result in personal gain or enrichment at the expense of ACI, its subsidiaries or its affiliates;

•
a material breach of the executive's obligations under the applicable Executive Employment Agreement, including but not limited to breach of the restrictive covenants or fraudulent, unlawful or grossly negligent conduct by the executive in connection with his or her duties under the applicable Executive Employment Agreement;

•	Personal conduct by the executive which seriously discredits or damages ACI, its subsidiaries or its affiliates; or

•	contravention of specific lawful direction from the board of directors.

For the purposes of each Executive Employment Agreement, Good Reason generally means:

•	a reduction in the base salary or target bonus; or

•
without prior written consent, relocation of the executive's principal location of work to any location that is in excess of 50 miles from such location on the date of the applicable Executive Employment Agreement.

Deferred Compensation Plan

ACI's subsidiaries Albertson's LLC and NALP maintain the Albertson's LLC Makeup Plan and NALP Makeup Plan, respectively (which we refer to, collectively, as the "Makeup Plans"). The Makeup Plans are unfunded nonqualified deferred compensation arrangements. Designated employees may elect to defer the receipt of a portion of their base pay, bonus and incentive payments under the Makeup Plans. For fiscal 2018, Messrs. Miller, Dimond and Sampson and Ms. Morris were eligible to participate in the Albertson's LLC Makeup Plan. The amounts deferred are held in a book entry account and are deemed to have been invested by the participant in investment options designated by the participant from among the investment options made available by the committee under the Makeup Plans. Participants are vested in their accounts under the Makeup Plans to the same extent they are vested in their accounts under the 401(k) plan discussed below, except that accounts under the Makeup Plans will become fully vested upon a change of control. No deferral contributions for a year will be credited, however, until the participant has been credited with the maximum amount of elective deferrals permitted by the terms of the 401(k) plans and/or the limitations imposed by the Code. In addition, participants will be credited with an amount equal to the excess of the amount ACI would contribute to the 401(k) plans as a company contribution on the participant's behalf for the plan year without regard to any limitations imposed by the Code based on the participant's compensation over the amount of ACI's actual company contributions for the plan year. Generally, payment of the participant's account under the Makeup Plans will be made in a lump sum following the participant's separation from service. Participants may receive a distribution of up to 100% of their account during employment in the event of an emergency. Participants in the Makeup Plans are unsecured general creditors. Effective December 31, 2018, the Makeup Plans were frozen except for any deferrals from bonus payments earned during fiscal 2018 but paid in 2019, and replaced by the Albertsons Companies Deferred Compensation Plan effective January 1, 2019.
ACI's subsidiary Safeway maintains the Safeway Executive Deferred Compensation Program II (the "Safeway Plan" and, together with the Makeup Plans, the "Deferred Compensation Plans"). The Safeway Plan is an unfunded nonqualified deferred compensation arrangement. Designated employees may elect to defer the receipt of up to 100% of their base pay, bonus and incentive payments under the Safeway Plan. For fiscal 2018, Mr. Dhanda was eligible to participate in the Safeway Plan, but did not elect to participate. Effective December 31, 2018, the Safeway Plan was frozen and replaced by the Albertsons Companies Deferred Compensation Plan effective January 1, 2019.
See the table entitled "Nonqualified Deferred Compensation" below for information with regard to the participation of the NEOs in the Deferred Compensation Plans.

401(k) Plan

Through December 31, 2017, Albertson's LLC, NALP and Safeway maintained 401(k) plans with terms that were substantially identical. Mr. Sampson was eligible to participate in the NALP 401(k) plan, Mr. Dhanda was eligible to participate in the Safeway 401(k) plan, and the other NEOs were eligible to participate in the Albertson's LLC 401(k) plan. Effective on January 1, 2018, these plans were merged into a single 401(k) plan named the "Albertsons Companies 401(k) Plan" (the "ACI 401(k) Plan"). The ACI 401(k) Plan permits eligible employees to make voluntary, pre-tax employee contributions up to a specified percentage of compensation, subject to applicable tax limitations. Commencing January 1, 2018, eligible employees are also permitted to make voluntary after-tax Roth contributions, up to a specified percentage of compensation, subject to applicable tax limitations. ACI may make a discretionary matching contribution equal to a pre-determined percentage of an employee's contributions, subject to applicable tax limitations. On December 30, 2018, ACI implemented a hard freeze of non-union benefits of employees of the Safeway pension plan. All future benefit accruals for non-union employees ceased as of this date. Instead, non-union Safeway pension plan participants will be offered retirement benefits under the ACI 401(k) Plan. Union participants in the Safeway pension plan are not eligible for matching contributions under the ACI 401(k) Plan. Eligible employees who elect to participate in the ACI 401(k) Plan are generally 50% vested after one year of service and 100% vested after three years of service in any matching contribution, and fully vested at all times in their employee contributions. The ACI 401(k) Plan is intended to be tax-qualified under Section 401(a) of the Code. Accordingly, contributions to the ACI 401(k) Plan and income earned on plan contributions are not taxable to employees until withdrawn, and ACI's contributions, if any, will be deductible by ACI when made. ACI's board of directors determines the matching contribution rate under the ACI 401(k) Plan for each year. For fiscal 2018, ACI's board of directors set a matching contribution rate equal to 50% of an employee's contribution up to 7% of base salary.

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

Under his employment agreement, Mr. Miller is entitled to the use of corporate aircraft for up to 100 hours per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate, and Mr. Donald is entitled to the use of corporate aircraft for up to 50 hours per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate. Other executives, generally those with the title of executive vice president or above, may request the personal use of a company-owned aircraft subject to availability.

For fiscal 2018, Messrs. Dimond, Sampson and Dhanda and Ms. Morris were eligible for financial and tax planning services up to a maximum annual amount of $8,000.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)(2)	Unit Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert G. Miller Chairman and Chief Executive Officer (6)	2018	2,000,000	—	—	—	1,266,840	—	481,919	3,748,759
	2017	2,000,000	—	—	—	102,928	—	699,450	2,802,378
	2016	2,000,000	—	—	—	439,800	—	1,052,343	3,492,143
James L. Donald Chief Executive Officer and President (7)	2018	1,219,231	141,385	14,814,306	—	1,099,814	—	71,232	17,345,968

Robert B. Dimond Executive Vice President and Chief Financial Officer	2018	800,962	76,495	2,515,008	—	508,674	—	52,200	3,953,339
	2017	764,904	448,734	—	—	39,330	—	63,768	1,316,736
	2016	700,000	470,200	—	—	153,930	—	53,616	1,377,746
Shane Sampson Chief Marketing and Merchandising Officer	2018	900,000	146,457	2,515,008	—	570,078	—	56,229	4,187,772
	2017	886,538	436,403	4,968,425	—	45,578	—	72,574	6,409,518
	2016	800,000	473,200	—	—	175,920	—	31,934	1,481,054
Susan Morris Executive Vice President and Chief Operations Officer	2018	867,308	131,151	2,515,008	—	550,256	—	41,276	4,104,999

Anuj Dhanda Executive Vice President and Chief Information Officer	2018	634,615	293,709	1,005,888	—	336,459	—	32,163	2,302,834
	2017	586,538	292,134	3,399,980	—	25,115	—	144	4,303,911

1.	Reflects a 52-week year ended February 23, 2019, February 24, 2018 and February 25, 2017.

2.
Reflects retention bonuses and tax bonuses paid to the NEOs, as set forth in the table below. The retention bonuses for fiscal 2018, fiscal 2017 and fiscal 2016 are further described in "—Compensation Discussion and Analysis." Tax bonuses for fiscal 2018 were paid to each of Messrs. Donald, Dimond, Sampson and Dhanda and Ms. Morris in connection with the vesting of NEO Phantom Units as described in "—Compensation Discussion and Analysis."

Name	Fiscal Year (1)	Retention Bonus ($)	Tax Bonus ($)
James L. Donald	2018	—	141,385
Robert B. Dimond	2018	—	76,495
	2017	375,000	73,734
	2016	375,000	95,200
Shane Sampson	2018	—	146,457
	2017	310,000	126,403
	2016	310,000	163,200
Susan Morris	2018	21,875	109,276
Anuj Dhanda	2018	250,000	43,709
	2017	250,000	42,134

3.
Reflects the grant date fair value calculated in accordance with ASC 718. Reflects the Phantom Units granted to Mr. Donald in fiscal 2018, to Mr. Dimond in fiscal 2018, fiscal 2017 and fiscal 2016, to Mr. Sampson in fiscal 2018, fiscal 2017 and fiscal 2016, to Ms. Morris in fiscal 2018, and to Mr. Dhanda in fiscal 2018 and fiscal 2017. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

4.	Reflects amounts paid to the NEOs under ACI's bonus plan for the applicable fiscal year, as set forth in the table below:

Name	Fiscal Year (1)	Fiscal Quarterly Bonus ($)	Fiscal Year Annual Bonus ($)
Robert G. Miller	2018	541,140	725,700
	2017	102,928	—
	2016	263,400	176,400
James L. Donald	2018	485,760	614,054
Robert B. Dimond	2018	218,045	290,629
	2017	39,330	—
	2016	92,190	61,740
Shane Sampson	2018	243,513	326,565
	2017	45,578	—
	2016	105,360	70,560
Susan Morris	2018	235,553	314,703
Anuj Dhanda	2018	144,567	191,892
	2017	25,115	—

5.    A detailed breakdown of "All Other Compensation" is provided in the table below:

Name	Fiscal Year (1)	Aircraft ($)(a)	Relocation ($)	Life Insurance ($)(b)	Other Payments ($)	Financial/Tax Planning ($)	Makeup Plan Company Contribution ($)(c)	401(k) Plan Company Contribution ($)	Total ($)
Robert G. Miller	2018	270,758	—	125,000	—	—	76,911	9,250	481,919
	2017	448,942	—	125,000	—	—	116,508	9,000	699,450
	2016	320,830	—	125,000	—	—	597,513	9,000	1,052,343
James L. Donald	2018	71,232	—	—	—	—	—	—	71,232
Robert B. Dimond	2018	—	—	—	—	3,880	39,070	9,250	52,200
	2017	—	—	—	—	6,715	48,053	9,000	63,768
	2016	—	—	—	—	—	53,616	—	53,616
Shane Sampson	2018	1,203	—	—	—	4,300	41,476	9,250	56,229
	2017	5,698	—	—	—	6,065	51,811	9,000	72,574
	2016	18,684	—	—	—	4,250	—	9,000	31,934
Susan Morris	2018	—	—	—	—	4,400	27,626	9,250	41,276
Anuj Dhanda	2018	14,913	—	—	—	8,000	—	9,250	32,163
	2017	—	—	—	—	—	—	144	144

(a)	Represents the aggregate incremental cost to ACI for personal use of ACI's aircraft.

(b)	Reflects ACI's payment of premiums for a life insurance policy ACI maintains for Mr. Miller.

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

6.	Mr. Miller served as Chief Executive Officer through September 11, 2018.

7.	Mr. Donald served as Chief Operating Officer and President from March 1, 2018 through September 11, 2018, and as Chief Executive Officer and President effective September 11, 2018.

Grants of Plan Based Awards in Fiscal 2018

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert G. Miller		—	1,200,000	2,400,000	—	—	—	—	—	—	—
James L. Donald			1,500,000	3,000,000	—	—	—	—	—	—
	3/1/2018	—	—	—	—	—	—	214,219	—	—	6,814,306
	9/11/2018	—	—	—	—	4,000,000	4,800,000	—	—	—	4,000,000
	9/11/2018	—	—	—	—	—	—	125,000	—	—	4,000,000
Robert B. Dimond		—	510,000	1,020,000	—	—	—	—	—	—	—
	11/9/2018	—	—	—	—	1,257,504	1,509,005	—	—	—	1,257,504
	11/9/2018	—	—	—	—	—	—	39,297	—	—	1,257,504
Shane Sampson		—	540,000	1,080,000	—	—	—	—	—	—	—
	11/9/2018	—	—	—	—	1,257,504	1,509,005	—	—	—	1,257,504
	11/9/2018		—	—	—	—	—	39,297	—	—	1,257,504
Susan Morris		—	540,000	1,080,000	—	—	—	—	—	—	—
	11/9/2018	—	—	—	—	1,257,504	1,509,005	—	—	—	1,257,504
	11/9/2018	—	—	—	—	—	—	39,297	—	—	1,257,504
Anuj Dhanda		—	350,000	700,000	—	—	—	—	—	—	—
	11/9/2018	—	—	—	—	502,944	603,533	—	—	—	502,944
	11/9/2018	—	—	—	—	—	—	15,717	—	—	502,944

1.
Amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of performance goals for fiscal 2018 under ACI's 2018 Bonus Plan as more fully described in "—Compensation Discussion and Analysis." The amounts actually paid are reported in the Non-Equity Incentive Plan column of the Summary Compensation table. Pursuant to the 2018 Bonus Plan, performance below a specific threshold will result in no payment with respect to that performance goal. Performance at or above the threshold will result in a payment from $0 up to the maximum bonus amounts reflected in the table.

2.	Amounts represent the value of Phantom Units subject to performance-based Phantom Units granted to the NEOs as described in "—Compensation Discussion and Analysis-Incentive Plans."

3.
Reflects the grant date fair value of $31.81 per unit with respect to the Phantom Units granted to Mr. Donald on March 1, 2018 and $32.00 per unit with respect to the Phantom Units grants to Mr. Donald on September 11, 2018 and to Messrs. Dimond, Sampson and Dhanda and Ms. Morris on November 9, 2018, as calculated in accordance with ASC 718. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

Outstanding Equity Awards at February 23, 2019

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)(1)		Fair Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Fair or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Robert G. Miller	—	—	—	—	—	—		—	—	—
James L. Donald	—	—	—	—	—	232,109	(4)	7,659,597	125,000	4,125,000
Robert B. Dimond	—	—	—	—	—	39,297	(5)	1,296,801	39,297	1,296,801
Shane Sampson	—	—	—	—	—	160,715	(6)	5,303,595	39,297	1,296,801
Susan Morris	—	—	—	—	—	171,753	(7)	5,667,849	39,297	1,296,801
Anuj Dhanda	—	—	—	—	—	57,110	(8)	1,884,630	15,717	518,661

1.	Reflects the number of unvested Phantom Units held by the NEO that will vest based on a combination of time and performance.

2.	Based on a per unit price of $33.00, the aggregate value of one investor incentive unit in each of Albertsons Investor and KIM ACI as of February 23, 2019.

3.
Reflects the target number of unvested Phantom Units held by the NEO that are subject to vesting on February 26, 2022 subject to the NEO's continued employment through such date and with the number of Phantom Units to vest on such date to be determined based on ACI's achievement of performance targets for fiscal 2019, fiscal 2020 and fiscal 2021.

4.
107,109 of Mr. Donald's Phantom Units are subject to vesting on February 29, 2020, subject to his continued employment through such date. 125,000 of Mr. Donald's Phantom Units will be subject to vesting in equal installments on each of September 11, 2019, September 11, 2020 and September 11, 2021, subject to his continued employment on each such date.

5.
39,297 of Mr. Dimond's Phantom Units will be subject to vesting in equal installments on each of November 9, 2019, November 9, 2020 and November 9, 2021, subject to his continued employment on each such date.

6.
39,297 of Mr. Sampson's Phantom Units will be subject to vesting in equal installments on each of November 9, 2019, November 9, 2020 and November 9, 2021, subject to his continued employment on each such date. 121,528 of Mr. Sampson's Phantom Units are subject to vesting on the dates set forth in the table below with respect to the number of Phantom Units indicated, in each case subject 50% to his continued employment through such date and 50% to both his continued employment through such date and ACI's achievement of performance targets for the fiscal year in which such date occurs:

Vesting Date	Number of Phantom Units Subject to Vesting
July 19, 2019	10,928
July 19, 2020	11,259
July 19, 2021	99,341

7.
39,297 of Ms. Morris's Phantom Units will be subject to vesting in equal installments on each of November 9, 2019, November 9, 2020 and November 9, 2021, subject to her continued employment on each such date. 132,456 of Ms. Morris's Phantom Units are subject to vesting on the dates set forth in the table below with respect to the number of Phantom Units indicated, in each case subject 50% to her continued employment through such date and

50% to both her continued employment through such date and ACI's achievement of performance targets for the fiscal year in which such date occurs:

Vesting Date	Number of Phantom Units Subject to Vesting
February 29, 2020	66,228
February 27, 2021	33,114
February 26, 2022	33,114

8.
41,393 of Mr. Dhanda's Phantom Units will be subject to vesting in equal installments on February 29, 2020 and February 27, 2021, in each case subject 50% to his continued employment through such date and 50% to both his continued employment through such date and ACI's achievement of performance targets with respect to such fiscal year. 15,717 of Mr. Dhanda's Phantom Units will be subject to vesting in equal installments on each of November 9, 2019, November 9, 2020 and November 9, 2021, subject to his continued employment on each such date.

Option Exercises and Units Vested in Fiscal 2018

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Robert G. Miller	—	—	—	—
James L. Donald	—	—	107,110	3,534,630
Robert B. Dimond	—	—	57,951	1,912,383
Shane Sampson	—	—	110,380	3,661,415
Susan Morris	—	—	82,785	2,731,905
Anuj Dhanda	—	—	33,113	1,092,729

1.	Reflects the vesting of Phantom Units on February 23, 2019, as described in "—Compensation Discussion and Analysis".

2.	The value realized upon vesting of the Phantom Units is based on a per unit price of one investor incentive unit in each of Albertsons Investor and KIM ACI on the vesting date.

Nonqualified Deferred Compensation

The following table shows the executive and company contributions, earnings and account balances for the NEOs under the Deferred Compensation Plans during fiscal 2018. The Deferred Compensation Plans are nonqualified deferred compensation arrangements intended to comply with Section 409A of the Code. See "—Compensation Discussion and Analysis" for a description of the terms and conditions of the Deferred Compensation Plans. The aggregate balance of each participant's account consists of amounts that have been deferred by the participant, company contributions, plus earnings (or minus losses). ACI does not deposit any amounts into any trust or other account for the benefit of plan participants. In accordance with tax requirements, the assets of the Deferred Compensation Plans are subject to claims of ACI's creditors.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Robert G. Miller	158,241	76,911	143,737	—	6,693,156
James L. Donald	—	—	—	—	—
Robert B. Dimond	69,838	39,070	10,682	—	651,309
Shane Sampson	61,681	41,476	6,891	—	369,039
Susan Morris	66,997	27,626	8,866	—	422,303
Anuj Dhanda	—	—	—	—	—

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

Phantom Unit Plan

ACI's Phantom Unit Plan provides for grants of "Phantom Units" to employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive upon vesting one management incentive unit in Albertsons Investor and one management incentive unit in KIM ACI.

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

For purposes of the Phantom Unit Plan, Cause is as defined in a participant's employment agreement, or if not so defined, generally means:

•	the commission of a felony or a misdemeanor (excluding petty offenses) involving fraud, dishonesty or moral turpitude;

•	a participant's failure (other than as a result of incapacity due to mental or physical impairment) to perform his or her material duties;

•	acts of dishonesty resulting or intending to result in personal gain or enrichment at the expense of ACI, or its subsidiaries or affiliates;

•	a breach of any material written policy of ACI or its subsidiaries;

•	the failure to follow the lawful written directions of ACI's Chief Executive Officer, its Executive Chairman, the board of directors or the person to whom the participant reports;

•	conduct in connection with a participant's duties that is fraudulent, grossly negligent or otherwise materially injurious to ACI or its subsidiaries or affiliates; or

•	a breach of restrictive covenants under which the participant is subject.

As of the date of this filing, 4,861,573 Phantom Units are reserved for future issuance under the Phantom Unit Plan.

Potential Payments Upon Termination or Change of Control

The tables below describe and estimate the amounts and benefits that the NEOs would have been entitled to receive upon a termination of their employment in certain circumstances or, if applicable, upon a change of control, assuming such events occurred as of February 23, 2019 (based on the plans and arrangements in effect on such date). The estimated payments are not necessarily indicative of the actual amounts any of the NEOs would have received in such circumstances. The tables exclude compensation amounts accrued through February 23, 2019 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, payment for accrued but unused vacation and vested account balances under ACI's retirement plans that are generally available to all of its salaried employees.

Robert G. Miller

Payments and Benefits	Death ($)		For Any Reason ($)		Without Cause or for Good Reason ($)
Cash Payments	3,000,000	(1)	6,000,000	(2)	6,000,000	(3)
Total	3,000,000		6,000,000		6,000,000

(1)
Reflects cash payments of $25,000 per month to Mr. Miller's spouse payable for a period of ten years following his termination due to death. Such payments would cease upon the death of Mr. Miller's spouse.

(2)
Reflects cash payments of $50,000 per month to Mr. Miller payable for a period of ten years following his termination for any reason. In the event of his death following termination, such payments will cease and thereafter his surviving spouse will become entitled to cash payments of $25,000 per month through the earlier of her death and the ten-year anniversary of Mr. Miller's termination.

(3)	Reflects a lump sum cash payment equal to the sum of $50,000 per month to Mr. Miller payable for a period of ten years following his termination for any reason.

James L. Donald

Payments and Benefits	Death or Disability ($)		For Any Reason ($)	Without Cause or for Good Reason ($)
Cash Payments	375,000	(1)	—	6,000,000	(2)
Health Benefits	—		—	12,016	(3)
Total	375,000		—	6,012,016

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Donald's base salary.

(2)	Reflects a lump sum cash payment equal to 200% of Mr. Donald's base salary plus target bonus.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation health coverage.

Robert B. Dimond

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	212,500	(1)	—	2,720,000	(2)
Health Benefits	—		—	12,016	(3)
Total	212,500		—	2,732,016

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Dimond's base salary.

(2)	Reflects a lump sum cash payment equal to 200% of Mr. Dimond's base salary plus target annual bonus.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

Shane Sampson

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	225,000	(1)	—	2,880,000	(2)
Health Benefits	—		—	12,016	(3)
Total	225,000		—	2,892,016

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Sampson's base salary.

(2)	Reflects a lump sum cash payment equal to 200% of Mr. Sampson's base salary plus target annual bonus.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

Susan Morris

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	225,000	(1)	—	2,880,000	(2)
Health Benefits	—		—	7,017	(3)
Total	225,000		—	2,887,017

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Ms. Morris's base salary.

(2)	Reflects a lump sum cash payment equal to 200% of Ms. Morris's base salary plus target annual bonus.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

Anuj Dhanda

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)
Cash Payments	175,000	(1)	—	2,100,000	(2)
Health Benefits	—		—	15,336	(3)
Total	175,000		—	2,115,336

(1)	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Dhanda's base salary.

(2)	Reflects a lump sum cash payment equal to 200% of Mr. Dhanda's base salary plus target annual bonus.

(3)	Reflects the cost of reimbursement for up to 12 months of continuation of health coverage.

In addition to the foregoing, each of Messrs. Donald, Dimond, Sampson and Dhanda and Ms. Morris would have been entitled to full vesting of his or her unvested Phantom Units in the amounts set forth in the table below (based on a per unit price of $33.00, the aggregate value of one incentive unit in each of Albertsons Investor and KIM ACI as of February 23, 2019) if following a change of control the respective NEO's employment terminated due to death or disability or by ACI without cause on February 23, 2019.

NEO	Number of Vesting Phantom Units	Value of Vesting Phantom Units ($)	Tax Bonus ($)
James L. Donald	357,109	11,784,597	141,384
Robert B. Dimond	78,594	2,593,602	—
Shane Sampson	200,012	6,600,396	160,272
Susan Morris	211,050	6,694,650	174,842
Anuj Dhanda	72,827	2,403,291	54,639

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters
The following table sets forth certain information, as of April 24, 2019, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and NEO; and (iii) all executive officers and directors as a group. Beneficial ownership is calculated based on 277,882,010 shares of common stock issued and outstanding as of April 24, 2019. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 24, 2019 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders:
Albertsons Investor Holdings LLC (1)	250,641,657	90.2%
KIM ACI, LLC(2)	27,240,353	9.8%

Directors:
Robert G. Miller	—	—%
Dean S. Adler	—	—%
Sharon L. Allen	—	—%
Steven A. Davis	—	—%
Kim Fennebresque	—	—%
Allen M. Gibson	—	—%
Hersch Klaff	—	—%
Leonard Laufer	—	—%
Alan H. Schumacher	—	—%
Jay L. Schottenstein	—	—%
Lenard B. Tessler	—	—%
B. Kevin Turner	—	—%
Scott Wille	—	—%

Named Executive Officers:
James L. Donald	—	—%
Robert B. Dimond	—	—%
Susan Morris	—	—%
Shane Sampson	—	—%
Anuj Dhanda	—	—%
All directors and executive officers as a group (23 Persons)	—	—%

(1)
Albertsons Investor is held by a private investor group, including affiliates of Cerberus, Klaff Realty, L.P., Schottenstein Stores Corp., Lubert-Adler Partners, L.P., Kimco Realty Corporation (collectively, the "Sponsors") and certain members of management. The address for Albertsons Investor is c/o Cerberus Capital Management, L.P., Attention: Lenard Tessler, Mark Neporent and Lisa Gray, 875 Third Avenue, New York, New York 10022.

(2)
KIM ACI is controlled indirectly by Kimco Realty Corporation. The address for KIM ACI is c/o Kimco Realty Corporation, Attention: Ray Edwards and Bruce Rubenstein, 3333 New Hyde Park Road, Suite 100, New Hyde Park, New York 11042.

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

We paid COAC, an affiliate of Cerberus, fees totaling approximately $479,618, $490,693 and $515,229 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, for consulting services provided in connection with improving the Company's operations. We may retain COAC to provide similar services in the future.

Several of our board members are employees of our Sponsors (excluding Kimco Realty Corporation), and funds managed by one or more affiliates of our Sponsors indirectly own a substantial portion of our equity through their respective ownership of Albertsons Investor and KIM ACI.

On January 3, 2019, we closed a three-store sale and leaseback transaction with entities affiliated with Kimco Realty Corporation. We received gross sales proceeds of approximately $31 million and entered into lease agreements for each of the three stores for initial terms of 20 years with an initial annual rent payment for the properties of approximately $2 million.

On January 1, 2019, we terminated a store lease with an entity affiliated with Kimco Realty Corporation. We received a termination fee of $5.5 million and entered into a use restriction agreement that restricts use of the premises for a supermarket or grocery store until the earlier of August 31, 2027 or the date we no longer operate a supermarket or grocery store at two benefited properties for at least two years (excluding force majeure).

During fiscal 2018, the Company repurchased 1,772,018 shares of common stock allocable to certain current and former members of management (the "management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third party financial institution. As there is no current active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the management holders.

Effective April 14, 2017, Justin Dye, who served as our Chief Administrative Officer voluntarily resigned from the Company and, on April 19, 2017, entered into a separation agreement with NALP, AB Management Services Corp. and the Company (the "Dye Separation Agreement"). Pursuant to the Dye Separation Agreement, in consideration for Mr. Dye's release of claims, ACI agreed to treat Mr. Dye's resignation in the same manner as if he were terminated without Cause and to provide Mr. Dye with the severance payments and benefits under his Executive Employment Agreement. Pursuant to the Dye Separation Agreement, Mr. Dye acknowledged and agreed that he remains subject to the 24-month post-termination non-competition and non-solicitation provisions set forth in his Executive Employment Agreement.

During fiscal 2016, we acquired a store from Signature Northwest, LLC, for $2.8 million, plus the cost of inventory. Mark Miller, the son of our then Chief Executive Officer, Robert G. Miller, serves as the Chief Executive Officer of Signature Northwest, LLC. In addition, Robert G. Miller has a minority ownership interest in Signature Northwest, LLC.

The fourth amended and restated limited liability company agreement of AB Acquisition LLC (the "4th A&R AB LLC Agreement") dated January 2015, provided for the Cerberus-led consortium to receive annual management fees of

$13.75 million from our Company over a 48-month period beginning on January 30, 2015. We paid management fees to the Cerberus-led consortium in an annual amount of $13.75 million for fiscal 2017, fiscal 2016 and fiscal 2015. In exchange for the management fees, the Cerberus-led consortium has provided strategic advice to management, including with respect to acquisitions and financings. In December 2018, the 4th A&R AB LLC Agreement was extended for one year and payment of a $13.75 million management fee for fiscal 2018 was made by the Company.

Our board of directors has adopted a written policy (the "Related Party Policy") and procedures for the review, approval or ratification of "Related Party Transactions" by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a "Related Party Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest.

Item 14 - Principal Accountant Fees and Services

Deloitte and Touche LLP has served as our independent auditor for the fiscal years ended February 23, 2019 and February 24, 2018, respectively. The following table sets forth the fees paid to Deloitte and Touche LLP for professional services rendered for fiscal 2018 and fiscal 2017 (in millions):

Audit Fees	Fiscal 2018	Fiscal 2017
Audit fees (1)	$5.9	$6.3
Audit-related fees (2)	0.8	3.9
Tax fees (3)	3.7	4.2
Other fees (4)	0.3	0.7
Total fees	$10.7	$15.1

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

The audit and risk committee must pre-approve all engagements of the Company's independent registered public accounting firm. The audit and risk committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm in order to ensure that the provision of such services will not impair its independence. During fiscal 2018, each new engagement of the independent registered public accounting firm was pre-approved.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets as of February 23, 2019 and February 24, 2018	47
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 23, 2019, February 24, 2018 and February 25, 2017	48
	Consolidated Statements of Cash Flows for the years ended February 23, 2019, February 24, 2018 and February 25, 2017	49
	Consolidated Statements of Stockholders' Equity for the years ended February 23, 2019, February 24, 2018 and February 25, 2017	51
	Notes to Consolidated Financial Statements	52

(a)2.	Financial Statement Schedules:
	There are no Financial Statement Schedules included in this filing for the reason that they are not applicable or are not required or the information is included elsewhere in this Form 10-K.

(a)3.&(b)	Exhibits:

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
3.1	Certificate of Incorporation of Albertsons Companies, Inc., including Amendments of Certificate of Incorporation, dated September 21, 2015 and February 16, 2018	Albertsons Companies, Inc.	4/6/2018	S-4	3.1
3.2	Amended and Restated Bylaws of Albertsons Companies, Inc.	Albertsons Companies, Inc.	*	*	*
4.1	Stockholders' Agreement, dated as of December 3, 2017 by and among Albertsons Companies, Inc., Albertsons Investor and KIM ACI	Albertsons Companies, Inc.	3/1/2018	8-K15D5	10.1
4.2	Indenture, dated September 10, 1997, between Safeway Inc., and the Bank of New York, as trustee	Albertsons Companies, LLC	5/19/2017	S-4	4.1
4.3	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 3.95% Notes due 2020, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.5
4.4	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 4.75% Notes due 2021, including the form of Notes	Albertsons Companies, Inc.	7/8/2015	S-1	4.3
4.5	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.45% Senior Debentures due 2027, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.6
4.6	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.25% Debentures due 2031, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.7

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.7	Indenture, dated May 1, 1992, between New Albertson's, Inc. (as successor to Albertson's, Inc.) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as trustee (as supplemented by Supplemental Indenture No. 1, dated as of May 7, 2004; Supplemental Indenture No. 2, dated as of June 1, 2006; Supplemental Indenture No. 3, dated as of December 29, 2008 and Supplemental Indenture No. 4, dated as of December 3, 2017)	Albertsons Companies, Inc.	4/6/2018	S-4	4.10
4.8	Indenture, dated May 1, 1995, between American Stores Company, LLC and Wells Fargo Bank, National Association (as successor to The First National bank of Chicago), as trustee (as further supplemented)	Albertsons Companies, LLC	5/19/2017	S-4	4.11
4.9	Indenture, dated May 31, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.17
4.9.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.19
4.9.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.21
4.9.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC, the additional issuers and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.23
4.9.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.4
4.9.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.5
4.9.6
Sixth Supplemental Indenture dated as of November 16, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024
		Albertsons Companies, Inc.	*	*	*

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.9.7
Seventh Supplemental Indenture dated as of April 17, 2019, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024
		Albertsons Companies, Inc.	*	*	*
4.10	Indenture, dated August 9, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.18
4.10.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.20
4.10.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.22
4.10.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.24
4.10.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.4
4.10.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.5
4.10.6
Sixth Supplemental Indenture dated as of November 16, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025

		Albertsons Companies, Inc.	*	*	*
4.10.7
Seventh Supplemental Indenture dated as of April 17, 2019, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025
		Albertsons Companies, Inc.	*	*	*
4.11	Indenture, dated as of February 5, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 7.5% Senior Secured Notes due 2026	Albertsons Companies, Inc.	2/5/2019	8-K	4.1

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.11.1
First Supplemental Indenture, dated as of April 17, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 7.5% Senior Notes due 2026
		Albertsons Companies, Inc.	*	*	*
10.1	Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent.	Albertsons Companies, Inc.	11/16/2018	8-K	10.2
10.2	Amendment No. 7, dated as of November 16, 2018, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson's Companies, LLC, Albertson's LLC, Safeway Inc. and the other co-borrowers thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, Inc.	11/16/2016	8-K	10.1
10.3	Decision and Order, dated January 27, 2015, between the Federal Trade Commission, Cerberus Institutional Partners V, L.P., AB Acquisition LLC and Safeway Inc.	Albertsons Companies, LLC	5/19/2017	S-4	10.10
10.4†	Employment Agreement, dated March 13, 2006, between Albertsons Companies, Inc. (as successor to AB Acquisition LLC) and Robert Miller, as amended on March 6, 2014	Albertsons Companies, LLC	5/19/2017	S-4	10.15
10.5†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Sharon Allen	Albertsons Companies, LLC	5/19/2017	S-4	10.19
10.6†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Steven A. Davis	Albertsons Companies, LLC	5/19/2017	S-4	10.20
10.7†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Robert Dimond	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.25
10.8†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Shane Sampson	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.26
10.9†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Anuj Dhanda	Albertsons Companies, Inc.	4/6/2018	S-4	10.23
10.10†	Employment Agreement dated August 1, 2017, between AB Management Services Corp. and Susan Morris	Albertsons Companies, Inc.	*	*	*
10.11†	Employment Agreement, dated March 1, 2018, between Albertsons Companies, Inc. and James L. Donald	Albertsons Companies, Inc.	3/7/2018	8-K	10.1
10.12	Standstill Agreement, dated February 18, 2018, by and among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Albertsons Companies, LLC	2/20/2018	8-K	10.1
10.13	Agreement of Purchase and Sale of Real Estate, dated September 25, 2017 by and among CF Albert LLC and the entities listed on Annex A thereto	Albertsons Companies, LLC	9/29/2017	8-K	10.1
10.14†	Letter Agreement, dated January 12, 2018, by and among Albertsons Companies, Inc., AB Acquisition LLC and Robert G. Miller	Albertsons Companies, LLC	1/16/2018	10-Q	10.2

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.15†	Employment Agreement, dated September 11, 2018, by and among Albertsons Companies, Inc., and James L. Donald	Albertsons Companies, Inc.	10/24/2018	8-K	10.1
10.16†	Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran	Albertsons Companies, Inc.	3/29/2019	8-K	10.1
10.17†	Emeritus Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Robert G. Miller	Albertsons Companies, Inc.	3/29/2019	8-K	10.2
14.1	Code of Ethics of the Registrant	Albertsons Companies, Inc.	5/11/2018	10-K	14.1
21.1	Schedule of Subsidiaries of Albertsons Companies, Inc.	Albertsons Companies, Inc.	*	*	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	**	**	**
99.1	Computation of Ratio of Earnings to Fixed Charges	Albertsons Companies, Inc.	*	*	*
101.INS	XBRL Instance Document	Albertsons Companies, Inc.	*	*	*
101.SCH	XBRL Taxonomy Extension Schema Document	Albertsons Companies, Inc.	*	*	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Albertsons Companies, Inc.	*	*	*
*Filed herewith
** Furnished herewith
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 24, 2019	By:	/s/ James L. Donald
	Name:		James L. Donald
	Title:		Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Donald	Chief Executive Officer and President (Principal Executive Officer)	April 24, 2019
James L, Donald

/s/ Robert B. Dimond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 24, 2019
Robert B. Dimond

/s/ Robert B. Larson	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 24, 2019
Robert B. Larson

/s/ Robert G. Miller	Chairman of the Board of Directors	April 24, 2019
Robert G. Miller

/s/ Dean S. Adler	Director	April 24, 2019
Dean S. Adler

/s/ Sharon L. Allen	Director	April 24, 2019
Sharon L. Allen

/s/ Steven A. Davis	Director	April 24, 2019
Steven A. Davis

/s/ Kim Fennebresque	Director	April 24, 2019
Kim Fennebresque

/s/ Allen M. Gibson	Director	April 24, 2019
Allen M. Gibson

/s/ Hersch Klaff	Director	April 24, 2019
Hersch Klaff

Signature	Title	Date
/s/ Leonard Laufer	Director	April 24, 2019
Leonard Laufer

/s/ Jay L. Schottenstein	Director	April 24, 2019
Jay L. Schottenstein

/s/ Alan H. Schumacher	Director	April 24, 2019
Alan H. Schumacher

/s/ Lenard B. Tessler	Director	April 24, 2019
Lenard B. Tessler

/s/ B. Kevin Turner	Vice Chairman and Senior Advisor to the CEO	April 24, 2019
B. Kevin Turner

/s/ Scott Wille	Director	April 24, 2019
Scott Wille

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant's security holders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to security holders subsequent to the filing of this report.