Form 10-Q
period 2019-06-15
Albertsons Companies, Inc.
filed 2019-07-24
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 333-205546
Albertsons Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4376911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd.
Boise, Idaho 83706
(Address of principal executive offices and zip code)

(208) 395-6200
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 24, 2019, the registrant had 277,882,010 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 15, 2019	February 23, 2019
ASSETS
Current assets
Cash and cash equivalents	$662.1	$926.1
Receivables, net	497.4	586.2
Inventories, net	4,385.4	4,332.8
Other current assets	361.9	404.9
Total current assets	5,906.8	6,250.0

Property and equipment, net	9,662.7	9,861.3
Operating lease right-of-use assets	5,280.8	—
Intangible assets, net	2,271.2	2,834.5
Goodwill	1,183.3	1,183.3
Other assets	676.4	647.5
TOTAL ASSETS	$24,981.2	$20,776.6

LIABILITIES
Current liabilities
Accounts payable	$3,077.9	$2,918.7
Accrued salaries and wages	978.5	1,054.7
Current maturities of long-term debt and finance lease obligations	145.0	148.8
Current maturities of operating lease obligations	523.2	—
Other current liabilities	990.2	1,030.5
Total current liabilities	5,714.8	5,152.7

Long-term debt and finance lease obligations	9,688.6	10,437.6
Long-term operating lease obligations	4,898.0	—
Deferred income taxes	754.5	561.4
Other long-term liabilities	1,870.9	3,174.2

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of June 15, 2019 and February 23, 2019, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized and 277,882,010 shares issued and outstanding as of June 15, 2019 and February 23, 2019, respectively	2.8	2.8
Additional paid-in capital	1,813.1	1,814.2
Treasury stock, at cost, 1,772,018 shares held as of June 15, 2019 and February 23, 2019, respectively	(25.8)	(25.8)
Accumulated other comprehensive income	89.4	91.3
Retained earnings (accumulated deficit)	174.9	(431.8)
Total stockholders' equity	2,054.4	1,450.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,981.2	$20,776.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)
(unaudited)

	16 weeks ended
	June 15, 2019	June 16, 2018
Net sales and other revenue	$18,738.4	$18,653.4
Cost of sales	13,498.8	13,482.7
Gross profit	5,239.6	5,170.7

Selling and administrative expenses	4,918.1	4,977.6
Operating income	321.5	193.1

Interest expense, net	225.2	254.6
Loss on debt extinguishment	42.7	—
Other income	(11.1)	(40.8)
Income (loss) before income taxes	64.7	(20.7)

Income tax expense (benefit)	15.7	(3.0)
Net income (loss)	$49.0	$(17.7)

Other comprehensive income (loss), net of tax
(Loss) gain on interest rate swaps	(27.0)	8.2
Recognition of pension gain (loss)	23.4	(0.6)
Foreign currency translation adjustment	—	(0.6)
Other	1.7	(1.1)
Other comprehensive (loss) income	$(1.9)	$5.9

Comprehensive income (loss)	$47.1	$(11.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 15, 2019	June 16, 2018
Cash flows from operating activities:
Net income (loss)	$49.0	$(17.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(28.5)	(40.0)
Depreciation and amortization	515.9	536.6
Operating lease right-of-use assets amortization	162.7	—
LIFO expense	10.5	9.5
Deferred income tax	2.8	(3.6)
Loss on debt extinguishment	42.7	—
Equity-based compensation expense	11.1	13.4
Other	(4.2)	(2.9)
Changes in operating assets and liabilities:
Receivables, net	88.7	64.0
Inventories, net	(63.0)	88.5
Accounts payable, accrued salaries and wages and other accrued liabilities	141.4	246.9
Operating lease liabilities	(151.7)	—
Other operating assets and liabilities	25.3	16.9
Net cash provided by operating activities	802.7	911.6

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(362.1)	(349.5)
Proceeds from sale of assets	73.4	37.3
Other	(5.3)	34.6
Net cash used in investing activities	(294.0)	(277.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3.7
Payments on long-term borrowings	(722.5)	(16.4)
Payments of obligations under finance leases	(27.7)	(28.8)
Other	(12.5)	(25.7)
Net cash used in financing activities	(762.7)	(67.2)

Net (decrease) increase in cash and cash equivalents and restricted cash	(254.0)	566.8
Cash and cash equivalents and restricted cash at beginning of period	967.7	680.8
Cash and cash equivalents and restricted cash at end of period	$713.7	$1,247.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
Balance as of February 23, 2019	277,882,010	$2.8	$1,814.2	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	277,882,010	$2.8	$1,813.1	$(25.8)	$89.4	$174.9	$2,054.4

	Common Stock
	Shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of February 24, 2018	279,654,028	$2.8	$1,773.3	$—	$191.1	$(569.0)	$1,398.2
Equity-based compensation	—	—	13.4	—	—	—	13.4
Employee tax withholding on vesting of phantom units	—	—	(14.3)	—	—	—	(14.3)
Net loss	—	—	—	—	—	(17.7)	(17.7)
Other comprehensive income, net of tax	—	—	—	—	5.9	—	5.9
Other activity	—	—	—	—	—	5.8	5.8
Balance as of June 16, 2018	279,654,028	$2.8	$1,772.4	$—	$197.0	$(580.9)	$1,391.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 23, 2019 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 23, 2019, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 15, 2019 and June 16, 2018.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $51.6 million and $41.6 million of restricted cash as of June 15, 2019 and February 23, 2019, respectively.
Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $10.5 million and $9.5 million for the 16 weeks ended June 15, 2019 and June 16, 2018, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan, an equity-based incentive plan, which provides for grants of phantom units (the "Phantom Units") to certain employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"), that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

For the 16 weeks ended June 15, 2019 and June 16, 2018, equity-based compensation expense recognized by the Company related to Phantom Units was $9.9 million and $13.4 million, respectively. For the 16 weeks ended June 15, 2019 and June 16, 2018, the Company recorded an income tax benefit related to Phantom Units of $2.6 million and $3.6 million, respectively. As of June 15, 2019, there was $46.4 million of unrecognized costs related to 1.7 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 2.0 years.

On April 25, 2019, upon the commencement of employment, the Company's newly appointed Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests vest over a service period, or upon a service period and achievement certain performance-based thresholds. The fair value of the equity interests is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. The fair value of the equity interests deemed granted was approximately $10.8 million. For the 16 weeks ended June 15, 2019, equity-based compensation expense recognized by the Company related to these equity interests was $1.2 million. As of June 15,

2019, there was $9.6 million of unrecognized costs related to the equity interests deemed granted. That cost is expected to be recognized over a weighted average period of 4.1 years.

Treasury stock: During fiscal 2018, the Company repurchased 1,772,018 shares of common stock allocable to certain current and former members of management (the "Management Holders") for $25.8 million in cash. The shares are classified as treasury stock on the Condensed Consolidated Balance Sheets. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the Management Holders to repay outstanding loans of the Management Holders with a third-party financial institution. As there is no current active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the Management Holders.

Income taxes: Income tax expense was $15.7 million, representing a 24.3% effective tax rate, for the 16 weeks ended June 15, 2019. Income tax benefit was $3.0 million, representing a 14.5% effective tax rate, for the 16 weeks ended June 16, 2018. The change in the effective tax rate is primarily the result of the Company reporting pretax income for the 16 weeks ended June 15, 2019 compared to pretax loss for the 16 weeks ended June 16, 2018.

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through eCommerce channels. The Company's operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 13 operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers through its stores and eCommerce channels the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $233.8 million and $252.2 million as of June 15, 2019 and February 23, 2019, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery, "Drive Up and Go" curbside pickup and meal kit delivery, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 15, 2019 and February 23, 2019.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $51.7 million as of June 15, 2019 and $55.9 million as of February 23, 2019. Breakage amounts were immaterial for the 16 weeks ended June 15, 2019 and June 16, 2018, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	16 weeks ended
	June 15, 2019		June 16, 2018
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$8,022.2	42.8%	$8,063.3	43.2%
Perishables (3)	7,811.6	41.7%	7,727.1	41.4%
Pharmacy	1,573.2	8.4%	1,527.2	8.2%
Fuel	1,076.5	5.7%	1,098.1	5.9%
Other (4)	254.9	1.4%	237.7	1.3%
Net sales and other revenue	$18,738.4	100.0%	$18,653.4	100.0%

(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of lottery and various other commissions and other miscellaneous income.

Recently adopted accounting standards: On February 25, 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASC Topic 842 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a Right-of-use ("ROU") asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. On July 30, 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative effect adjustment in the period of adoption. The new guidance requires both classifications of leases, operating and finance, to be recognized on the balance sheet. The new guidance also results in a change in naming convention for leases historically classified as capital leases. Under the new guidance, these leases are now referred to as finance leases. Consistent with prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification.
The Company adopted the guidance effective February 24, 2019 by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and as a result did not restate the prior periods presented in the Condensed Consolidated Financial Statements. The Company elected certain practical expedients permitted under the transitional guidance, including retaining historical lease classification, evaluating whether any expired contracts are or contain leases, and not applying hindsight in determining the lease term. The Company also elected the practical expedient to not separate lease and non-lease components within the lessee lease transaction for all classes of assets. Lastly, the Company elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less.

The adoption of the standard resulted in the recognition of an operating lease ROU asset of $5.3 billion and an operating lease liability of $5.4 billion. Included in the measurement of the new operating lease ROU asset is the reclassification of certain balances, including those historically recorded as lease exit cost liabilities, deferred rent and favorable and unfavorable lease interests. The adoption also resulted in a cumulative effect transitional adjustment of $776.0 million ($574.6 million, net of tax) to retained earnings related to the elimination of $865.8 million deferred gains on sale-leaseback transactions, partially offset by the recognition of $87.3 million in impairment losses on operating lease ROU assets and the removal of $17.2 million and $14.7 million, respectively, of assets and liabilities related to finance lease obligations under previously existing build-to-suit accounting arrangements. Several other immaterial reclassifications of historical asset and liability line items were also recorded in the Company's Condensed Consolidated Balance Sheets upon adoption.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the amendments in the period of adoption. The adoption of this standard resulted in a $16.6 million adjustment to both Retained earnings (accumulated deficit) and Accumulated other comprehensive income. The standard did not have a material impact on the Company's Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

NOTE 2 - FAIR VALUE MEASUREMENTS
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of June 15, 2019 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$229.3	$229.3	$—	$—
Short-term investments (1)	20.3	18.0	2.3	—
Non-current investments (2)	87.7	33.0	54.7	—
Total	$337.3	$280.3	$57.0	$—

Liabilities:
Derivative contracts (3)	$55.6	$—	$55.6	$—
Total	$55.6	$—	$55.6	$—
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities.

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of February 23, 2019 (in millions):

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
The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 15, 2019, the fair value of total debt was $9,333.9 million compared to the carrying value of $9,259.0 million, excluding debt discounts and deferred financing costs. As of February 23, 2019, the fair value of total debt was $9,801.2 million compared to the carrying value of $10,086.3 million, excluding debt discounts and deferred financing costs.
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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS
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

Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as Cash Flow Hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other income in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019, 2021 and 2023 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of June 15, 2019 and February 23, 2019 were $2,716.2 million and $2,123.2 million, of which $2,716.2 million and $2,065.2 million are designated as Cash Flow Hedges, respectively, as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan's maturity.

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

As of June 15, 2019 and February 23, 2019, the fair value of the cash flow interest rate swap liability was $55.6 million and $21.6 million respectively, and was recorded in Other current liabilities.

Activity related to the Company's derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of (loss) income recognized from derivatives
Derivatives designated as hedging instruments	16 weeks ended June 15, 2019	16 weeks ended June 16, 2018	Location of (loss) income recognized from derivatives
Designated interest rate swaps	$(27.0)	$8.2	Other comprehensive income (loss), net of tax

Activity related to the Company's derivative instruments not designated as hedging instruments was immaterial during the 16 weeks ended June 15, 2019 and June 16, 2018, respectively.

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
The Company's long-term debt as of June 15, 2019 and February 23, 2019, net of unamortized debt discounts of $117.8 million and $197.0 million, respectively, and deferred financing costs of $62.4 million and $65.2 million, respectively, consisted of the following (in millions):

	June 15, 2019	February 23, 2019
Albertsons Term Loans due 2022 to 2025, interest rate range of 5.44% to 5.69%	$4,602.9	$4,610.7
Senior Unsecured Notes due 2024, 2025 and 2026, interest rate of 6.625%, 5.750% and 7.5%, respectively	3,072.8	3,071.6
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	694.6	1,322.3
Safeway Inc. Notes due 2020 to 2031, interest rate range of 3.95% to 7.45%	642.0	675.3
Other Notes Payable, unsecured	47.9	125.4
Mortgage Notes Payable, secured	18.6	18.8
Finance lease obligations (see Note 5)	754.8	762.3
Total debt	9,833.6	10,586.4
Less current maturities	(145.0)	(148.8)
Long-term portion	$9,688.6	$10,437.6

The Company's term loans (the "Albertsons Term Loans"), asset-based loan facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 16 weeks ended June 15, 2019.
Safeway Notes
During the first quarter of 2019, the Company completed a cash tender offer and early redemption of Safeway Inc.'s ("Safeway") notes with a par value of $34.1 million and a book value of $33.3 million for $32.6 million, plus accrued and unpaid interest of $0.7 million (the "Safeway Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the Safeway Tender of $0.5 million.
NALP Notes
During the first quarter of 2019, the Company completed a cash tender offer and early redemption of New Albertsons L.P.'s notes (the "NALP Notes") with a par value of $402.9 million and a book value of $363.7 million for $382.7 million, plus accrued and unpaid interest of $8.2 million (the "NALP Notes Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Tender of $19.1 million.

Also during the first quarter of fiscal 2019, the Company repurchased NALP Notes with a par value of $300.8 million and a book value of $271.3 million for $294.4 million plus accrued and unpaid interest of $6.5 million (the "NALP Notes Repurchase"). In connection with the NALP Notes Repurchase, the Company recorded a loss on debt extinguishment of $23.1 million.
ABL Facility

As of June 15, 2019 and February 23, 2019 there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $513.6 million and $520.8 million respectively.

NOTE 5 - LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. The Company determines whether a contract is or contains a lease at contract inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the rate implicit in the Company's leases is not easily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives and initial direct costs incurred. The typical real estate lease period is 15 to 20 years with renewal options for varying terms and, to a limited extent, options to purchase. The Company includes renewal options that are reasonably certain to be exercised as part of the lease term.
The Company has lease agreements with non-lease components that relate to the lease components. Certain leases contain percent rent based on sales, escalation clauses or payment of executory costs such as property taxes, utilities, insurance and maintenance. Non-lease components and the lease components to which they relate are accounted for together as a single lease component for all classes of asset. The Company recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether lease payments are fixed or variable.

The components of total lease cost, net consisted of the following (in millions):

	Classification	16 weeks ended June 15, 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$287.2
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	28.6
Interest on lease liabilities	Interest expense, net	25.5
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	118.9
Sublease income	Net sales and other revenue	(32.4)
Total lease cost, net		$427.8

(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of June 15, 2019 consisted of the following (in millions):

	Classification	June 15, 2019
Assets
Operating	Operating lease right-of-use assets	$5,280.8
Finance	Property and equipment, net	509.9
Total lease assets		$5,790.7
Liabilities
Current
Operating	Current maturities of operating lease obligations	$523.2
Finance	Current maturities of long-term debt and finance lease obligations	96.2
Long-term
Operating	Long-term operating lease obligations	4,898.0
Finance	Long-term debt and finance lease obligations	658.6
Total lease liabilities		$6,176.0

The following table presents cash flow information and the weighted average lease term and discount rate for leases (dollars in millions):

16 weeks ended June 15, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	269.9
Operating cash flows from finance leases	25.5
Financing cash flows from finance leases	27.7
ROU assets obtained in exchange for operating lease obligations	182.4
ROU assets obtained in exchange for finance lease obligations	—
Weighted average remaining lease term - operating leases (in years)	11.7
Weighted average remaining lease term - finance leases (in years)	9.3
Weighted average discount rate - operating leases	7.1%
Weighted average discount rate - finance leases	13.8%

Future minimum lease payments for operating and finance lease obligations as of June 15, 2019 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
Remainder of 2019	$619.6	$119.0
2020	868.2	152.7
2021	813.5	138.2
2022	753.9	126.4
2023	681.3	116.9
Thereafter	4,493.4	522.5
Total future minimum obligations	8,229.9	1,175.7
Less interest	(2,808.7)	(420.9)
Present value of net future minimum lease obligations	5,421.2	754.8
Less current portion	(523.2)	(96.2)
Long-term obligations	$4,898.0	$658.6

Future minimum lease payments for operating and capital lease obligations as of February 23, 2019 under the previous lease accounting standard consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Capital Leases
2019	$879.7	$170.5
2020	840.5	151.3
2021	783.2	134.9
2022	723.6	123.1
2023	651.0	114.1
Thereafter	4,338.6	509.1
Total future minimum obligations	$8,216.6	1,203.0
Less interest		(440.7)
Present value of net future minimum lease obligations		762.3
Less current portion		(97.3)
Long-term obligations		$665.0

The Company subleases certain properties to third parties. Future minimum sublease income under these non-cancelable operating leases as of June 15, 2019 was $357.4 million.
Sale-Leaseback Transactions

Subsequent to the end of the first quarter of fiscal 2019, the Company completed two sale and leaseback transactions, which consisted of an aggregate of 50 store properties and one distribution center for an aggregate purchase price, net of closing costs, of approximately $886 million. In connection with the sale and leaseback transactions, the Company entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $50 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. The Company expects to account for the related leases as operating leases and estimates recording operating lease ROU assets and corresponding operating lease liabilities of approximately $583 million.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 15, 2019	June 16, 2018	June 15, 2019	June 16, 2018
Estimated return on plan assets	$(33.9)	$(34.6)	$—	$—
Service cost	4.5	16.1	0.2	0.3
Interest cost	24.8	26.4	0.2	0.2
Amortization of prior service cost	0.1	—	1.1	1.1
Amortization of net actuarial loss (gain)	0.2	(1.9)	(0.1)	(0.1)
Net (income) expense	$(4.3)	$6.0	$1.4	$1.5

The Company contributed $5.2 million and $5.5 million to its defined benefit pension plans and post-retirement benefit plans during the 16 weeks ended June 15, 2019 and June 16, 2018, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $7.2 million to these plans for the remainder of fiscal 2019.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $18.6 million and $14.0 million for the 16 weeks ended June 15, 2019 and June 16, 2018, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $143.0 million as of June 15, 2019 and February 23, 2019.

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

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the "OIG") pertaining to the pricing of drugs offered under the Company's MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the "Government Health Programs"). In particular, the OIG requested information on the relationship between the prices charged for drugs under the MyRxCare program and the "usual and customary" prices reported by the Company in claims for reimbursements to the Government Health Programs or other third-party payors. The Company cooperated with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

Security Breach: In 2014, the Company was the subject of criminal intrusions by the installation of malware on a portion of its computer network that processes payment card transactions for approximately 800 of its stores through its then service provider SuperValu. The Company believes these were attempts to collect payment card data. The forensic investigation into the intrusions indicated that although the Company was then compliant with the Payment Card Industry (PCI) Data Security Standards issued by the PCI Council, it was not compliant with all of these standards at the time of the intrusions. As a result, the Company was assessed by certain card companies for incremental counterfeit fraud losses, non-ordinary course expenses (such as card reissuance costs) and case management costs. The Company has paid or recorded an estimated liability for all of such assessments, and is seeking recovery from MasterCard of its assessment. As a result of the intrusion, two class action complaints were filed against the Company by consumers. These complaints have been dismissed, and the dismissal was upheld on appeal on May 31, 2019. In 2015 the Company also received a letter from the Office of the Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices were leading a multi-state group requesting specified information concerning the two data breach incidents. The Company has cooperated with the investigation. The multi-state group did not make a monetary demand, and the Company is unable to estimate the possibility or range of loss, if any.

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. Both parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019, but a settlement in principle was reached before trial. That settlement is still being finalized and will need to be approved by the Court. The Company has recorded an estimated liability for these matters.

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. Both sides have moved for summary judgment, and motions are pending before the court. Discovery is complete, and trial will be set after the Court rules on the pending motions. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway Inc. submitted fraudulent, inflated pricing information to government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Discovery is complete, and trial is currently set for January 7, 2020. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

The Company was also subject to another FCA qui tam action entitled United States ex rel. Zelickowski v. Albertson's LLC. In that case, the relators alleged that Albertson's LLC ("Albertson's") overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in the Albertson's discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. On December 17, 2018, the case was dismissed, without prejudice.

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

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 49 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio where over 1,800 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. In one of those MDL cases - MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation - the Company filed a motion to dismiss. That motion has yet to be ruled on, but motions by other defendants have been denied and all defendants in the Blackfeet action, including the Company, have been ordered to Answer the Complaint on or before July 26, 2019. To date, no discovery has been conducted against the Company in any of the actions. The Company is vigorously defending these matters and believes that these cases are without merit. At this early stage in the proceedings, the Company is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 15, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$91.3	$3.4	$88.8	$(1.4)	$0.5
Cumulative effect of accounting change (1)	16.6	1.2	14.9	—	0.5
Other comprehensive (loss) income before reclassifications	(23.9)	(35.7)	10.1	—	1.7
Amounts reclassified from accumulated other comprehensive income	(1.2)	(2.5)	1.3	—	—
Tax benefit (expense)	6.6	10.0	(2.9)	—	(0.5)
Current-period other comprehensive (loss) income, net of tax	(1.9)	(27.0)	23.4	—	1.7
Ending balance	$89.4	$(23.6)	$112.2	$(1.4)	$2.2
(1) Related to the adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 1 for additional details).

	16 weeks ended June 16, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Foreign currency translation adjustments	Other
Beginning balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive income (loss) before reclassifications	7.3	8.7	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive income	0.9	2.5	(0.9)	—	(0.7)
Tax (expense) benefit	(2.3)	(3.0)	0.3	0.1	0.3
Current-period other comprehensive income (loss), net of tax	5.9	8.2	(0.6)	(0.6)	(1.1)
Ending balance	$197.0	$27.1	$171.3	$(1.7)	$0.3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons," the "Company," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

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

OVERVIEW
As of June 15, 2019, we operated 2,268 retail food and drug stores with 1,739 pharmacies, 399 associated fuel centers, 23 dedicated distribution centers, six Plated fulfillment centers and 20 manufacturing facilities. In addition to our retail footprint, we continue to roll out unique options for our customers as we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales, "Drive Up and Go" curbside pickup and Plated meal kit delivery.

The following table shows stores operating, acquired, opened and closed during the periods presented:

	16 weeks ended
	June 15, 2019	June 16, 2018
Stores, beginning of period	2,269	2,318
Opened	6	2
Closed	(7)	(20)
Stores, end of period	2,268	2,300
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 15, 2019	June 16, 2018	June 15, 2019	June 16, 2018	June 15, 2019	June 16, 2018
Less than 30,000	206	209	9.1%	9.0%	4.8	4.9
30,000 to 50,000	792	804	34.9%	35.0%	33.2	33.7
More than 50,000	1,270	1,287	56.0%	56.0%	75.1	76.0
Total Stores	2,268	2,300	100.0%	100.0%	113.1	114.6
(1) In millions, reflects total square footage of retail stores operating at the end of the quarter.

RESULTS OF OPERATIONS
Comparison of 16 weeks ended June 15, 2019 to 16 weeks ended June 16, 2018:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 15, 2019 ("first quarter of fiscal 2019") and 16 weeks ended June 16, 2018 ("first quarter of fiscal 2018"). As of June 15, 2019 and June 16, 2018, we operated 2,268 and 2,300 stores, respectively.

	16 weeks ended
	June 15, 2019	% of Sales	June 16, 2018	% of Sales
Net sales and other revenue	$18,738.4	100.0%	$18,653.4	100.0%
Cost of sales	13,498.8	72.0%	13,482.7	72.3%
Gross profit	5,239.6	28.0%	5,170.7	27.7%
Selling and administrative expenses	4,918.1	26.2%	4,977.6	26.7%
Operating income	321.5	1.8%	193.1	1.0%
Interest expense, net	225.2	1.2%	254.6	1.4%
Loss on debt extinguishment	42.7	0.2%	—	—%
Other income	(11.1)	—%	(40.8)	(0.2)%
Income (loss) before income taxes	64.7	0.4%	(20.7)	(0.2)%
Income tax expense (benefit)	15.7	0.1%	(3.0)	—%
Net income (loss)	$49.0	0.3%	$(17.7)	(0.2)%
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the first quarter of fiscal 2019 and the first quarter of fiscal 2018, respectively, were:

	16 weeks ended
	June 15, 2019	June 16, 2018
Identical sales, excluding fuel	1.5%	0.2%
Net Sales and Other Revenue
Net sales and other revenue increased 0.5% to $18,738.4 million for the first quarter of fiscal 2019 from $18,653.4 million for the first quarter of fiscal 2018. The increase in Net sales and other revenue was primarily driven by our 1.5% increase in identical sales, partially offset by a reduction in sales related to the stores closed in fiscal 2018 and the first quarter of fiscal 2019.
Gross Profit
Gross profit represents the portion of Net sales and other revenue remaining after deducting Cost of sales during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs associated with our distribution network. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.
Gross profit margin increased to 28.0% during the first quarter of fiscal 2019 compared to 27.7% during the first quarter of fiscal 2018. The Company's total gross profit margin benefited from better than expected fuel margin during the first quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 10 basis points compared to the first quarter of fiscal 2018. Improved shrink expense and lower advertising costs were largely offset by industry-wide reimbursement rate pressures in pharmacy.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 26.2% of Net sales and other revenue during the first quarter of fiscal 2019 compared to 26.7% of Net sales and other revenue for the first quarter of fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 50 basis points during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The decrease in Selling and administrative expenses was primarily attributable to a reduction in acquisition and integration costs and the realization of our cost reduction initiatives, partially offset by increased employee wage and benefit costs. Lower acquisition and integration costs were driven by the completion of the Safeway integration during fiscal 2018, resulting in no store conversions in the first quarter of fiscal 2019 compared to 243 store conversions in the first quarter of fiscal 2018. The integration costs in the first quarter of fiscal 2019 were largely driven by the conversion of back-office related areas and a distribution center.
Interest Expense, Net
Interest expense, net was $225.2 million during the first quarter of fiscal 2019 compared to $254.6 million during the first quarter of fiscal 2018. The decrease in interest expense is primarily attributable to lower average outstanding borrowings during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The weighted average interest rate during the first quarter of fiscal 2019 was 6.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.4% during the first quarter of fiscal 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment was $42.7 million during the first quarter of fiscal 2019 compared to no loss on debt extinguishment during the first quarter of fiscal 2018. The loss on debt extinguishment primarily consisted of the write-off of debt discounts associated with the tender offer and repurchase of notes.
Other Income

For the first quarter of fiscal 2019, Other income was $11.1 million compared to Other income of $40.8 million for the first quarter of fiscal 2018. Other income during both the first quarter of fiscal 2019 and the first quarter of fiscal 2018 is primarily driven by gains from the sale of non-operating investments and non-service cost components of net pension and post-retirement expense.

Income Taxes
Income tax expense was $15.7 million, representing a 24.3% effective tax rate, for the first quarter of fiscal 2019. Income tax benefit was $3.0 million, representing a 14.5% effective tax rate, for the first quarter of fiscal 2018. The change in the effective tax rate is primarily the result of the Company reporting pretax income for the first quarter of fiscal 2019 compared to pretax loss for the first quarter of fiscal 2018.

Adjusted EBITDA and Free Cash Flow
For the first quarter of fiscal 2019, Adjusted EBITDA was $876.8 million, or 4.7% of Net sales and other revenue, compared to $815.8 million, or 4.4% of Net sales and other revenue, for the first quarter of fiscal 2018. The increase in Adjusted EBITDA primarily reflects our identical sales increase, higher fuel margins and the continued realization of cost reduction initiatives.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	16 weeks ended
	June 15, 2019	June 16, 2018
Net income (loss)	$49.0	$(17.7)
Depreciation and amortization	515.9	536.6
Interest expense, net	225.2	254.6
Income tax expense (benefit)	15.7	(3.0)
EBITDA	805.8	770.5

Integration costs (1)	18.4	70.7
Acquisition-related costs (2)	7.7	13.1
Equity-based compensation expense	11.1	13.4
Loss on debt extinguishment	42.7	—
Gain on property dispositions and impairment losses, net	(28.5)	(40.0)
LIFO expense	10.5	9.5
Miscellaneous adjustments (3)	9.1	(21.4)
Adjusted EBITDA	$876.8	$815.8
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation in fiscal 2018) and expenses related to management fees.
(3) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 15, 2019	June 16, 2018
Non-cash lease-related adjustments	$1.9	$(4.2)
Lease and lease-related costs for surplus and closed stores	6.8	4.7
Net realized and unrealized gain on non-operating investments	(3.3)	(29.4)
Other (a)	3.7	7.5
Total other adjustments	$9.1	$(21.4)
(a) Primarily includes adjustments for unconsolidated equity investments, costs related to the transition services agreements and adjustments related to contingent consideration.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	16 weeks ended
	June 15, 2019	June 16, 2018
Net cash provided by operating activities	$802.7	$911.6
Income tax expense (benefit)	15.7	(3.0)
Deferred income taxes	(2.8)	3.6
Interest expense, net	225.2	254.6
Operating lease right-of-use assets amortization	(162.7)	—
Changes in operating assets and liabilities	(40.7)	(416.3)
Integration costs	18.4	70.7
Acquisition-related costs	7.7	13.1
Other adjustments	13.3	(18.5)
Adjusted EBITDA	876.8	815.8
Less: capital expenditures	(362.1)	(349.5)
Free Cash Flow	$514.7	$466.3

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 15, 2019	June 16, 2018
Cash and cash equivalents and restricted cash at end of period	$713.7	$1,247.6
Cash flows provided by operating activities	802.7	911.6
Cash flows used in investing activities	(294.0)	(277.6)
Cash flows used in financing activities	(762.7)	(67.2)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $802.7 million for the first quarter of fiscal 2019 compared to $911.6 million for the first quarter of fiscal 2018. The reduction in cash flow from operations compared to the first quarter of fiscal 2018 is due to changes in working capital, primarily related to accounts payable and inventory, partially offset by improvements in operating income, which includes the reduction in acquisition and integration costs. The year over year change in working capital was largely impacted by activities related to the store conversions that were ongoing during the first quarter of fiscal 2018.
Net Cash Used In Investing Activities
Net cash used in investing activities was $294.0 million for the first quarter of fiscal 2019 compared to $277.6 million for the first quarter of fiscal 2018.
For the first quarter of fiscal 2019, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $362.1 million, partially offset by proceeds from the sale of assets of $73.4 million. Payments for property and equipment included the opening of six new stores, 28 remodels and continued investment in our digital and eCommerce technology. For the first quarter of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $349.5 million, partially offset by proceeds from the sale of assets of $37.3 million and $27.5 million related to the sale of a minority interest investment.

Payments for property and equipment included the opening of two new stores, 24 remodels and continued investment in our digital and eCommerce technology.
In fiscal 2019, we expect to spend approximately $1.45 billion in capital expenditures, as follows (in millions):

Projected Fiscal 2019 Capital Expenditures
New stores and remodels	$600.0
Maintenance	200.0
Supply chain	100.0
IT	350.0
Real estate and expansion capital	200.0
Total	$1,450.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $762.7 million during the first quarter of fiscal 2019 compared to $67.2 million during the first quarter of fiscal 2018.
Net cash used in financing activities during the first quarter of fiscal 2019 consisted primarily of payments on long-term debt and finance lease obligations of $750.2 million, which were largely driven by the tender offer and repurchase discussed below.
Net cash used in financing activities during the first quarter of fiscal 2018 consisted primarily of payments on long-term debt and capital lease obligations of $45.2 million.
Debt Management
In our continued commitment to delever our balance sheet and improve financial flexibility, we have reduced our principal debt balance by approximately $1.0 billion during fiscal 2019 to date. As of June 15, 2019, we had no borrowings outstanding under our $4.0 billion asset-based revolving credit facility, and total availability of approximately $3.3 billion (net of letter of credit usage).
During the first quarter of fiscal 2019, we completed a cash tender offer and early redemption of $34.1 million of Safeway notes and $402.9 million of NALP Notes for an aggregate of $415.3 million in cash plus accrued and unpaid interest. We also repurchased NALP Notes with a par value of $300.8 million for $294.4 million in cash plus accrued and unpaid interest. In addition, subsequent to the end of the first quarter of fiscal 2019, we repurchased $253.1 million of NALP Notes at par.

Subsequent to the end of the first quarter of fiscal 2019, the Company completed two sale and leaseback transactions, which consisted of an aggregate of 50 store properties and one distribution center for an aggregate purchase price, net of closing costs, of approximately $886 million. In connection with the sale and leaseback transactions, the Company entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties will be approximately $50 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. The Company intends to use the net proceeds from these transactions to pay down additional debt.
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale-leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 23, 2019 for discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of presentation and summary of significant accounting policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 23, 2019.

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In the first quarter of fiscal 2019, we adopted ASU 2016-02, "Leases (Topic 842)" and implemented new systems and internal controls in connection with the lease standard. These changes have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting. Accordingly, there were no changes in our internal control over financial reporting during the first quarter ended June 15, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 23, 2019 under the heading "Risk Factors."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

10.1(a) Amended and Restated Employment Agreement, effective as of April 25, 2019, between Albertsons Companies, Inc. and James L. Donald

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

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	July 24, 2019	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 24, 2019	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)