Form 10-Q
period 2019-09-07
Albertsons Companies, Inc.
filed 2019-10-16
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 16, 2019, the registrant had 277,882,010 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 7, 2019	February 23, 2019
ASSETS
Current assets
Cash and cash equivalents	$435.3	$926.1
Receivables, net	518.6	586.2
Inventories, net	4,340.3	4,332.8
Other current assets	336.4	404.9
Total current assets	5,630.6	6,250.0

Property and equipment, net	9,231.3	9,861.3
Operating lease right-of-use assets	5,831.8	—
Intangible assets, net	2,177.9	2,834.5
Goodwill	1,183.3	1,183.3
Other assets	643.6	647.5
TOTAL ASSETS	$24,698.5	$20,776.6

LIABILITIES
Current liabilities
Accounts payable	$2,946.6	$2,918.7
Accrued salaries and wages	1,107.8	1,054.7
Current maturities of long-term debt and finance lease obligations	117.1	148.8
Current maturities of operating lease obligations	537.0	—
Other current liabilities	1,021.2	1,030.5
Total current liabilities	5,729.7	5,152.7

Long-term debt and finance lease obligations	8,628.6	10,437.6
Long-term operating lease obligations	5,437.4	—
Deferred income taxes	688.1	561.4
Other long-term liabilities	1,869.2	3,174.2

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of September 7, 2019 and February 23, 2019, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized and 277,882,010 shares issued and outstanding as of September 7, 2019 and February 23, 2019, respectively	2.8	2.8
Additional paid-in capital	1,818.7	1,814.2
Treasury stock, at cost, 1,772,018 shares held as of September 7, 2019 and February 23, 2019, respectively	(25.8)	(25.8)
Accumulated other comprehensive income	80.1	91.3
Retained earnings (accumulated deficit)	469.7	(431.8)
Total stockholders' equity	2,345.5	1,450.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,698.5	$20,776.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)
(unaudited)

	12 weeks ended		28 weeks ended
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Net sales and other revenue	$14,176.7	$14,024.1	$32,915.1	$32,677.5
Cost of sales	10,235.2	10,211.3	23,734.0	23,694.0
Gross profit	3,941.5	3,812.8	9,181.1	8,983.5

Selling and administrative expenses	3,794.6	3,817.2	8,741.2	8,834.8
Gain on property dispositions and impairment losses, net	(435.5)	(135.8)	(464.0)	(175.8)
Operating income	582.4	131.4	903.9	324.5

Interest expense, net	177.5	194.9	402.7	449.5
Loss on debt extinguishment	23.1	—	65.8	—
Other expense (income)	5.1	(19.2)	(6.0)	(60.0)
Income (loss) before income taxes	376.7	(44.3)	441.4	(65.0)

Income tax expense (benefit)	81.9	(11.9)	97.6	(14.9)
Net income (loss)	$294.8	$(32.4)	$343.8	$(50.1)

Other comprehensive income (loss), net of tax
(Loss) gain on interest rate swaps	(11.3)	(4.8)	(38.3)	3.4
Recognition of pension gain (loss)	0.7	(0.5)	24.1	(1.1)
Other	1.3	0.5	3.0	(1.2)
Other comprehensive (loss) income	$(9.3)	$(4.8)	(11.2)	1.1

Comprehensive income (loss)	$285.5	$(37.2)	$332.6	$(49.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 7, 2019	September 8, 2018
Cash flows from operating activities:
Net income (loss)	$343.8	$(50.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(464.0)	(175.8)
Depreciation and amortization	897.6	939.2
Operating lease right-of-use assets amortization	288.4	—
LIFO expense	16.3	12.9
Deferred income tax	(14.4)	(66.2)
Amortization and write-off of deferred financing costs	26.1	17.7
Loss on debt extinguishment	65.8	—
Equity-based compensation expense	17.6	25.6
Other	7.9	(29.6)
Changes in operating assets and liabilities:
Receivables, net	67.4	87.4
Inventories, net	(23.8)	100.1
Accounts payable, accrued salaries and wages and other accrued liabilities	86.8	213.0
Operating lease liabilities	(267.9)	—
Other operating assets and liabilities	37.2	117.1
Net cash provided by operating activities	1,084.8	1,191.3

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(716.3)	(631.2)
Proceeds from sale of assets	1,029.5	509.4
Other	(5.5)	33.6
Net cash provided by (used in) investing activities	307.7	(88.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	750.0	750.0
Payments on long-term borrowings	(2,558.4)	(780.1)
Payments of obligations under finance leases	(56.1)	(51.6)
Other	(31.0)	(32.4)
Net cash used in financing activities	(1,895.5)	(114.1)

Net (decrease) increase in cash and cash equivalents and restricted cash	(503.0)	989.0
Cash and cash equivalents and restricted cash at beginning of period	967.7	680.8
Cash and cash equivalents and restricted cash at end of period	$464.7	$1,669.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
Balance as of February 23, 2019	277,882,010	$2.8	$1,814.2	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	277,882,010	2.8	1,813.1	(25.8)	89.4	174.9	2,054.4
Equity-based compensation	—	—	6.5	—	—	—	6.5
Employee tax withholding on vesting of phantom units	—	—	(0.9)	—	—	—	(0.9)
Net income	—	—	—	—	—	294.8	294.8
Other comprehensive loss, net of tax	—	—	—	—	(9.3)	—	(9.3)
Balance as of September 7, 2019	277,882,010	$2.8	$1,818.7	$(25.8)	$80.1	$469.7	$2,345.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of February 24, 2018	279,654,028	$2.8	$1,773.3	$—	$191.1	$(569.0)	$1,398.2
Equity-based compensation	—	—	13.4	—	—	—	13.4
Employee tax withholding on vesting of phantom units	—	—	(14.3)	—	—	—	(14.3)
Net loss	—	—	—	—	—	(17.7)	(17.7)
Other comprehensive income, net of tax	—	—	—	—	5.9	—	5.9
Other activity	—	—	—	—	—	5.8	5.8
Balance as of June 16, 2018	279,654,028	2.8	1,772.4	—	197.0	(580.9)	1,391.3
Equity-based compensation	—	—	12.2	—	—	—	12.2
Employee tax withholding on vesting of phantom units	—	—	(0.5)	—	—	—	(0.5)
Net loss	—	—	—	—	—	(32.4)	(32.4)
Other comprehensive loss, net of tax	—	—	—	—	(4.8)	—	(4.8)
Other activity	—	—	(3.2)	—	—	—	(3.2)
Balance as of September 8, 2018	279,654,028	$2.8	$1,780.9	$—	$192.2	$(613.3)	$1,362.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 23, 2019 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 23, 2019, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 7, 2019 and September 8, 2018.
Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically the reclassification of gains and losses from property dispositions and impairment losses from Selling and administrative expenses to Gain on property dispositions and impairment losses, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $29.4 million and $41.6 million of restricted cash as of September 7, 2019 and February 23, 2019, respectively.
Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $5.8 million and $3.4 million for the 12 weeks ended September 7, 2019 and September 8, 2018, respectively, and $16.3 million and $12.9 million for the 28 weeks ended September 7, 2019 and September 8, 2018, respectively.

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

Equity-based compensation expense recognized by the Company related to Phantom Units was $5.6 million and $12.2 million for the 12 weeks ended September 7, 2019 and September 8, 2018, respectively. For the 28 weeks ended September 7, 2019 and September 8, 2018, equity-based compensation expense recognized by the Company related to Phantom Units was $15.5 million and $25.6 million, respectively. The Company recorded an income tax benefit related to Phantom Units of $1.5 million and $3.3 million for the 12 weeks ended September 7, 2019 and September 8, 2018, respectively. For the 28 weeks ended September 7, 2019 and September 8, 2018, the Company recorded an income tax benefit related to Phantom Units of $4.1 million and $6.9 million, respectively. As of September 7, 2019, there was $35.8 million of unrecognized costs related to 1.5 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 1.9 years.

On April 25, 2019, upon the commencement of employment, the Company's Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests vest over a service period, or upon a service period and achievement of certain performance-based thresholds. The fair value of the equity interests is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. The fair value of the equity interests deemed granted was approximately $10.8 million. For the 12 and 28 weeks ended September 7, 2019, equity-based compensation expense recognized by the Company related to these equity interests was $0.9 million and $2.1 million, respectively. As of September 7, 2019, there was $8.7 million of unrecognized costs related to the equity interests deemed granted. That cost is expected to be recognized over a weighted average period of 4.0 years.

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

Income taxes: Income tax expense was $81.9 million, representing a 21.7% effective tax rate, for the 12 weeks ended September 7, 2019. Income tax benefit was $11.9 million, representing a 26.8% effective tax rate, for the 12 weeks ended September 8, 2018. Income tax expense was $97.6 million, representing a 22.1% effective tax rate, for the 28 weeks ended September 7, 2019. Income tax benefit was $14.9 million, representing a 22.9% effective tax rate, for the 28 weeks ended September 8, 2018. The Company's effective tax rate for the 12 and 28 weeks ended September 7, 2019 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by income tax credits and charitable donation benefit.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $259.3 million and $252.2 million as of September 7, 2019 and February 23, 2019, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery, "Drive Up and Go" curbside pickup and meal kit subscription and delivery, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 7, 2019 and February 23, 2019.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $45.3 million as of September 7, 2019 and $55.9 million as of February 23, 2019. Breakage amounts were immaterial for the 12 and 28 weeks ended September 7, 2019 and September 8, 2018, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				28 weeks ended
	September 7, 2019		September 8, 2018		September 7, 2019		September 8, 2018
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$6,172.0	43.5%	$6,089.8	43.4%	$14,194.2	43.1%	$14,153.1	43.3%
Perishables (3)	5,844.6	41.2%	5,775.5	41.2%	13,656.2	41.5%	13,502.6	41.3%
Pharmacy	1,156.5	8.2%	1,125.3	8.0%	2,729.7	8.3%	2,652.5	8.1%
Fuel	793.2	5.6%	856.0	6.1%	1,869.7	5.7%	1,954.1	6.0%
Other (4)	210.4	1.5%	177.5	1.3%	465.3	1.4%	415.2	1.3%
Net sales and other revenue	$14,176.7	100.0%	$14,024.1	100.0%	$32,915.1	100.0%	$32,677.5	100.0%

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of September 7, 2019 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$16.2	$13.8	$2.4	$—
Non-current investments (2)	78.2	22.2	56.0	—
Total	$94.4	$36.0	$58.4	$—

Liabilities:
Derivative contracts (3)	$67.2	$—	$67.2	$—
Total	$67.2	$—	$67.2	$—
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
The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 7, 2019, the fair value of total debt was $8,425.3 million compared to the carrying value of $8,173.1 million, excluding debt discounts and deferred financing costs. As of February 23, 2019, the fair value of total debt was $9,801.2 million compared to the carrying value of $10,086.3 million, excluding debt discounts and deferred financing costs.

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

During the second quarter of fiscal 2019, due to continued under performance of the Plated meal kit subscription and delivery operations, the Company recognized an impairment loss of $38.6 million to reduce the related asset group to its fair value. The impairment loss is included as a component of Gain on property dispositions and impairment losses, net. The impairment loss primarily relates to the Plated tradename, and to a lesser extent, certain other Plated intangible assets, leasehold interests and equipment. The fair value was determined using an income approach which included a relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rate, royalty rate, discount rate and estimated tax rate.

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
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as Cash Flow Hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other expense (income) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019, 2021 and 2023 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of September 7, 2019 and February 23, 2019 were $2,716.2 million and $2,123.2 million, of which $2,716.2 million and $2,065.2 million are designated as Cash Flow Hedges, respectively, as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan's maturity. In connection with the refinancing of the Albertsons Term Loans (as described in Note 4 - Long-term debt and finance lease obligations), the Company dedesignated and redesignated a certain Cash Flow Hedge, resulting in an immaterial amount remaining in Accumulated other comprehensive income.

As of September 7, 2019 and February 23, 2019, the fair value of the cash flow interest rate swap liability was $67.2 million and $21.6 million respectively, and was recorded in Other current liabilities.

Activity related to the Company's derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of loss recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended September 7, 2019	12 weeks ended September 8, 2018	Location of loss recognized from derivatives
Designated interest rate swaps	$(11.3)	$(4.8)	Other comprehensive income (loss), net of tax

	Amount of (loss) income recognized from derivatives
Derivatives designated as hedging instruments	28 weeks ended September 7, 2019	28 weeks ended September 8, 2018	Location of (loss) income recognized from derivatives
Designated interest rate swaps	$(38.3)	$3.4	Other comprehensive income (loss), net of tax

Activity related to the Company's derivative instruments not designated as hedging instruments was immaterial during the 12 and 28 weeks ended September 7, 2019 and September 8, 2018, respectively.

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
The Company's long-term debt as of September 7, 2019 and February 23, 2019, net of unamortized debt discounts of $94.7 million and $197.0 million, respectively, and deferred financing costs of $59.2 million and $65.2 million, respectively, consisted of the following (in millions):

	September 7, 2019	February 23, 2019
Albertsons Term Loans due 2025 to 2026, interest rate range of 4.95% to 5.69%	$3,032.5	$4,610.7
Senior Unsecured Notes due 2024, 2025, 2026 and 2028, interest rate of 6.625%, 5.750%, 7.5% and 5.875%, respectively	3,813.7	3,071.6
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	464.8	1,322.3
Safeway Inc. Notes due 2020 to 2031, interest rate range of 3.95% to 7.45%	642.0	675.3
Other Notes Payable, unsecured	47.7	125.4
Mortgage Notes Payable, secured	18.5	18.8
Finance lease obligations (see Note 5)	726.5	762.3
Total debt	8,745.7	10,586.4
Less current maturities	(117.1)	(148.8)
Long-term portion	$8,628.6	$10,437.6

The Company's term loans (the "Albertsons Term Loans"), asset-based loan facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the

ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 28 weeks ended September 7, 2019.
Albertsons Term Loans
On August 15, 2019, the Company repaid $1,570.6 million of aggregate principal amount outstanding under its term loan facilities, along with accrued and unpaid interest and fees and expenses, for which the Company used approximately $864 million of cash on hand and proceeds from the issuance of the 2028 Notes (as defined below) (such repayment, the "Term Loan Repayment"). Contemporaneously with the Term Loan Repayment, the Company refinanced the remaining amounts outstanding with new term loan tranches. The new tranches consist of $3,100.0 million in aggregate principal, of which $1,500.0 million matures on November 17, 2025 and $1,600.0 million matures on August 17, 2026 (the "Term Loan Refinancing"). For newly incurred financing costs and original issue discount, the Company expensed $4.2 million of financing costs and recorded $4.4 million of financing costs and $15.5 million of original issue discount as a reduction of the principal amount. For previously deferred financing costs and original issue discount, the Company expensed $15.5 million of financing costs and $13.3 million of original issue discount. The amounts expensed were included as a component of Interest expense, net.
The new loans amortize, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount (which payments will be reduced as a result of the application of prepayments in accordance with the terms therewith). The new loans bear interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 1.75% or (b) LIBOR, subject to a 0.75% floor, plus 2.75%.
Senior Unsecured Notes
On August 15, 2019, the Company and substantially all of its subsidiaries completed the sale of $750.0 million of principal amount of 5.875% Senior Unsecured Notes which will mature on February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The 2028 Notes have not been and will not be registered with the Securities and Exchange Commission (the "SEC"). The 2028 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2028 Notes were used to partially fund the Term Loan Repayment.
Safeway Notes
On May 24, 2019, the Company completed a cash tender offer and early redemption of Safeway Inc.'s ("Safeway") notes with a par value of $34.1 million and a book value of $33.3 million for $32.6 million, plus accrued and unpaid interest of $0.7 million (the "Safeway Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the Safeway Tender of $0.5 million.
NALP Notes
On May 24, 2019, the Company completed a cash tender offer and early redemption of New Albertsons L.P.'s notes (the "NALP Notes") with a par value of $402.9 million and a book value of $363.7 million for $382.7 million, plus accrued and unpaid interest of $8.2 million (the "NALP Notes Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Tender of $19.1 million.
During the 28 weeks ended September 7, 2019, the Company repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million plus accrued and unpaid interest of $11.3 million (the "NALP Notes Repurchase"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Repurchase of $46.2 million.
ABL Facility

As of September 7, 2019 and February 23, 2019, there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $504.6 million and $520.8 million respectively.

NOTE 5 - LEASES

The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. The Company determines whether a contract is or contains a lease at contract inception. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the rate implicit in the Company's leases is not easily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives and initial direct costs incurred. The typical real estate lease period is 15 to 20 years with renewal options for varying terms and, to a limited extent, options to purchase. The Company includes renewal options that are reasonably certain to be exercised as part of the lease term.
The Company has lease agreements with non-lease components that relate to the lease components. Certain leases contain percent rent based on sales, escalation clauses or payment of executory costs such as property taxes, utilities, insurance and maintenance. Non-lease components primarily relate to common area maintenance. Non-lease components and the lease components to which they relate are accounted for together as a single lease component for all asset classes. The Company recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether lease payments are fixed or variable.

The components of total lease cost, net consisted of the following (in millions):

	Classification	12 weeks ended September 7, 2019	28 weeks ended September 7, 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$227.8	$515.0
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	20.9	49.5
Interest on lease liabilities	Interest expense, net	18.5	44.0
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	90.4	209.3
Sublease income	Net sales and other revenue	(24.7)	(57.1)
Total lease cost, net		$332.9	$760.7

(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of September 7, 2019 consisted of the following (in millions):

	Classification	September 7, 2019
Assets
Operating	Operating lease right-of-use assets	$5,831.8
Finance	Property and equipment, net	480.3
Total lease assets		$6,312.1
Liabilities
Current
Operating	Current maturities of operating lease obligations	$537.0
Finance	Current maturities of long-term debt and finance lease obligations	92.4
Long-term
Operating	Long-term operating lease obligations	5,437.4
Finance	Long-term debt and finance lease obligations	634.1
Total lease liabilities		$6,700.9

The following table presents cash flow information and the weighted average lease term and discount rate for leases (dollars in millions):

28 weeks ended September 7, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	482.6
Operating cash flows from finance leases	44.0
Financing cash flows from finance leases	56.1
ROU assets obtained in exchange for operating lease obligations	868.3
ROU assets obtained in exchange for finance lease obligations	—
Weighted average remaining lease term - operating leases (in years)	12.4
Weighted average remaining lease term - finance leases (in years)	9.2
Weighted average discount rate - operating leases	7.1%
Weighted average discount rate - finance leases	13.8%

Future minimum lease payments for operating and finance lease obligations as of September 7, 2019 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
Remainder of 2019	$433.7	$78.9
2020	932.2	149.9
2021	881.2	137.5
2022	822.4	125.8
2023	751.5	116.2
Thereafter	5,400.7	519.7
Total future minimum obligations	9,221.7	1,128.0
Less interest	(3,247.3)	(401.5)
Present value of net future minimum lease obligations	5,974.4	726.5
Less current portion	(537.0)	(92.4)
Long-term obligations	$5,437.4	$634.1

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

The Company subleases certain properties to third parties. Future minimum sublease income under these non-cancelable operating leases as of September 7, 2019 was $355.5 million.
Sale-Leaseback Transactions

During the second quarter of fiscal 2019, the Company, through three separate transactions, completed the sale and leaseback of 53 store properties and one distribution center for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale and leaseback transactions, the Company entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties are approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale-leaseback and operating lease accounting and the Company recorded total gains of $463.6 million, which is included as a component of Gain on property dispositions and impairment losses, net. The Company also recorded operating lease ROU assets and corresponding operating lease liabilities of $602.5 million.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Estimated return on plan assets	$(25.3)	$(26.0)	$—	$—
Service cost	3.4	12.1	0.1	0.2
Interest cost	18.6	19.8	0.2	0.1
Amortization of prior service cost	0.1	—	0.9	0.9
Amortization of net actuarial loss (gain)	0.1	(1.5)	(0.2)	—
Net (income) expense	$(3.1)	$4.4	$1.0	$1.2

	28 weeks ended
	Pension		Other post-retirement benefits
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Estimated return on plan assets	$(59.2)	$(60.6)	$—	$—
Service cost	7.9	28.2	0.3	0.5
Interest cost	43.4	46.2	0.4	0.3
Amortization of prior service cost	0.2	—	2.0	2.0
Amortization of net actuarial loss (gain)	0.3	(3.4)	(0.3)	(0.1)
Net (income) expense	$(7.4)	$10.4	$2.4	$2.7

The Company contributed $1.8 million and $7.0 million to its defined benefit pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 7, 2019, respectively. For the 12 and 28 weeks ended September 8, 2018, the Company contributed $5.0 million and $10.5 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $5.4 million to these plans for the remainder of fiscal 2019.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $14.0 million and $6.5 million for the 12 weeks ended September 7, 2019 and September 8, 2018, respectively. For the 28 weeks ended September 7, 2019 and September 8, 2018, total contributions expensed were $32.6 million and $20.5 million, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $140.0 million as of September 7, 2019 and $143.0 million as of February 23, 2019.

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

Security Breach: In 2014, the Company was the subject of criminal intrusions by the installation of malware on a portion of its computer network that processes payment card transactions for approximately 800 of its stores through its then service provider SuperValu. The Company believes these were attempts to collect payment card data. The forensic investigation into the intrusions indicated that although the Company was then compliant with the Payment Card Industry (PCI) Data Security Standards issued by the PCI Council, it was not compliant with all of these standards at the time of the intrusions. As a result, the Company was assessed by certain card companies for incremental counterfeit fraud losses, non-ordinary course expenses (such as card reissuance costs) and case management costs. The Company has paid for all of such assessments. The Company sought recovery from MasterCard of its assessment and has entered into a confidential settlement with MasterCard. As a result of the intrusion, two class action complaints were filed against the Company by consumers. These complaints have been dismissed, and the dismissal was upheld on appeal on May 31, 2019. In 2015, the Company also received a letter from the Office of the Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices were leading a multi-state group requesting specified information concerning the two data breach incidents. The Company has cooperated with the investigation. The multi-state group did not make a monetary demand, and the Company is unable to estimate the possibility or range of loss, if any.

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. Both parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019, but a settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the court along with a motion for preliminary approval of the settlement, which is set for hearing on November 20, 2019. The Company has recorded an estimated liability for these matters.

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relator's motion for partial summary judgment, holding that price matched prices are the usual and customary prices for those drugs. Defendants filed a motion for interlocutory appeal on August 30, 2019, which is pending. Additional summary judgment motions by both parties are also still pending, trial will be set after the Court rules on the pending summary judgment motions. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway Inc. submitted fraudulent, inflated pricing information to government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed.

Discovery is complete, and trial is currently set for February 18, 2020, however, the parties have not yet filed, and the Court has not yet considered, any summary judgment motions. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

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

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 66 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. In one of those MDL cases - MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation - the Company filed a motion to dismiss. That motion has yet to be ruled on, but motions by other defendants have been denied and all defendants in the Blackfeet action, including the Company, have now answered the Complaint. The Company has also filed a motion to dismiss a state court case pending in New Mexico. While that motion has yet to be ruled on, motions filed by other defendants have been denied and a September 2021 trial date has been set. To date, no discovery has been conducted against the Company in any of the actions; however it is anticipated that the Company will need to begin discovery in the New Mexico action in early 2020. The Company is vigorously defending these matters and believes that these cases are without merit. At this early stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

California Air Resources Board: Upon the inspection by the California Air Resources Board (“CARB”) of several of the Company’s stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California.  In connection with this evaluation, the Company retained a third party to conduct an audit and correct deficiencies identified across its California store base.  The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. Although no monetary amount has been assessed by CARB, the Company could be subject to certain fines and penalties. Given the preliminary nature of this matter, the Company is unable to estimate the possibility or range of loss at this time.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 7, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change (1)	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(36.7)	(50.3)	10.2	3.4
Amounts reclassified from accumulated other comprehensive income	(1.0)	(3.2)	2.2	—
Tax benefit (expense)	9.9	14.0	(3.2)	(0.9)
Current-period other comprehensive (loss) income, net of tax	(11.2)	(38.3)	24.1	3.0
Ending balance	$80.1	$(34.9)	$112.9	$2.1
(1) Related to the adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 1 for additional details).

	28 weeks ended September 8, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$191.1	$18.9	$171.9	$0.3
Other comprehensive income (loss) before reclassifications	2.2	2.9	—	(0.7)
Amounts reclassified from accumulated other comprehensive income	(0.5)	1.7	(1.5)	(0.7)
Tax (expense) benefit	(0.6)	(1.2)	0.4	0.2
Current-period other comprehensive income (loss), net of tax	1.1	3.4	(1.1)	(1.2)
Ending balance	$192.2	$22.3	$170.8	$(0.9)

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

OVERVIEW
As of September 7, 2019, we operated 2,262 retail food and drug stores with 1,733 pharmacies, 401 associated fuel centers, 23 dedicated distribution centers and 20 manufacturing facilities. In addition to our retail footprint, we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales, "Drive Up and Go" curbside pickup and meal kit subscription and delivery.

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Stores, beginning of period	2,268	2,300	2,269	2,318
Opened	1	1	7	3
Closed	(7)	(10)	(14)	(30)
Stores, end of period	2,262	2,291	2,262	2,291
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Less than 30,000	205	209	9.1%	9.1%	4.8	4.9
30,000 to 50,000	790	799	34.9%	34.9%	33.1	33.5
More than 50,000	1,267	1,283	56.0%	56.0%	74.9	75.8
Total Stores	2,262	2,291	100.0%	100.0%	112.8	114.2
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of 12 and 28 weeks ended September 7, 2019 to 12 and 28 weeks ended September 8, 2018:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 7, 2019 ("second quarter of fiscal 2019" and "first 28 weeks of fiscal 2019") and 12 and 28 weeks ended September 8, 2018 ("second quarter of fiscal 2018" and "first 28 weeks of fiscal 2018").

	12 weeks ended
	September 7, 2019	% of Sales	September 8, 2018	% of Sales
Net sales and other revenue	$14,176.7	100.0%	$14,024.1	100.0%
Cost of sales	10,235.2	72.2%	10,211.3	72.8%
Gross profit	3,941.5	27.8%	3,812.8	27.2%
Selling and administrative expenses	3,794.6	26.8%	3,817.2	27.2%
Gain on property dispositions and impairment losses, net	(435.5)	(3.1)%	(135.8)	(0.9)%
Operating income	582.4	4.1%	131.4	0.9%
Interest expense, net	177.5	1.3%	194.9	1.4%
Loss on debt extinguishment	23.1	0.2%	—	—%
Other expense (income)	5.1	—%	(19.2)	(0.1)%
Income (loss) before income taxes	376.7	2.6%	(44.3)	(0.4)%
Income tax expense (benefit)	81.9	0.6%	(11.9)	(0.1)%
Net income (loss)	$294.8	2.0%	$(32.4)	(0.3)%

	28 weeks ended
	September 7, 2019	% of Sales	September 8, 2018	% of Sales
Net sales and other revenue	$32,915.1	100.0%	$32,677.5	100.0%
Cost of sales	23,734.0	72.1%	23,694.0	72.5%
Gross profit	9,181.1	27.9%	8,983.5	27.5%
Selling and administrative expenses	8,741.2	26.6%	8,834.8	27.0%
Gain on property dispositions and impairment losses, net	(464.0)	(1.4)%	(175.8)	(0.5)%
Operating income	903.9	2.7%	324.5	1.0%
Interest expense, net	402.7	1.2%	449.5	1.4%
Loss on debt extinguishment	65.8	0.2%	—	—%
Other income	(6.0)	—%	(60.0)	(0.2)%
Income (loss) before income taxes	441.4	1.3%	(65.0)	(0.2)%
Income tax expense (benefit)	97.6	0.3%	(14.9)	—%
Net income (loss)	$343.8	1.0%	$(50.1)	(0.2)%
Net Sales and Other Revenue
Net sales and other revenue increased 1.1% to $14,176.7 million for the second quarter of fiscal 2019 from $14,024.1 million for the second quarter of fiscal 2018. The increase in Net sales and other revenue was primarily driven by our 2.4% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the second quarter of fiscal 2018 and lower fuel sales.
Net sales and other revenue increased 0.7% to $32,915.1 million for the first 28 weeks of fiscal 2019 from $32,677.5 million for the first 28 weeks of fiscal 2018. The increase in Net sales and other revenue was primarily driven by our

1.9% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the second quarter of fiscal 2018 and lower fuel sales.
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 7, 2019 and the 12 and 28 weeks ended September 8, 2018, respectively, were:

	12 weeks ended		28 weeks ended
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Identical sales, excluding fuel	2.4%	1.0%	1.9%	0.5%

Our identical sales benefited from growth in our online home delivery and Drive Up and Go sales and Own Brands sales.
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
Gross profit margin increased to 27.8% during the second quarter of fiscal 2019 compared to 27.2% during the second quarter of fiscal 2018. Our total gross profit margin benefited from higher than normal fuel margin during the second quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 30 basis points compared to the second quarter of fiscal 2018. The increase in gross profit margin was driven by improved shrink expense, increased Own Brands penetration, lower depreciation expense and better leveraging of advertising spend, partially offset by continued reimbursement rate pressures in pharmacy and higher distribution center rent expense.
Gross profit margin increased to 27.9% during the first 28 weeks of fiscal 2019 compared to 27.5% during the first 28 weeks of fiscal 2018. Our total gross profit margin benefited from higher than normal fuel margin during the first 28 weeks of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 20 basis points compared to the first 28 weeks of fiscal 2018. The increase in gross profit margin was driven by improved shrink expense, increased Own Brands penetration, lower depreciation expense and better leveraging of advertising spend, partially offset by continued reimbursement rate pressures in pharmacy and higher distribution center rent expense.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 26.8% of Net sales and other revenue during the second quarter of fiscal 2019 compared to 27.2% of Net sales and other revenue for the second quarter of fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 60 basis points during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The decrease in Selling and administrative expenses was primarily attributable to lower acquisition and integration costs and lower depreciation and amortization expense, partially offset by strategic investments in digital and technology initiatives, higher employee wage and benefit costs and an increase in rent expense related to store properties. Lower acquisition and integration costs were driven by the completion of the Safeway integration during fiscal 2018, resulting in no store conversions in the second quarter of fiscal 2019 compared to 219 store conversions in the second quarter of fiscal 2018. The integration costs in the second quarter of fiscal 2019 were largely driven by the conversion of back-office related areas and a distribution center.
Selling and administrative expenses decreased to 26.6% of Net sales and other revenue during the first 28 weeks of fiscal 2019 compared to 27.0% of Net sales and other revenue for the first 28 weeks of fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 60 basis points during the first 28 weeks of fiscal 2019 compared to the first 28 weeks of fiscal 2018. The decrease in Selling and administrative expenses was primarily attributable to lower acquisition and integration costs, the realization of our cost reduction initiatives and lower depreciation and amortization expense, partially offset by strategic investments in digital and technology initiatives, higher employee wage and benefit costs and an increase in rent expense related to store properties. Lower acquisition and integration costs were driven by the completion of the Safeway integration during fiscal 2018, resulting in no store conversions in the first 28 weeks of fiscal 2019 compared to 462 store conversions in the first 28 weeks of fiscal 2018. The integration costs in the first 28 weeks of fiscal 2019 were largely driven by the conversion of back-office related areas and a distribution center.
Gain on Property Dispositions and Impairment Losses, Net
Gain on property dispositions and impairment losses, net was $435.5 million during the second quarter of fiscal 2019 compared to $135.8 million during the second quarter of fiscal 2018. The increase is primarily attributable to $463.6 million of gains related to sale-leaseback transactions during the second quarter of fiscal 2019, partially offset by asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations.
Gain on property dispositions and impairment losses, net was $464.0 million during the first 28 weeks of fiscal 2019 compared to $175.8 million during the first 28 weeks of fiscal 2018. The increase is primarily attributable to $463.6 million of gains related to sale-leaseback transactions during the second quarter of fiscal 2019, partially offset by asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations.
Interest Expense, Net
Interest expense, net was $177.5 million during the second quarter of fiscal 2019 compared to $194.9 million during the second quarter of fiscal 2018. The decrease in interest expense is primarily attributable to lower average outstanding borrowings and lower average interest rates, partially offset by $33.0 million of deferred financing costs and original issue discount that was expensed in connection with the Term Loan Repayment and Term Loan Refinancing during the second quarter of fiscal 2019. The weighted average interest rate during the second quarter of fiscal 2019 was 6.4%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.6% during the second quarter of fiscal 2018.
Interest expense, net was $402.7 million during the first 28 weeks of fiscal 2019 compared to $449.5 million during the first 28 weeks of fiscal 2018. The decrease in interest expense is primarily attributable to lower average outstanding borrowings and lower average interest rates, partially offset by $33.0 million of deferred financing costs and original issue discount that was expensed in connection with the Term Loan Repayment and Term Loan Refinancing during the second quarter of fiscal 2019. The weighted average interest rate during the first 28 weeks of fiscal 2019 was 6.4%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.5% during the first 28 weeks of fiscal 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment was $23.1 million during the second quarter of fiscal 2019 and $65.8 million during the first 28 weeks of fiscal 2019, compared to no loss on debt extinguishment during the second quarter of fiscal 2018 and first 28 weeks of fiscal 2019. The loss on debt extinguishment primarily consists of the write-off of debt discounts associated with the tender offer and repurchase of notes.
Other Expense (Income)

For the second quarter of fiscal 2019, Other expense was $5.1 million compared to Other income of $19.2 million for the second quarter of fiscal 2018. For the first 28 weeks of fiscal 2019, Other income was $6.0 million compared to Other income of $60.0 million for the first 28 weeks of fiscal 2018. Other expense (income) during the second quarter of fiscal 2019 and the first 28 weeks of fiscal 2019 is primarily driven by non-service cost components of net pension and post-retirement expense and unrealized gains and losses from non-operating investments. Other income during both the second quarter of fiscal 2018 and the first 28 weeks of fiscal 2018 is primarily driven by realized gains from the sale of non-operating investments and non-service cost components of net pension and post-retirement expense.

Income Taxes

Income tax expense was $81.9 million, representing a 21.7% effective tax rate for the second quarter of fiscal 2019. Income tax benefit was $11.9 million, representing a 26.8% effective tax rate for the second quarter of fiscal 2018. For the first 28 weeks of fiscal 2019, Income tax expense was $97.6 million, representing a 22.1% effective tax rate. Income tax benefit was $14.9 million, representing a 22.9% effective tax rate, for the first 28 weeks of fiscal 2018. Our effective tax rate for the second quarter of fiscal 2019 and first 28 weeks of fiscal 2019 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by income tax credits and charitable donation benefit.

Adjusted EBITDA and Free Cash Flow
For the second quarter of fiscal 2019, Adjusted EBITDA was $567.6 million, or 4.0% of Net sales and other revenue, compared to $548.6 million, or 3.9% of Net sales and other revenue, for the second quarter of fiscal 2018. For the first 28 weeks of fiscal 2019, Adjusted EBITDA was $1,444.4 million, or 4.4% of Net sales and other revenue, compared to $1,364.4 million, or 4.2% of Net sales and other revenue for the first 28 weeks of fiscal 2018. The increase in Adjusted EBITDA primarily reflects our identical sales increase, higher gross profit margin, due in part to higher fuel margin and continued improvements in shrink expense, partially offset by strategic investments in digital and technology initiatives, higher employee wage and benefit costs and incremental rent expense from sale-leaseback transactions.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Net income (loss)	$294.8	$(32.4)	$343.8	$(50.1)
Depreciation and amortization	381.7	402.6	897.6	939.2
Interest expense, net	177.5	194.9	402.7	449.5
Income tax expense (benefit)	81.9	(11.9)	97.6	(14.9)
EBITDA	935.9	553.2	1,741.7	1,323.7

Integration costs (1)	4.0	64.2	22.4	134.9
Acquisition-related costs (2)	3.5	44.4	11.2	57.5
Equity-based compensation expense	6.5	12.2	17.6	25.6
Loss on debt extinguishment	23.1	—	65.8	—
Gain on property dispositions and impairment losses, net	(435.5)	(135.8)	(464.0)	(175.8)
LIFO expense	5.8	3.4	16.3	12.9
Miscellaneous adjustments (3)	24.3	7.0	33.4	(14.4)
Adjusted EBITDA	$567.6	$548.6	$1,444.4	$1,364.4
(1) Related to activities to integrate acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation in fiscal 2018) and expenses related to management fees paid in connection with acquisition and financing activities.
(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Non-cash lease-related adjustments	$4.4	$(1.3)	$6.3	$(5.5)
Lease and lease-related costs for surplus and closed stores	5.2	9.9	12.0	14.6
Net realized and unrealized loss (gain) on non-operating investments	10.8	(3.9)	7.5	(33.3)
Adjustments to contingent consideration	—	(9.1)	—	(10.0)
Certain legal and regulatory accruals and settlements, net	0.3	—	(1.9)	—
Other (a)	3.6	11.4	9.5	19.8
Total other adjustments	$24.3	$7.0	$33.4	$(14.4)
(a) Primarily includes adjustments for unconsolidated equity investments and costs related to transition services agreements.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	28 weeks ended
	September 7, 2019	September 8, 2018
Net cash provided by operating activities	$1,084.8	$1,191.3
Income tax expense (benefit)	97.6	(14.9)
Deferred income taxes	14.4	66.2
Interest expense, net	402.7	449.5
Operating lease right-of-use assets amortization	(288.4)	—
Changes in operating assets and liabilities	100.3	(517.6)
Amortization and write-off of deferred financing costs	(26.1)	(17.7)
Integration costs	22.4	134.9
Acquisition-related costs	11.2	57.5
Other adjustments	25.5	15.2
Adjusted EBITDA	1,444.4	1,364.4
Less: capital expenditures	(716.3)	(631.2)
Free Cash Flow	$728.1	$733.2

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 7, 2019	September 8, 2018
Cash and cash equivalents and restricted cash at end of period	$464.7	$1,669.8
Cash flows provided by operating activities	1,084.8	1,191.3
Cash flows provided by (used in) investing activities	307.7	(88.2)
Cash flows used in financing activities	(1,895.5)	(114.1)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $1,084.8 million for the first 28 weeks of fiscal 2019 compared to $1,191.3 million for the first 28 weeks of fiscal 2018. The reduction in cash flow from operations compared to the first 28 weeks of fiscal 2018 is due to changes in working capital, primarily related to accounts payable and inventory, partially offset by improvements in operating income, which includes the reduction in acquisition and integration costs. The year over year change in working capital was largely impacted by activities related to the store conversions that were ongoing during the first 28 weeks of fiscal 2018.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $307.7 million for the first 28 weeks of fiscal 2019 compared to net cash used in investing activities of $88.2 million for the first 28 weeks of fiscal 2018.
For the first 28 weeks of fiscal 2019, cash provided by investing activities consisted primarily of proceeds from the sale of assets of $1,029.5 million, partially offset by payments for property and equipment, including lease buyouts, of $716.3 million. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs during the second quarter of fiscal 2019. Payments for property and equipment included the opening of seven new stores, completion of 99 remodels and continued investment in our digital and eCommerce technology. For the first 28 weeks of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $631.2 million, partially offset by proceeds from the sale of assets of $509.4 million. Payments for property and equipment included the opening of three new stores, completion of 59 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets included the sale and leaseback of two distribution centers for approximately $290 million, net of closing costs during the second quarter of fiscal 2018.
In fiscal 2019, we expect to spend approximately $1.45 billion in capital expenditures, as follows (in millions):

Projected Fiscal 2019 Capital Expenditures
New stores and remodels	$600.0
Maintenance	200.0
Supply chain	100.0
IT	350.0
Real estate and expansion capital	200.0
Total	$1,450.0
Net Cash Used in Financing Activities
Net cash used in financing activities was $1,895.5 million during the first 28 weeks of fiscal 2019 compared to $114.1 million during the first 28 weeks of fiscal 2018.
Net cash used in financing activities during the first 28 weeks of fiscal 2019 consisted primarily of payments on long-term debt of $2,558.4 million, partially offset by proceeds from the issuance of long-term debt of $750.0 million. Payments on long-term debt principally consisted of the term loan repayment, tender offer and repurchase of notes, as further discussed below.
Net cash used in financing activities during the first 28 weeks of fiscal 2018 consisted primarily of payments on long-term debt of $780.1 million, partially offset by proceeds from the issuance of long-term debt of $750.0 million. Proceeds from the issuance of long-term debt and payments of long-term debt principally consisted of the issuance and subsequent redemption of floating rate senior secured notes as a result of the mutual termination of the Rite Aid Corporation merger agreement.
Debt Management
In our continued commitment to delever our balance sheet and improve financial flexibility, we have reduced our outstanding debt balance by more than $1.8 billion during fiscal 2019 to date. As of September 7, 2019, we had no borrowings outstanding under our $4.0 billion asset-based revolving credit facility, and total availability of approximately $3.3 billion (net of letter of credit usage).
On August 15, 2019, we repaid approximately $1,571 million in aggregate principal amount outstanding under our term loan facilities, along with accrued and unpaid interest and fees and expenses, using cash on hand and proceeds from the issuance of the 2028 Notes (as described below). Contemporaneously with the term loan repayment, we refinanced the remaining amounts outstanding with new term loan tranches. The new tranches consist of $3.1 billion in aggregate principal, of which $1,500.0 million matures on November 17, 2025 and $1,600.0 million matures on August 17, 2026. The new loans amortize, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount. The new loans bear interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 1.75% or (b) LIBOR plus 2.75%, subject to a 0.75% floor.
Also on August 15, 2019, we completed the sale of $750.0 million of principal amount of 5.875% Senior Unsecured Notes which will mature on February 15, 2028 (the "2028 Notes"). Proceeds from the 2028 Notes were used to partially fund the term loan repayment discussed above.

On May 24, 2019, we completed a cash tender offer and early redemption of $34.1 million of Safeway notes and $402.9 million of NALP Notes for an aggregate of $415.3 million in cash plus accrued and unpaid interest. During the first 28 weeks of fiscal 2019, we also repurchased NALP Notes on the open market with an aggregate par value of $553.9 million for $547.5 million in cash plus accrued and unpaid interest.

During the second quarter of fiscal 2019, we completed the sale and leaseback of 53 store properties and one distribution center, through three separate transactions, for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale and leaseback transactions, we entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties are approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale-leaseback and operating lease accounting, and we recorded total gains of $463.6 million. We also recorded operating lease ROU assets and corresponding operating lease liabilities of $602.5 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter ended September 7, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

4.1(a) Indenture, dated as of August 15, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson’s LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.

10.2(b) Amendment No. 8, dated as of August 15, 2019, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015, among Albertsons Companies, Inc., Albertson's LLC, the co-borrowers party thereto, the guarantors party thereto, the parties thereto from time to time as lenders and Credit Suisse AG, Cayman Islands Branch, in its capacity as administrative agent and collateral agent.

10.3(c) Separation Agreement, dated as of August 21, 2019, by and between Albertsons Companies, Inc. and Shane Sampson.

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH - Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB - Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT 104 - Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a) Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2019 and incorporated herein by reference.
(b) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2019 and incorporated herein by reference.
(c) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 22, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	October 16, 2019	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 16, 2019	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)