Form 10-Q
period 2019-11-30
Albertsons Companies, Inc.
filed 2020-01-08
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 8, 2020, the registrant had 279,597,312 shares of common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	November 30, 2019	February 23, 2019
ASSETS
Current assets
Cash and cash equivalents	$406.4	$926.1
Receivables, net	501.2	586.2
Inventories, net	4,624.2	4,332.8
Other current assets	447.8	404.9
Total current assets	5,979.6	6,250.0

Property and equipment, net	9,222.0	9,861.3
Operating lease right-of-use assets	5,836.1	—
Intangible assets, net	2,123.9	2,834.5
Goodwill	1,183.3	1,183.3
Other assets	646.7	647.5
TOTAL ASSETS	$24,991.6	$20,776.6

LIABILITIES
Current liabilities
Accounts payable	$3,183.2	$2,918.7
Accrued salaries and wages	1,099.9	1,054.7
Current maturities of long-term debt and finance lease obligations	133.3	148.8
Current maturities of operating lease obligations	549.7	—
Other current liabilities	1,006.1	1,030.5
Total current liabilities	5,972.2	5,152.7

Long-term debt and finance lease obligations	8,615.9	10,437.6
Long-term operating lease obligations	5,430.5	—
Deferred income taxes	711.3	561.4
Other long-term liabilities	1,851.1	3,174.2

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of November 30, 2019 and February 23, 2019, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized and 279,597,312 shares issued and outstanding as of November 30, 2019, and 1,000,000,000 shares authorized and 277,882,010 shares issued and outstanding as of February 23, 2019	2.8	2.8
Additional paid-in capital	1,823.5	1,814.2
Treasury stock, at cost, 1,772,018 shares held as of November 30, 2019 and February 23, 2019, respectively	(25.8)	(25.8)
Accumulated other comprehensive income	85.6	91.3
Retained earnings (accumulated deficit)	524.5	(431.8)
Total stockholders' equity	2,410.6	1,450.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,991.6	$20,776.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)
(unaudited)

	12 weeks ended		40 weeks ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net sales and other revenue	$14,103.2	$13,840.4	$47,018.3	$46,517.9
Cost of sales	10,108.1	9,988.0	33,842.1	33,682.0
Gross profit	3,995.1	3,852.4	13,176.2	12,835.9

Selling and administrative expenses	3,807.2	3,665.9	12,548.4	12,500.7
(Gain) loss on property dispositions and impairment losses, net	(18.7)	12.1	(482.7)	(163.7)
Operating income	206.6	174.4	1,110.5	498.9

Interest expense, net	154.8	213.0	557.5	662.5
Loss on debt extinguishment	—	9.5	65.8	9.5
Other income, net	(15.9)	(28.3)	(21.9)	(88.3)
Income (loss) before income taxes	67.7	(19.8)	509.1	(84.8)

Income tax expense (benefit)	12.9	(65.4)	110.5	(80.3)
Net income (loss)	$54.8	$45.6	$398.6	$(4.5)

Other comprehensive income (loss), net of tax
Gain (loss) on interest rate swaps	5.0	0.9	(33.3)	4.3
Recognition of pension gain (loss)	0.7	(0.5)	24.8	(1.6)
Other	(0.2)	(0.5)	2.8	(1.7)
Other comprehensive income (loss)	$5.5	$(0.1)	$(5.7)	$1.0

Comprehensive income (loss)	$60.3	$45.5	$392.9	$(3.5)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	November 30, 2019	December 1, 2018
Cash flows from operating activities:
Net income (loss)	$398.6	$(4.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(482.7)	(163.7)
Depreciation and amortization	1,281.9	1,340.8
Operating lease right-of-use assets amortization	418.3	—
LIFO expense	18.9	15.7
Deferred income tax	(40.6)	(135.2)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(16.2)	(178.2)
Amortization and write-off of deferred financing costs	35.4	38.3
Loss on debt extinguishment	65.8	9.5
Equity-based compensation expense	24.8	35.5
Other	8.9	(35.9)
Changes in operating assets and liabilities:
Receivables, net	84.9	47.1
Inventories, net	(310.4)	(234.0)
Accounts payable, accrued salaries and wages and other accrued liabilities	322.4	347.4
Operating lease liabilities	(385.5)	—
Other operating assets and liabilities	(37.5)	(13.7)
Net cash provided by operating activities	1,387.0	1,069.1

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,083.7)	(916.9)
Proceeds from sale of assets	1,061.0	529.3
Other	(2.7)	27.0
Net cash used in investing activities	(25.4)	(360.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,518.0	1,365.8
Payments on long-term borrowings	(3,300.8)	(2,113.8)
Payments of obligations under finance leases	(78.3)	(74.5)
Payments for debt financing costs	(25.5)	(18.6)
Purchase of treasury stock, at cost	—	(25.8)
Other	(26.1)	(36.3)
Net cash used in financing activities	(1,912.7)	(903.2)

Net decrease in cash and cash equivalents and restricted cash	(551.1)	(194.7)
Cash and cash equivalents and restricted cash at beginning of period	967.7	680.8
Cash and cash equivalents and restricted cash at end of period	$416.6	$486.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Common Stock		Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance as of February 23, 2019	277,882,010	$2.8	$1,814.2	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	277,882,010	2.8	1,813.1	(25.8)	89.4	174.9	2,054.4
Equity-based compensation	—	—	6.5	—	—	—	6.5
Employee tax withholding on vesting of phantom units	—	—	(0.9)	—	—	—	(0.9)
Net income	—	—	—	—	—	294.8	294.8
Other comprehensive loss, net of tax	—	—	—	—	(9.3)	—	(9.3)
Balance as of September 7, 2019	277,882,010	2.8	1,818.7	(25.8)	80.1	469.7	2,345.5
Issuance of common stock to Company's parents	1,715,302	—	—	—	—	—	—
Equity-based compensation	—	—	7.2	—	—	—	7.2
Employee tax withholding on vesting of phantom units	—	—	(1.7)	—	—	—	(1.7)
Net income	—	—	—	—	—	54.8	54.8
Other comprehensive loss, net of tax	—	—	—	—	5.5	—	5.5
Other activity	—	—	(0.7)	—	—	—	(0.7)
Balance as of November 30, 2019	279,597,312	$2.8	$1,823.5	$(25.8)	$85.6	$524.5	$2,410.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Common Stock		Additional paid in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance as of February 24, 2018	279,654,028	$2.8	$1,773.3	$—	$191.1	$(569.0)	$1,398.2
Equity-based compensation	—	—	13.4	—	—	—	13.4
Employee tax withholding on vesting of phantom units	—	—	(14.3)	—	—	—	(14.3)
Net loss	—	—	—	—	—	(17.7)	(17.7)
Other comprehensive income, net of tax	—	—	—	—	5.9	—	5.9
Other activity	—	—	—	—	—	5.8	5.8
Balance as of June 16, 2018	279,654,028	2.8	1,772.4	—	197.0	(580.9)	1,391.3
Equity-based compensation	—	—	12.2	—	—	—	12.2
Employee tax withholding on vesting of phantom units	—	—	(0.5)	—	—	—	(0.5)
Net loss	—	—	—	—	—	(32.4)	(32.4)
Other comprehensive loss, net of tax	—	—	—	—	(4.8)	—	(4.8)
Other activity	—	—	(3.2)	—	—	—	(3.2)
Balance as of September 8, 2018	279,654,028	2.8	1,780.9	—	192.2	(613.3)	1,362.6
Equity-based compensation	—	—	9.9	—	—	—	9.9
Employee tax withholding on vesting of phantom units	—	—	(0.5)	—	—	—	(0.5)
Treasury stock purchases, at cost	(1,772,018)	—	—	(25.8)	—	—	(25.8)
Net loss	—	—	—	—	—	45.6	45.6
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Other activity	—	—	(1.6)	—	—	—	(1.6)
Balance as of December 1, 2018	277,882,010	$2.8	$1,788.7	$(25.8)	$192.1	$(567.7)	$1,390.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 23, 2019 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 23, 2019, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended November 30, 2019 and December 1, 2018.
Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically the reclassification of gains and losses from property dispositions and impairment losses from Selling and administrative expenses to (Gain) loss on property dispositions and impairment losses, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $10.2 million and $41.6 million of restricted cash as of November 30, 2019 and February 23, 2019, respectively.
Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $2.6 million and $2.8 million for the 12 weeks ended November 30, 2019 and December 1, 2018, respectively, and $18.9 million and $15.7 million for the 40 weeks ended November 30, 2019 and December 1, 2018, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan, an equity-based incentive plan, which provides for grants of phantom units ("Phantom Units") to certain employees, directors and consultants. Each Phantom Unit provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"), that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

Equity-based compensation expense recognized by the Company related to Phantom Units was $6.3 million and $9.9 million for the 12 weeks ended November 30, 2019 and December 1, 2018, respectively. For the 40 weeks ended November 30, 2019 and December 1, 2018, equity-based compensation expense recognized by the Company related to Phantom Units was $21.8 million and $35.5 million, respectively. The Company recorded an income tax benefit related to Phantom Units of $1.6 million and $2.7 million for the 12 weeks ended November 30, 2019 and December 1, 2018, respectively. For the 40 weeks ended November 30, 2019 and December 1, 2018, the Company recorded an income tax benefit related to Phantom Units of $5.7 million and $9.6 million, respectively. As of November 30, 2019, there was $35.4 million of unrecognized costs related to 1.3 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 1.9 years.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests generally vest over five years, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. The fair value of the equity interests is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. The fair value of the equity interests deemed granted was approximately $10.8 million, which excludes approximately 40% of the equity units that vest based upon the achievement of future fiscal year annual performance targets that will only be deemed granted for accounting purposes upon the establishment of such respective future fiscal year annual performance targets. For the 12 and 40 weeks ended November 30, 2019, equity-based compensation expense recognized by the Company related to these equity interests was $0.9 million and $3.0 million, respectively. As of November 30, 2019, there was $7.8 million of unrecognized costs related to the equity interests deemed granted. That cost is expected to be recognized over a weighted average period of 4.0 years.

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

Income taxes: Income tax expense was $12.9 million, representing a 19.1% effective tax rate, for the 12 weeks ended November 30, 2019. Income tax expense was $110.5 million, representing a 21.7% effective tax rate, for the 40 weeks ended November 30, 2019. The Company's effective tax rate for the 12 and 40 weeks ended November 30, 2019 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by income tax credits and charitable donation benefit. Income tax benefit was $65.4 million and $80.3 million for the 12 and 40 weeks ended December 1, 2018, respectively. The tax benefit in fiscal 2018 was primarily driven by the Company's provisional SAB 118 adjustment of $60.3 million, primarily to account for refinement of the transition tax, and the remeasurement of deferred taxes.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $225.1 million and $252.2 million as of November 30, 2019 and February 23, 2019, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery and Drive Up and Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of November 30, 2019 and February 23, 2019.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $57.6 million as of November 30, 2019 and $55.9 million as of February 23, 2019. Breakage amounts were immaterial for the 12 and 40 weeks ended November 30, 2019 and December 1, 2018, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				40 weeks ended
	November 30, 2019		December 1, 2018		November 30, 2019		December 1, 2018
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$6,168.2	43.7%	$6,032.9	43.6%	$20,362.4	43.3%	$20,186.0	43.4%
Perishables (3)	5,691.5	40.4	5,596.5	40.5	19,347.7	41.1	19,099.1	41.0
Pharmacy	1,228.5	8.7	1,194.5	8.6	3,958.2	8.4	3,847.0	8.3
Fuel	794.3	5.6	831.3	6.0	2,664.0	5.7	2,785.4	6.0
Other (4)	220.7	1.6	185.2	1.3	686.0	1.5	600.4	1.3
Net sales and other revenue	$14,103.2	100.0%	$13,840.4	100.0%	$47,018.3	100.0%	$46,517.9	100.0%

(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

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

The adoption of the standard resulted in the recognition of an operating lease ROU asset of $5.3 billion and an operating lease liability of $5.4 billion. Included in the measurement of the new operating lease ROU asset is the reclassification of certain balances, including those historically recorded as lease exit cost liabilities, deferred rent and favorable and unfavorable lease interests. The adoption also resulted in a cumulative effect transitional adjustment of $776.0 million ($574.6 million, net of tax) to retained earnings related to the elimination of $865.8 million deferred gains on sale leaseback transactions, partially offset by the recognition of $87.3 million in impairment losses on operating lease ROU assets and the removal of $17.2 million and $14.7 million, respectively, of assets and liabilities related to finance lease obligations under previously existing build-to-suit accounting arrangements. Several other immaterial reclassifications of historical asset and liability line items were also recorded in the Company's Condensed Consolidated Balance Sheets upon adoption.

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

NOTE 2 - FAIR VALUE MEASUREMENTS
The accounting guidance for fair value established a framework for measuring fair value and established a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels are defined as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of November 30, 2019 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$11.7	$9.2	$2.5	$—
Non-current investments (2)	86.9	31.3	55.6	—
Total	$98.6	$40.5	$58.1	$—

Liabilities:
Derivative contracts (3)	$56.7	$—	$56.7	$—
Total	$56.7	$—	$56.7	$—
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
The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of November 30, 2019, the fair value of total debt was $8,419.5 million compared to the carrying value of $8,188.0 million, excluding debt discounts and deferred financing costs. As of February 23, 2019, the fair value of total debt was $9,801.2 million compared to the carrying value of $10,086.3 million, excluding debt discounts and deferred financing costs.

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

During the second quarter of fiscal 2019, due to continued under performance of the Plated meal kit subscription and delivery operations, the Company recognized an impairment loss of $38.6 million to reduce the related asset group to its fair value. The impairment loss is included as a component of (Gain) loss on property dispositions and impairment losses, net. The impairment loss primarily relates to the Plated tradename, and to a lesser extent, certain other Plated intangible assets, leasehold interests and equipment. The fair value was determined using an income approach which included a relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rate, royalty rate, discount rate and estimated tax rate.

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
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as Cash Flow Hedges of forecasted interest payments, the Company reports the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other income in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019, 2021 and 2023 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of November 30, 2019 and February 23, 2019 were $2,716.2 million and $2,123.2 million, of which $2,716.2 million and $2,065.2 million are designated as Cash Flow Hedges, respectively, as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan's maturity. In connection with the Term Loan Refinancing (as defined in Note 4 - Long-term debt and finance lease obligations), the Company de-designated and re-designated a certain Cash Flow Hedge, resulting in an immaterial amount remaining in Accumulated other comprehensive income. Following the Term B-7 Loan Repayment (as defined in Note 4), the Company's aggregate notional amount of swaps was temporarily higher than the amount of variable rate debt outstanding. This temporary notional shortfall, which lasted through January 1, 2020, did not impact the Company's designation of the swaps as Cash Flow Hedges as defined by GAAP.

As of November 30, 2019 and February 23, 2019, the fair value of the cash flow interest rate swap liability was $56.6 million and $21.6 million respectively, and was recorded in Other current liabilities.

Activity related to the Company's derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended November 30, 2019	12 weeks ended December 1, 2018	Location of income recognized from derivatives
Designated interest rate swaps	$5.0	$0.9	Other comprehensive income (loss), net of tax

	Amount of (loss) income recognized from derivatives
Derivatives designated as hedging instruments	40 weeks ended November 30, 2019	40 weeks ended December 1, 2018	Location of (loss) income recognized from derivatives
Designated interest rate swaps	$(33.3)	$4.3	Other comprehensive income (loss), net of tax

Activity related to the Company's derivative instruments not designated as hedging instruments was immaterial during the 12 and 40 weeks ended November 30, 2019 and December 1, 2018, respectively.

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
The Company's long-term debt as of November 30, 2019 and February 23, 2019, net of unamortized debt discounts of $78.3 million and $197.0 million, respectively, and deferred financing costs of $62.8 million and $65.2 million, respectively, consisted of the following (in millions):

	November 30, 2019	February 23, 2019
Albertsons Term Loans due 2025 to 2026, interest rate range of 4.45% to 5.69%	$2,311.5	$4,610.7
Senior Unsecured Notes due 2024, 2025, 2026, 2027 and 2028, interest rate of 6.625%, 5.750%, 7.5%, 4.625% and 5.875%, respectively	4,554.3	3,071.6
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	465.5	1,322.3
Safeway Inc. Notes due 2020 to 2031, interest rate range of 3.95% to 7.45%	641.9	675.3
ABL Facility, average interest rate of 5.0%	18.0	—
Other Notes Payable, unsecured	37.3	125.4
Mortgage Notes Payable, secured	18.4	18.8
Finance lease obligations (see Note 5)	702.3	762.3
Total debt	8,749.2	10,586.4
Less current maturities	(133.3)	(148.8)
Long-term portion	$8,615.9	$10,437.6

The Company's term loans (the "Albertsons Term Loans"), asset-based loan facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the

ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the 40 weeks ended November 30, 2019.
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
On November 22, 2019, the Company repaid $742.5 million of aggregate principal amount outstanding under its term loan facility which was to mature on November 17, 2025, along with accrued and unpaid interest and fees and expenses, with the proceeds from the issuance of the 2027 Notes (as defined below) (such repayment, the "Term B-7 Loan Repayment"). In connection with the Term B-7 Loan Repayment, the Company expensed $5.1 million of previously deferred financing costs and $14.3 million of original issue discount. The amounts expensed were included as a component of Interest expense, net.
Senior Unsecured Notes
On August 15, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million of principal amount of 5.875% Senior Unsecured Notes which will mature on February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The 2028 Notes have not been and will not be registered with the Securities and Exchange Commission (the "SEC"). The 2028 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2028 Notes were used to partially fund the Term Loan Repayment.
On November 22, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million of principal amount of 4.625% Senior Unsecured Notes which will mature on January 15, 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2020. The 2027 Notes have not been and will not be registered with the SEC. The 2027 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2027 Notes were used to fund the Term B-7 Loan Repayment.
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
During the 40 weeks ended November 30, 2019, the Company repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million plus accrued and unpaid interest of $11.3 million (the "NALP Notes Repurchase"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Repurchase of $46.2 million.
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
ABL Facility

As of November 30, 2019, there was $18.0 million outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $459.8 million. There were no amounts outstanding under the Company's ABL Facility as of February 23, 2019, and letters of credit issued under the LOC sub-facility were $520.8 million.

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

The components of total lease cost, net consisted of the following (in millions):

	Classification	12 weeks ended November 30, 2019	40 weeks ended November 30, 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$233.1	$748.1
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	20.6	70.1
Interest on lease liabilities	Interest expense, net	18.2	62.2
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	90.0	299.3
Sublease income	Net sales and other revenue	(26.5)	(83.6)
Total lease cost, net		$335.4	$1,096.1

(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of November 30, 2019 consisted of the following (in millions):

	Classification	November 30, 2019
Assets
Operating	Operating lease right-of-use assets	$5,836.1
Finance	Property and equipment, net	458.8
Total lease assets		$6,294.9
Liabilities
Current
Operating	Current maturities of operating lease obligations	$549.7
Finance	Current maturities of long-term debt and finance lease obligations	101.1
Long-term
Operating	Long-term operating lease obligations	5,430.5
Finance	Long-term debt and finance lease obligations	601.2
Total lease liabilities		$6,682.5

The following table presents cash flow information and the weighted average lease term and discount rate for leases (dollars in millions):

40 weeks ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	700.2
Operating cash flows from finance leases	62.2
Financing cash flows from finance leases	78.3
ROU assets obtained in exchange for operating lease obligations	999.8
ROU assets obtained in exchange for finance lease obligations	—
Weighted average remaining lease term - operating leases (in years)	12.2
Weighted average remaining lease term - finance leases (in years)	9.1
Weighted average discount rate - operating leases	7.1%
Weighted average discount rate - finance leases	13.7%

Future minimum lease payments for operating and finance lease obligations as of November 30, 2019 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
Remainder of 2019	$224.0	$39.8
2020	947.0	147.6
2021	897.5	137.1
2022	838.4	125.8
2023	767.1	116.2
Thereafter	5,537.1	519.7
Total future minimum obligations	9,211.1	1,086.2
Less interest	(3,230.9)	(383.9)
Present value of net future minimum lease obligations	5,980.2	702.3
Less current portion	(549.7)	(101.1)
Long-term obligations	$5,430.5	$601.2

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

The Company subleases certain properties to third parties. Future minimum sublease income under these non-cancelable operating leases as of November 30, 2019 was $339.8 million.
Sale Leaseback Transactions

During the second quarter of fiscal 2019, the Company, through three separate transactions, completed the sale and leaseback of 53 store properties and one distribution center for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale and leaseback transactions, the Company entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties is approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale leaseback and operating lease accounting, and the Company recorded total gains of $463.6 million, which is included as a component of (Gain) loss on property dispositions and impairment losses, net. The Company also recorded operating lease ROU assets and corresponding operating lease liabilities of $602.5 million.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Estimated return on plan assets	$(25.4)	$(26.0)	$—	$—
Service cost	3.4	12.1	0.1	0.3
Interest cost	18.6	19.8	0.1	0.1
Amortization of prior service cost	0.1	—	0.8	0.8
Amortization of net actuarial loss (gain)	0.1	(1.4)	—	(0.1)
(Income) expense, net	$(3.2)	$4.5	$1.0	$1.1

	40 weeks ended
	Pension		Other post-retirement benefits
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Estimated return on plan assets	$(84.6)	$(86.6)	$—	$—
Service cost	11.3	40.3	0.4	0.8
Interest cost	62.0	66.0	0.5	0.4
Amortization of prior service cost	0.3	—	2.8	2.8
Amortization of net actuarial loss (gain)	0.4	(4.8)	(0.3)	(0.2)
(Income) expense, net	$(10.6)	$14.9	$3.4	$3.8

The Company contributed $2.0 million and $9.0 million to its defined benefit pension plans and post-retirement benefit plans during the 12 and 40 weeks ended November 30, 2019, respectively. For the 12 and 40 weeks ended December 1, 2018, the Company contributed $186.4 million and $196.9 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $3.4 million to these plans for the remainder of fiscal 2019.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $12.7 million and $11.7 million for the 12 weeks ended November 30, 2019 and December 1, 2018, respectively. For the 40 weeks ended November 30, 2019 and December 1, 2018, total contributions expensed were $45.3 million and $32.2 million, respectively.
Multiemployer Pension Plans

The Company is the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") which is currently projected by FELRA to become insolvent in the first quarter of 2021. The Company continues to fund all of its required contributions to FELRA. In October 2019, the Company's collective bargaining agreements with the two local unions, pursuant to which the Company contributes to FELRA, expired. The Company and the two local unions with whom the Company is negotiating agreed to extend the terms and conditions of the expired collective bargaining agreements on a temporary basis as negotiations continue. All pension provisions, including the funding, are subject to on-going collective bargaining negotiations with the local unions. The Company, along with the largest contributing employer and local unions, have had discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding various issues concerning FELRA that may affect FELRA's solvency. Depending on the outcome of the on-going collective bargaining and discussions with the PBGC, the Company may agree, or be required, to make certain payments arising from the Company's participation in FELRA. Several different potential outcomes could result, all of which are uncertain and dependent on unknown future events which cannot be reasonably predicted but the potential final outcome of the matter could have a material impact on the Company’s financial position and results of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $95.2 million as of November 30, 2019 and $143.0 million as of February 23, 2019.

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

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the court along with a motion for preliminary approval of the settlement

A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The parties are awaiting a ruling from the Court. The Company has recorded an estimated liability for these matters.

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relator's motion for partial summary judgment, holding that price matched prices are the usual and customary prices for those drugs. Additional summary judgment motions by both parties are pending. Trial will be set after the Court rules on the pending summary judgment motions. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway Inc. overcharged government healthcare programs by not providing the government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy discount programs. On August 26, 2015, the underlying complaint was unsealed. Trial is set for May 12, 2020. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

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

Alaska Attorney General's Investigation: On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska's Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The Company responded to the subpoena on July 30, 2018 and has not received any further communication from the Alaska Attorney General. The Company does not currently have a basis to believe it has violated Alaska's Unfair Trade Practices and Consumer Act, however, at this time, the Company is unable to determine the probability of the outcome of this matter or estimate a range of reasonably possible loss, if any.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 70 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. In two matters--MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation and State of New Mexico v. Purdue Pharma L.P., et al.--the Company filed motions to dismiss, which were denied, and the Company has now answered the Complaints. The MDL cases are stayed pending bellwether trials, and the only active matter is the New Mexico action where a September 2021 trial date has been set. The Company is vigorously defending these matters and believes that these cases are without merit. At this early stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

California Air Resources Board: Upon the inspection by the California Air Resources Board ("CARB") of several of the Company's stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California. In connection with this evaluation, the Company retained a third party to conduct an audit and correct deficiencies identified across its California store base. The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. Although no monetary amount has been assessed by CARB, the Company could be subject to certain fines and penalties. Given its preliminary nature, the Company is unable to determine the probability of the outcome of this matter or estimate the range of reasonably possible loss, if any

FACTA: On May 31, 2019, a putative class action complaint entitled Miller v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. The Company has answered the Complaint and is vigorously defending the matter. The Company believes that the case is without merit; however, at this early stage in the proceedings, the Company continues to assess the probability of the outcome or the range of reasonably possible loss, if any.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended November 30, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change (1)	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(31.8)	(44.9)	10.1	3.0
Amounts reclassified from accumulated other comprehensive income	1.5	(1.7)	3.2	—
Tax benefit (expense)	8.0	12.1	(3.4)	(0.7)
Current-period other comprehensive (loss) income, net of tax	(5.7)	(33.3)	24.8	2.8
Ending balance	$85.6	$(29.9)	$113.6	$1.9

(1) Related to the adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 1 for additional details).

	40 weeks ended December 1, 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$191.1	$18.9	$171.9	$0.3
Other comprehensive income (loss) before reclassifications	3.8	5.5	—	(1.7)
Amounts reclassified from accumulated other comprehensive income	(2.5)	0.4	(2.2)	(0.7)
Tax (expense) benefit	(0.3)	(1.6)	0.6	0.7
Current-period other comprehensive income (loss), net of tax	1.0	4.3	(1.6)	(1.7)
Ending balance	$192.1	$23.2	$170.3	$(1.4)

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

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing performance. We define Adjusted Free Cash Flow as Adjusted EBITDA less capital expenditures. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA and Adjusted Free Cash Flow.

EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

OVERVIEW
As of November 30, 2019, we operated 2,260 retail food and drug stores with 1,732 pharmacies, 402 associated fuel centers, 23 dedicated distribution centers and 20 manufacturing facilities. In addition to our retail footprint, we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales and "Drive Up and Go" curbside pickup.
The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Stores, beginning of period	2,262	2,291	2,269	2,318
Opened	5	—	12	3
Closed	(7)	(14)	(21)	(44)
Stores, end of period	2,260	2,277	2,260	2,277
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Less than 30,000	204	208	9.0%	9.1%	4.7	4.8
30,000 to 50,000	787	795	34.8%	34.9%	33.0	33.4
More than 50,000	1,269	1,274	56.2%	56.0%	75.0	75.2
Total Stores	2,260	2,277	100.0%	100.0%	112.7	113.4
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of 12 and 40 weeks ended November 30, 2019 to 12 and 40 weeks ended December 1, 2018:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended November 30, 2019 ("third quarter of fiscal 2019" and "first 40 weeks of fiscal 2019") and 12 and 40 weeks ended December 1, 2018 ("third quarter of fiscal 2018" and "first 40 weeks of fiscal 2018").

	12 weeks ended
	November 30, 2019	% of Sales	December 1, 2018	% of Sales
Net sales and other revenue	$14,103.2	100.0%	$13,840.4	100.0%
Cost of sales	10,108.1	71.7	9,988.0	72.2
Gross profit	3,995.1	28.3	3,852.4	27.8
Selling and administrative expenses	3,807.2	27.0	3,665.9	26.5
(Gain) loss on property dispositions and impairment losses, net	(18.7)	(0.1)	12.1	0.1
Operating income	206.6	1.4	174.4	1.2
Interest expense, net	154.8	1.1	213.0	1.5
Loss on debt extinguishment	—	—	9.5	0.1
Other income, net	(15.9)	(0.1)	(28.3)	(0.2)
Income (loss) before income taxes	67.7	0.4	(19.8)	(0.2)
Income tax expense (benefit)	12.9	0.1	(65.4)	(0.5)
Net income	$54.8	0.3%	$45.6	0.3%

	40 weeks ended
	November 30, 2019	% of Sales	December 1, 2018	% of Sales
Net sales and other revenue	$47,018.3	100.0%	$46,517.9	100.0%
Cost of sales	33,842.1	72.0	33,682.0	72.4
Gross profit	13,176.2	28.0	12,835.9	27.6
Selling and administrative expenses	12,548.4	26.7	12,500.7	26.9
Gain on property dispositions and impairment losses, net	(482.7)	(1.0)	(163.7)	(0.4)
Operating income	1,110.5	2.3	498.9	1.1
Interest expense, net	557.5	1.2	662.5	1.5
Loss on debt extinguishment	65.8	0.1	9.5	—
Other income, net	(21.9)	—	(88.3)	(0.2)
Income (loss) before income taxes	509.1	1.0	(84.8)	(0.2)
Income tax expense (benefit)	110.5	0.2	(80.3)	(0.2)
Net income (loss)	$398.6	0.8%	$(4.5)	—%
Net Sales and Other Revenue
Net sales and other revenue increased 1.9% to $14,103.2 million for the third quarter of fiscal 2019 from $13,840.4 million for the third quarter of fiscal 2018. The increase in Net sales and other revenue was primarily driven by our 2.7% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the third quarter of fiscal 2018 and lower fuel sales.
Net sales and other revenue increased 1.1% to $47,018.3 million for the first 40 weeks of fiscal 2019 from $46,517.9 million for the first 40 weeks of fiscal 2018. The increase in Net sales and other revenue was primarily driven by our

2.1% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the third quarter of fiscal 2018 and lower fuel sales.
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended November 30, 2019 and the 12 and 40 weeks ended December 1, 2018, respectively, were:

	12 weeks ended		40 weeks ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Identical sales, excluding fuel	2.7%	1.9%	2.1%	0.9%

Our identical sales for the 12 and 40 weeks ended November 30, 2019 benefited from growth in our online home delivery and Drive Up and Go sales and Own Brands sales.
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
Gross profit margin increased to 28.3% during the third quarter of fiscal 2019 compared to 27.8% during the third quarter of fiscal 2018. Excluding the impact of fuel, gross profit margin increased 40 basis points compared to the third quarter of fiscal 2018. The increase in gross profit margin was driven by improved product mix, including increased penetration in Own Brands and natural and organic products, improved shrink expense and lower depreciation expense, partially offset by higher rent expense related to sale leaseback transactions.

Third quarter of fiscal 2019 vs. Third quarter of fiscal 2018	Basis point increase (decrease)
Product mix, including increased penetration in Own Brands and natural and organic products	30
Lower shrink expense	16
Lower depreciation expense	7
Higher rent expense	(10)
Other	(3)
Total	40
Gross profit margin increased to 28.0% during the first 40 weeks of fiscal 2019 compared to 27.6% during the first 40 weeks of fiscal 2018. Excluding the impact of fuel, gross profit margin increased 30 basis points compared to the first 40 weeks of fiscal 2018. The increase in gross profit margin was driven by improved shrink expense, improved product mix, including increased penetration in Own Brands and natural and organic products, and lower depreciation expense, partially offset by continued reimbursement rate pressures in pharmacy and higher rent expense related to sale leaseback transactions.

First 40 weeks of fiscal 2019 vs. First 40 weeks of fiscal 2018	Basis point increase (decrease)
Lower shrink expense	22
Product mix, including increased penetration in Own Brands and natural and organic products	13
Lower depreciation expense	9
Pharmacy reimbursement rate pressure	(14)
Higher rent expense	(10)
Other	10
Total	30
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses increased to 27.0% of Net sales and other revenue during the third quarter of fiscal 2019 compared to 26.5% of Net sales and other revenue for the third quarter of fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 40 basis points during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The increase in Selling and administrative expenses was primarily attributable to increased rent expense and occupancy costs related to store properties and investments in strategic initiatives, partially offset by lower depreciation and amortization expense and lower integration and acquisition-related costs.

Third quarter of fiscal 2019 vs. Third quarter of fiscal 2018	Basis point increase (decrease)
Rent expense and occupancy costs	31
Investments in strategic initiatives	13
Depreciation and amortization	(13)
Lower integration and acquisition-related costs	(5)
Other	14
Total	40
Selling and administrative expenses decreased to 26.7% of Net sales and other revenue during the first 40 weeks of fiscal 2019 compared to 26.9% of Net sales and other revenue for the first 40 weeks of fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 30 basis points during the first 40 weeks of fiscal 2019 compared to the first 40 weeks of fiscal 2018. The decrease in Selling and administrative expenses was primarily attributable to lower integration and acquisition-related costs and lower depreciation and amortization expense, partially offset by an increase in rent expense and occupancy costs related to store properties, investments in strategic initiatives and higher employee wage and benefit costs. Lower acquisition and integration costs were driven by the completion of the Safeway integration during the third quarter of fiscal 2018, resulting in no store conversions in the first 40 weeks of fiscal 2019 compared to 506 store conversions in the first 40 weeks of fiscal 2018. The integration costs in the first 40 weeks of fiscal 2019 were largely driven by the conversion of back-office related areas and a distribution center.

First 40 weeks of fiscal 2019 vs. First 40 weeks of fiscal 2018	Basis point increase (decrease)
Lower integration and acquisition-related costs	(37)
Depreciation and amortization	(9)
Rent expense and occupancy costs	13
Investments in strategic initiatives	9
Employee wage and benefit cost	7
Other	(13)
Total	(30)
Gain (Loss) on Property Dispositions and Impairment Losses, Net
For the third quarter of fiscal 2019, net gain on property dispositions and impairment losses was $18.7 million, primarily driven by $20.9 million of gains from the sale of assets, partially offset by $2.2 million of asset impairments. For the third quarter of fiscal 2018, net loss on property dispositions and impairment losses was $12.1 million, primarily driven by $30.0 million of asset impairments, partially offset by $18.0 million of gains from the sale of assets.
For the first 40 weeks of fiscal 2019, net gain on property dispositions and impairment losses was $482.7 million, primarily driven by $539.0 million of gains from the sale of assets including $463.6 million of gains related to sale leaseback transactions during the second quarter of fiscal 2019, partially offset by $56.3 million of asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations. For the first 40 weeks of fiscal 2018, net gain on property dispositions and impairment losses was $163.7 million, primarily driven by $216.0 million of gains related to the sale of various store properties and supply chain related assets, partially offset by $52.3 million of asset impairments primarily related to store properties and non-operating surplus assets.
Interest Expense, Net
Interest expense, net was $154.8 million during the third quarter of fiscal 2019 compared to $213.0 million during the third quarter of fiscal 2018. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the third quarter of fiscal 2019 was 6.3%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.5% during the third quarter of fiscal 2018.
Interest expense, net was $557.5 million during the first 40 weeks of fiscal 2019 compared to $662.5 million during the first 40 weeks of fiscal 2018. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates, partially offset by an increase in previously deferred financing costs and original issue discounts that were expensed in connection with the term loan repayments and refinancing of our term loan. The weighted average interest rate during the first 40 weeks of fiscal 2019 was 6.4%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.6% during the first 40 weeks of fiscal 2018.
Loss on Debt Extinguishment
No loss on debt extinguishment was recorded during the third quarter of fiscal 2019, and $65.8 million of loss on debt extinguishment was recorded during the first 40 weeks of fiscal 2019. There was $9.5 million of loss on debt extinguishment during the third quarter of fiscal 2018 and first 40 weeks of fiscal 2018. The losses on debt extinguishment primarily consist of the write-off of debt discounts associated with the tender offer and various repurchases of notes.

Other Income, Net

For the third quarter of fiscal 2019, Other income, net was $15.9 million compared to $28.3 million for the third quarter of fiscal 2018. For the first 40 weeks of fiscal 2019, Other income, net was $21.9 million compared to $88.3 million for the first 40 weeks of fiscal 2018. Other income, net during both the third quarter of fiscal 2019 and the first 40 weeks of fiscal 2019 was primarily driven by non-service cost components of net pension and post-retirement expense and unrealized gains from non-operating investments. Other income, net during both the third quarter of fiscal 2018 and the first 40 weeks of fiscal 2018 is primarily driven by adjustments related to contingent consideration, gains related to non-operating investments, and non-service cost components of net pension and post-retirement expense.

Income Taxes

Income tax expense was $12.9 million, representing a 19.1% effective tax rate, for the third quarter of fiscal 2019. For the first 40 weeks of fiscal 2019, Income tax expense was $110.5 million, representing a 21.7% effective tax rate. Our effective tax rate for the third quarter of fiscal 2019 and first 40 weeks of fiscal 2019 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by income tax credits and charitable donation benefit. Income tax benefit was $65.4 million and $80.3 million for the third quarter of fiscal 2018 and the first 40 weeks of fiscal 2018, respectively. The tax benefit in fiscal 2018 was primarily driven by our provisional SAB 118 adjustment of $60.3 million, primarily to account for refinement of the transition tax, and the remeasurement of deferred taxes.

Adjusted EBITDA and Adjusted Free Cash Flow
For the third quarter of fiscal 2019, Adjusted EBITDA was $634.4 million, or 4.5% of Net sales and other revenue, compared to $649.7 million, or 4.7% of Net sales and other revenue, for the third quarter of fiscal 2018. For the first 40 weeks of fiscal 2019, Adjusted EBITDA was $2,078.8 million, or 4.4% of Net sales and other revenue, compared to $2,014.1 million, or 4.3% of Net sales and other revenue, for the first 40 weeks of fiscal 2018. The decrease in Adjusted EBITDA for the third quarter of fiscal 2019 primarily relates to incremental rent expense and occupancy costs from sale leaseback transactions and investments in strategic initiatives, including digital and technology, partially offset by our identical sales increase and continued improvements in shrink expense. The increase in Adjusted EBITDA for the first 40 weeks of fiscal 2019 primarily relates to our identical sales increase and higher gross profit margin, due in part to higher fuel margin, and continued improvements in shrink expense, partially offset by incremental rent expense and occupancy costs from sale leaseback transactions, higher employee wage and benefit costs and investments in strategic initiatives, including digital and technology.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	12 weeks ended		40 weeks ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net income (loss)	$54.8	$45.6	$398.6	$(4.5)
Depreciation and amortization	384.3	401.6	1,281.9	1,340.8
Interest expense, net	154.8	213.0	557.5	662.5
Income tax expense (benefit)	12.9	(65.4)	110.5	(80.3)
EBITDA	606.8	594.8	2,348.5	1,918.5

Integration costs (1)	14.0	29.5	36.4	164.4
Acquisition-related costs (2)	3.4	8.3	14.6	65.8
Equity-based compensation expense	7.2	9.9	24.8	35.5
Loss on debt extinguishment	—	9.5	65.8	9.5
(Gain) loss on property dispositions and impairment losses, net	(18.7)	12.1	(482.7)	(163.7)
LIFO expense	2.6	2.8	18.9	15.7
Miscellaneous adjustments (3)	19.1	(17.2)	52.5	(31.6)
Adjusted EBITDA	$634.4	$649.7	$2,078.8	$2,014.1
(1) Related to conversion activities and related costs associated with integrating acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation in fiscal 2018) and expenses related to management fees paid in connection with acquisition and financing activities.
(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Non-cash lease-related adjustments	$7.0	$(1.4)	$13.3	$(6.9)
Lease and lease-related costs for surplus and closed stores	4.5	2.4	16.5	16.9
Facility closure costs (a)	11.0	1.8	11.0	13.4
Net realized and unrealized (gain) loss on non-operating investments	(10.0)	7.4	(2.5)	(26.0)
Adjustments to contingent consideration	—	(29.4)	—	(39.4)
Certain legal and regulatory accruals and settlements, net	0.1	—	(1.8)	—
Other (b)	6.5	2.0	16.0	10.4
Total other adjustments	$19.1	$(17.2)	$52.5	$(31.6)
(a) Includes costs related to facility closures. Includes closure costs related to the discontinuation of our meal kit subscription delivery operations in the third quarter of fiscal 2019.
(b) Primarily includes adjustments for unconsolidated equity investments.

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow (in millions):

	40 weeks ended
	November 30, 2019	December 1, 2018
Net cash provided by operating activities	$1,387.0	$1,069.1
Income tax expense (benefit)	110.5	(80.3)
Deferred income taxes	40.6	135.2
Interest expense, net	557.5	662.5
Operating lease right-of-use assets amortization	(418.3)	—
Changes in operating assets and liabilities	326.1	(146.8)
Amortization and write-off of deferred financing costs	(35.4)	(38.3)
Contributions to pension and post-retirement benefit plans, net of expense	16.2	178.2
Integration costs	36.4	164.4
Acquisition-related costs	14.6	65.8
Other adjustments	43.6	4.3
Adjusted EBITDA	2,078.8	2,014.1
Less: capital expenditures	(1,083.7)	(916.9)
Adjusted Free Cash Flow	$995.1	$1,097.2

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	November 30, 2019	December 1, 2018
Cash and cash equivalents and restricted cash at end of period	$416.6	$486.1
Cash flows provided by operating activities	1,387.0	1,069.1
Cash flows used in investing activities	(25.4)	(360.6)
Cash flows used in financing activities	(1,912.7)	(903.2)

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $1,387.0 million for the first 40 weeks of fiscal 2019 compared to $1,069.1 million for the first 40 weeks of fiscal 2018. The increase in cash flow from operations compared to the first 40 weeks of fiscal 2018 is primarily due to improvements in Adjusted EBITDA, lower acquisition and integration costs, lower contributions to defined benefit pension plans and post-retirement benefit plans and a decrease in cash paid for interest, partially offset by changes in working capital and an increase in cash paid for income taxes primarily related to sale leaseback transactions.
Net Cash Used in Investing Activities
Net cash used in investing activities was $25.4 million for the first 40 weeks of fiscal 2019 compared to $360.6 million for the first 40 weeks of fiscal 2018.
For the first 40 weeks of fiscal 2019, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $1,083.7 million, partially offset by proceeds from the sale of assets of $1,061.0 million. Payments for property and equipment included the opening of 12 new stores, completion of 153 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs, during the second quarter of fiscal 2019 and certain other property dispositions during the first 40 weeks of fiscal 2019. For the first 40 weeks of fiscal 2018, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $916.9 million, partially offset by proceeds from the sale of assets of $529.3 million. Payments for property and equipment included the opening of three new stores, completion of 91 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets included the sale and leaseback of two distribution centers for approximately $290 million, net of closing costs, during the second quarter of fiscal 2018 and certain other property dispositions during the first 40 weeks of fiscal 2018.
In fiscal 2019, we expect to spend approximately $1.5 billion in capital expenditures, as follows (in millions):

Projected Fiscal 2019 Capital Expenditures
New stores and remodels	$625.0
Maintenance	200.0
Supply chain	100.0
IT	375.0
Real estate and expansion capital	200.0
Total	$1,500.0
Net Cash Used in Financing Activities
Net cash used in financing activities was $1,912.7 million during the first 40 weeks of fiscal 2019 compared to $903.2 million during the first 40 weeks of fiscal 2018.
Net cash used in financing activities during the first 40 weeks of fiscal 2019 consisted primarily of payments on long-term debt of $3,300.8 million, partially offset by proceeds from the issuance of long-term debt of $1,518.0 million. Payments on long-term debt principally consisted of the term loan repayments, tender offer and various repurchases of notes, as further discussed below.
Net cash used in financing activities during the first 40 weeks of fiscal 2018 consisted primarily of payments on long-term debt of $2,113.8 million, partially offset by proceeds from the issuance of long-term debt of $1,365.8 million. Proceeds from the issuance of long-term debt and payments of long-term debt principally consisted of the issuance and subsequent redemption of the $750 million floating rate senior secured notes as a result of the mutual termination of the Rite Aid Corporation merger agreement, borrowings under our ABL Facility and the repayment of term loans in connection with the refinancing and the repurchase of Safeway notes.
Debt Management
In our continued commitment to delever our balance sheet and improve financial flexibility, we have reduced our outstanding debt balance by more than $1.8 billion during fiscal 2019 to date. As of November 30, 2019, we had $18.0 million borrowings outstanding under our $4.0 billion ABL Facility, and total availability of approximately $3.5 billion (net of letter of credit usage).
On November 22, 2019, we completed the issuance of $750.0 million of principal amount of 4.625% Senior Unsecured Notes which will mature on January 15, 2027 (the "2027 Notes"). Also on November 22, 2019, we repaid approximately $743 million in aggregate principal amount outstanding under our term loan facilities which was to mature on November 17, 2025, along with accrued and unpaid interest and fees and expenses, with the proceeds from the issuance of the 2027 Notes.
On August 15, 2019, we repaid approximately $1,571 million in aggregate principal amount outstanding under our term loan facilities, along with accrued and unpaid interest and fees and expenses, using cash on hand and proceeds from the issuance of the 2028 Notes (as defined below). Contemporaneously with the term loan repayment, we refinanced the remaining amounts outstanding with new term loan tranches. The new tranches consist of $3.1 billion in aggregate principal, of which $1,500.0 million matures on November 17, 2025 and $1,600.0 million matures on August 17, 2026. The new loans amortize, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount. The new loans bear interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 1.75% or (b) LIBOR plus 2.75%, subject to a 0.75% floor.
Also on August 15, 2019, we completed the issuance of $750.0 million of principal amount of 5.875% Senior Unsecured Notes which will mature on February 15, 2028 (the "2028 Notes"). Proceeds from the 2028 Notes were used to partially fund the August 15, 2019 term loan repayment discussed above.
On May 24, 2019, we completed a cash tender offer and early redemption of $34.1 million of Safeway notes and $402.9 million of NALP Notes for an aggregate of $415.3 million in cash plus accrued and unpaid interest. During the first 40 weeks of fiscal 2019, we also repurchased NALP Notes on the open market with an aggregate par value of $553.9 million for $547.5 million in cash plus accrued and unpaid interest.

During the second quarter of fiscal 2019, we completed the sale and leaseback of 53 store properties and one distribution center, through three separate transactions, for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale and leaseback transactions, we entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties is approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale leaseback and operating lease accounting, and we recorded total gains of $463.6 million, which is included as a component of (Gain) loss on property dispositions and impairment losses, net. We also recorded operating lease ROU assets and corresponding operating lease liabilities of $602.5 million.
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2019, the Company issued 1,547,694 shares of common stock to Albertsons Investor and 167,608 shares of common stock to KIM ACI related to the settlement of Phantom Units upon vesting.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

4.1(a) Indenture, dated as of November 22, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson’s LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.

10.1(b) Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Robert Dimond.

10.2(b) Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Shane Sampson.

10.3(b) Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Anuj Dhanda.

10.4(b) Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Susan Morris.

10.5(b) Emeritus Agreement, dated December 16, 2019, by and between Albertsons Companies, Inc. and Robert G. Miller.

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

EXHIBIT 101.DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB - Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT 104 - Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a) Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 22, 2019 and incorporated herein by reference.
(b) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	January 8, 2020	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 8, 2020	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)