Form 10-K
period 2020-02-29
Albertsons Companies, Inc.
filed 2020-05-13
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020
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
Boise, Idaho, 83706
(Address of principal executive offices and zip code)

(208) 395-6200
(Registrant's telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 13, 2020, the registrant had 280,230,931 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Albertsons Companies, Inc. and Subsidiaries

As used in this Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries. Our last three fiscal years consisted of the 53 weeks ended February 29, 2020 ("fiscal 2019"), the 52 weeks ended February 23, 2019 ("fiscal 2018") and the 52 weeks ended February 24, 2018 ("fiscal 2017"). Our next four fiscal years consist of the 52 weeks ending February 27, 2021 ("fiscal 2020"), February 26, 2022 ("fiscal 2021"), February 25, 2023 ("fiscal 2022") and February 24, 2024 ("fiscal 2023").

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

Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. These risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include those related to the coronavirus (COVID-19) pandemic, about which there are still many unknowns, including the duration of the pandemic and the extent of its impact. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 1 - Business

Overview

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. We also manufacture and process some of the food for sale in our stores. We maintain a website (www.AlbertsonsCompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the Securities and Exchange Commission ("SEC").

Stores

As of February 29, 2020, we operated 2,252 stores across 34 states and the District of Columbia under 20 well-known banners, including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street and Haggen. We provide our customers with convenient and value-added services, including through our 1,726 pharmacies, 1,290 in-store branded coffee shops and 402 adjacent fuel centers. Complementary to our large network of stores, we aim to provide our customers a seamless omni-channel shopping experience by offering a growing set of digital offerings, including home deliveries, "Drive Up & Go" curbside pickup and online prescription refills.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Our operating segments and reporting units are made up of 13 divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and eCommerce channels, the same general mix of products with similar pricing to similar categories of customers, have similar distribution methods, operate in similar regulatory environments and purchase merchandise from similar or the same vendors.

Merchandising and Manufacturing

We offer more than 12,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our shoppers as evidenced by Own Brands sales of over $13.1 billion in fiscal 2019. Year over year, we have demonstrated significant progress and increased sales penetration of Own Brands by 30 basis points to 25.4%, excluding pharmacy, fuel and in-store branded coffee sales.

Own Brands continues to deliver on innovation with more than 900 new items launched in fiscal 2019 and plans to launch approximately 800 new Own Brands items annually over the next few years. For example, in the fourth quarter of fiscal 2019, we launched Signature Reserve Bourbon Barrel Aged Maple Syrup, O Organic Coconut Milk, Open Nature Oat Milk and in our Signature Select brand - six varieties of Asian inspired cooking sauces. We also launched a plant based platform that expanded to 38 items across seven categories with $30 million in sales in fiscal 2019. We are excited about our O Organics and Open Nature brands, which posted a combined 12.9% growth in sales year-over-year, with over 2,000 items, and we plan to introduce approximately 275 new items for these brands in fiscal 2020. In addition to new item innovation and brand development, Own Brands continues to focus on package redesign to refresh shelf presence and comply with new regulatory nutrition guideline changes.

As measured by units for fiscal 2019, 10.2% of our Own Brands merchandise was manufactured in Company-owned facilities, and the remainder of our Own Brands merchandise was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that the Company's scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 29, 2020, we operated 20 food production plants. These plants consisted of seven milk plants, four soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Employees

We believe that our relations with our employees are good. As of February 29, 2020, we employed approximately 270,000 full- and part-time employees, including approximately 185,000 covered by collective bargaining agreements. During fiscal 2019, collective bargaining agreements covering approximately 57,000 employees were renegotiated. Collective bargaining agreements covering approximately 45,000 employees have expired or are scheduled to expire in fiscal 2020. We have sought to actively manage our participation in multiemployer pension plans through negotiations with union officials, pension plan trustees, other contributing employers and the Pension Benefit Guaranty Corporation ("PBGC"). During fiscal 2019, we reached a collective bargaining agreement covering our Acme division that freezes new benefit accruals under the UFCW and Food Industry Employers Tri-State Pension Plan. The new agreement provides for future retirement benefits to be provided by a 401(k) defined contribution plan, and partially funded by reductions in health care costs. We also reached an agreement for our Seattle division with union representatives, plan trustees and another major contributing employer to freeze new benefit accruals under the Sound Retirement Trust Pension Plan. The new agreement provides for future retirement benefits to be provided under a new variable defined benefit plan that reduces our exposure to investment underperformance, and partially funded by reductions in health care contributions. We also agreed to a new collective bargaining agreement with various local unions relating to our Southern California division that is expected to enable the Southern California UFCW Union Joint Pension Plan to achieve non-distressed, or "Green," status under the Pension Protection Act of 2006 (the "PPA") within six years.

We are the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). FELRA is currently projected by FELRA to become insolvent in the first quarter of 2021. We continue to fund all of our required contributions to FELRA and MAP. On March 5, 2020, we agreed with the two applicable local unions to new collective bargaining agreements pursuant to which we contribute to FELRA and to MAP. See "Risk Factors—Risks Related to Our Business and Industry—A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results" and "Risk Factors—Risks Related to Our Business and Industry—Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results."

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

Our operations and financial performance are affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. For the majority of fiscal 2019 and prior years, the combination of an improving economy, lower unemployment, higher wages and lower gasoline prices had contributed to increased consumer confidence. However, at present, as a result of the recent coronavirus (COVID-19) pandemic, there is substantial uncertainty about the strength of the economy, which may currently be in a recession and has experienced rapid increases in unemployment rates, as well as uncertainty about the pace of recovery despite the fiscal stimulus that Congress has enacted. The full extent to which the coronavirus (COVID-19) pandemic impacts our business, results of operations and financial condition will depend on future developments, which are currently highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the coronavirus (COVID-19) pandemic, the effects of the pandemic on our customers and suppliers, the duration of the federal and local state declarations of emergency and the associated remedial actions and stimulus measures adopted by federal and local governments, including measures to assure social distancing and to what extent normal economic and operating conditions can resume. We are also unable to predict the extent, implementation and effectiveness of any government-funded benefit programs and stimulus packages on employment levels and on demand for our products.

We may experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur as a result of efforts to curb the spread of coronavirus (COVID-19). For example, during March 2020 through April 2020, the United States experienced a rapid and significant increase in unemployment claims and other indications of a significant economic slowdown believed to be related to the coronavirus (COVID-19) pandemic. Consumers' perception or uncertainty related to the economy, as well as a decrease in their personal financial condition, could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit.

An increase in fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. As well, both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Several food items and categories, including poultry and fresh fruit, experienced price deflation in fiscal 2019; however, prices for all other major food categories increased. We are unable to predict the direction of the economy or fuel prices or if deflationary trends will occur. If the economy weakens, fuel prices increase or deflationary trends occur, our business and operating results could be adversely affected.

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

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. In addition, we face increasing competition from online distributors of pharmaceutical products. Although we have accelerated the expansion of our eCommerce business, including to respond to increased customer demand as a result of the pandemic, and offer our customers the ability to shop online for both home delivery and Drive Up & Go curbside pickup, there is no assurance that these online initiatives will be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross profits or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment and the development of our eCommerce offerings, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

An increasingly competitive industry and, from time to time, deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our and their respective share of retail food sales through capital and price investment, increased promotional activity and new and remodeled stores, creating a more difficult environment to consistently increase year-over-year sales. Some of our primary competitors are larger than we are or have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in price, promotional activity and new or remodeled stores in order to grow their share of retail food sales. Price investment by our competitors has also, from time to time, adversely affected our operating margins. In recent years, we have invested in price in order to remain competitive and generate sales growth; however, there can be no assurance this strategy will be successful.

Because we face intense competition, we need to anticipate and respond to changing consumer preferences and demands more effectively than our competitors. We devote significant resources to differentiating our banners in the local markets where we operate and invest in loyalty programs to drive traffic. Our local merchandising teams spend considerable time working with store directors to make sure we are satisfying consumer preferences. In addition, we strive to achieve and maintain favorable recognition of our Own Brands offerings by marketing these offerings to consumers and enhancing a perception of value for consumers. While we seek to continuously respond to changing consumer preferences, there are no assurances that our responses will be successful.

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

Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share.

It is difficult to predict consistently and successfully the products and services our customers will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could lead us to offer our customers a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores and the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer eCommerce and loyalty solutions that are both cost effective and compelling. Our failure to anticipate or respond to customer expectations for products, services, eCommerce and loyalty programs would adversely affect the demand for our products and services and our market share and could have an adverse effect on our performance, margins and operating income.

Increased commodity prices may adversely impact our profitability.

We make in-store pricing decisions on a regional basis depending on the competitive landscape. We also set our pricing based on the cost of doing business on a regional basis, as a result of occupancy and labor costs that vary by region. At the same time, we frequently discuss ways to lower our costs with our consumer packaged goods partners based upon our scale and sales momentum. Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices worldwide have been volatile. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially. Suppliers, like us, are incurring additional costs to respond to the coronavirus (COVID-19) pandemic, and may seek to pass those costs through to us. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 402 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline. Increased regulation or significant increases in wholesale fuel costs could result in lower gross profit on fuel sales, and demand could be affected by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our results of operations.

Product supply disruptions, especially those to perishable products, may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on perishable products. Perishable sales accounted for over 41% of our revenue in fiscal 2019. We rely on various suppliers and vendors to provide and deliver our perishable and other product inventory on a continuous basis. We could suffer significant perishable and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Due to the coronavirus (COVID-19) pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of the illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions. Currently, the supply of meat products has been impacted by the shutdown of certain key production facilities due to workforce illness. We have good working relationships with major meat suppliers, smaller domestic suppliers and international suppliers, and we stay in regular contact to assess production capacity and product availability. Nonetheless, we have experienced allocations on a range of meat products, and we have had to expand our supplier portfolio or make adjustments to our merchandising plans to support in-stock conditions for our customers. Based on current discussions with industry leaders, we anticipate that the meat supply chain will remain challenging for the near future. The supply of each product will return to pre-coronavirus (COVID-19) levels at different times, and that there can be no assurance that our efforts to ensure in-stock positions for all of the products that our customers require will be successful.

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

Threats or potential threats to security of food and drug safety, the occurrence of a widespread health epidemic and/or pandemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic, such as of influenza or, specifically, the recent coronavirus (COVID-19) pandemic, could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.

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

The costs associated with implementing and maintaining the safety measures designed to protect our associates and customers in the coronavirus (COVID-19) pandemic have to date been more than offset by increased sales, but in the event our sales decline as stay-at-home guidance subsides and the economy begins to re-open, we may be required to continue to implement and maintain these protective measures despite lower sales, thereby reducing our profitability.

Specifically, our business has been impacted by the coronavirus (COVID-19) pandemic.

Coronavirus (COVID-19) poses a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. As the pandemic has grown, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to social distance or self-quarantine have increased. Many states, including California, Washington State and other states in which we operate and have a significant number of stores, have declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. These rules, as well as the general fear that causes people to avoid gathering in public places, may adversely affect our customer traffic, our ability to adequately staff our stores and operations, and our ability to transport product on a timely basis.

We currently operate our stores as an "essential" business under relevant federal, state and local mandates. If the classification of what is an "essential" business changes or other government regulations are adopted, we may be required to severely curtail operations, which would significantly and adversely impact our sales and revenue. Even though our stores are considered essential businesses, state and local mandates may impose limitations on the operations of our stores, including customer traffic. While we have taken many protective measures in our stores, including, among others, spacing requirements, single direction aisles, senior and compromised customer-only hours, plexiglass shields at checkout and providing masks and gloves to our front line employees, there can be no assurance that these measures will be sufficient to protect our store employees and customers. We have, and may in the future be required to temporarily close a store, office or distribution center for cleaning and/or quarantine employees in the event that an employee develops coronavirus (COVID-19). We have proactively paused self-service operations, such as soup bars, wing bars, salad bars and olive bars. These factors could impact the ability of our stores to operate normal hours of operation or have sufficient inventory which may disrupt our business and negatively impact our financial results. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

Further, coronavirus (COVID-19) may also impact our ability to access and ship product to and from impacted locations. Items such as consumer staples, paper goods, key cleaning supplies and protective equipment for our employees, and more recently, meat products have been, and may continue to be, in short supply. While we have put temporary limits on certain products to help our customers to get the items they need, supply for certain products may be negatively impacted as overall demand has increased.

Any planned construction and opening of new stores may be negatively impacted due to state or county requirements that workers leave their homes only for essential business and the suspension of governmental permitting processes in some areas during the pandemic in some locations.

We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of coronavirus (COVID-19), which may exacerbate certain risks to our business.

The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience an impact to the timing and availability of key products from suppliers, broader quarantines or other restrictions that limit consumer visits to our stores, increased, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business. We continually monitor the situation and regularly adjust our policies and practices as more information and guidance becomes available.

We could be affected if consumers lose confidence in the food supply chain or the quality and safety of our products.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, such as the concerns during fiscal 2019 relating to the coronavirus (COVID-19) pandemic and fiscal 2018 relating to romaine lettuce, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such product. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Consolidation in the healthcare industry could adversely affect our business and financial condition.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in increased pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,726 pharmacies and, as a result, we are exposed to risks inherent in the packaging, dispensing, distribution and disposal of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers, as well as increased regulatory risks and related costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

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

Recently, pharmaceutical manufacturers, wholesale distributors and retailers have faced intense scrutiny and, in some cases, investigations and litigation relating to the distribution of prescription opioid pain medications. On May 22, 2018, we received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe that we have engaged in unfair or deceptive trade practices under Alaska's Unfair Trade Practices and Consumer Act and seeking documents regarding our policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. We responded to the subpoena on July 30, 2018 and have not received any further communication from the Alaska Attorney General. We do not currently have a basis to believe we have violated Alaska's Unfair Trade Practices and Consumer Act; however, at this time, we are unable to determine the probability of the outcome of this matter or estimate a range of reasonably possible loss, if any.

We are one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, we are named in over 70 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. In two matters-MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation and State of New Mexico v. Purdue Pharma L.P., et al.- we filed motions to dismiss, which were denied, and we have now answered the complaints. The MDL cases are stayed pending bellwether trials, and the only active matter is the New Mexico action where a September 2021 trial date has been set. We are vigorously defending these matters and believe that these cases are without merit. At this early stage in the proceedings, we are unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

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

Part of our strategy may include pursuing acquisitions that we believe will be accretive to our business. With respect to any possible future acquisitions, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management's attention from, the business as a result of a number of obstacles, including, but not limited to:

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

As of February 29, 2020, approximately 185,000 of our employees were covered by collective bargaining agreements. Collective bargaining agreements covering approximately 45,000 of our employees have expired or are scheduled to expire in fiscal 2020. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our Adjusted Free Cash Flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

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

Unfavorable investment performance, increased pension expense and cash contributions may have an adverse impact on our financial results. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the PBGC has the authority to petition a court to terminate an underfunded pension plan in limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Internal Revenue Code (the "Code"), the liability under these defined benefit plans is joint and several with all members of our control group, such that each member of our control group is potentially liable for the defined benefit plans of each other member of the control group.

In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the PPA, contributions in addition to those made pursuant to a collective bargaining agreement may be required in limited circumstances.

Pension expenses for multiemployer pension plans are recognized by us as contributions are made. Generally, benefits are based on a fixed amount for each year of service. Our contributions to multiemployer plans were $469.3 million, $451.1 million and $431.2 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans. As of February 11, 2020, we attempted to estimate our share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's share of the underfunding of multiemployer plans to which we contribute was $4.9 billion. Our share of underfunding described above is an estimate and could change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the PPA, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

We are the second largest contributing employer to FELRA which is currently projected by FELRA to become insolvent in the first quarter of 2021, and to MAP. We continue to fund all of our required contributions to FELRA and MAP. On March 5, 2020, we agreed with the two applicable local unions to new collective bargaining agreements pursuant to which we contribute to FELRA and MAP. In connection with these agreements, to address the pending insolvency of FELRA, we and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA ("Combined Plan"). Upon the formation of the Combined Plan, the Combined Plan will be frozen and we will be required to annually pay $23.2 million to the Combined Plan for the next 25 years. After making all 25 years of payments, we will receive a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. This $23.2 million payment will replace our current annual contribution to both MAP and FELRA, which was a combined $26.2 million in fiscal 2019. In addition to the $23.2 million payment, we will begin to contribute to a new multiemployer pension plan. This new multiemployer plan will be limited to providing benefits to participants in MAP and FELRA in excess of the benefits the PBGC insures under law. Furthermore, upon formation of the Combined Plan, we will establish and contribute to a new variable defined benefit plan that will provide benefits to participants for future services. We are in discussions with the local unions, the largest contributing employer, and negotiations with the PBGC with respect to these other plans and the Combined Plan. It is possible some provisions of our agreements with the local unions may change as a result of negotiations with the PBGC. We expect formation of the Combined Plan by no later than December 31, 2020. The local unions reserved their arguments in their respective collective bargaining agreements with Safeway, that Safeway is liable to pay for all FELRA and MAP benefits that are not paid by the PBGC because the PBGC becomes insolvent. Safeway reserved, in its collective bargaining agreements with the local unions, its arguments that it is not liable for FELRA and MAP benefits the PBGC does not pay because the PBGC becomes insolvent. We believe the possibility of the PBGC becoming insolvent is remote. We are currently evaluating the effect of these new agreements to our consolidated financial statements and preliminarily expect to record a material increase to our pension related liabilities with a corresponding non-cash charge to pension expense upon approval by the PBGC.

The United States Congress established a joint committee in February 2018 with the objective of formulating recommendations to improve the solvency of multiemployer pension plans and the PBGC. Although the joint committee's term expired without it making any formal recommendations, Congress is continuing to consider these issues, which may result in legislative changes. If the funding required for these plans declines, our future expense could be favorably affected. Favorable legislation could also decrease our financial obligations to the plans. On the other hand, our share of the underfunding and our future expense and liability could increase if the financial condition of the plans deteriorated or if adverse changes in the law occurred. We continue to evaluate our potential exposure to underfunded multiemployer pension plans.

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

We are subject to withdrawal liabilities related to Safeway's previous closure in 2013 of its Dominick's division. One of the plans, the UFCW & Employers Midwest Pension Fund (the "Midwest Plan"), had asserted we may be liable for mass withdrawal liability, if the plan has a mass withdrawal, in addition to the liability the Midwest Plan already has assessed. We had disputed that the Midwest Plan would have the right to assess us a mass withdrawal liability and we were also disputing in arbitration the amount of the withdrawal liability the Midwest Plan had assessed. On March 12, 2020, we agreed to a settlement of these matters with the Midwest Plan's Board of Trustees. As a result of the settlement, the Company agreed to pay $75.0 million, in a lump sum, which was paid in the first quarter of fiscal 2020, and forego any amounts already paid to the Midwest Plan. The Company had previously recorded an estimated withdrawal liability and as a result of the settlement, the Company recorded a gain of $43.3 million to reduce the previously recorded estimated withdrawal liability to the settlement amount. The total amount of the withdrawal liability recorded with respect to the Dominick's division as of February 29, 2020 was $80.0 million, which includes the $75.0 million settlement amount.

See Note 11 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information relating to our participation in these multiemployer pension plans.

Unfavorable changes in government regulation may have a material adverse effect on our business.

Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices. We must comply with numerous provisions regulating health and sanitation standards, food labeling, energy, environmental, equal employment opportunity, minimum wages, pension, health insurance and other welfare plans, licensing for the sale of food, drugs and alcoholic beverages and any new provisions relating to the coronavirus (COVID-19) pandemic. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional governmental laws, regulations or administrative procedures, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. In addition, regulatory changes could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our business.

The minimum wage continues to increase and is subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 29, 2020, we employed approximately 67,000 associates in California, where the current minimum wage was increased to $13.00 per hour, effective January 1, 2020, and will gradually increase each year thereafter to $15.00 per hour by January 1, 2022. In Massachusetts, where we employed approximately 10,800 associates as of February 29, 2020, the minimum wage increased to $12.75 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2023. In New Jersey, where we employed approximately 6,600 associates as of February 29, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2024. In Maryland, where we employed approximately 7,100 associates as of February 29, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2025. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 1,800 associates as of February 29, 2020, increased to $16.39 per hour effective January 1, 2020 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,100 associates as of February 29, 2020, the minimum wage increased to $13.00 per hour effective July 1, 2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

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

Beginning March 15, 2020, in recognition of their significant efforts, we instituted a temporary increase in pay for all front-line associates of $2 per hour for every hour that they work. This increase in employee wages will impact our profitability during the period that it is in effect.

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

To meet our requirements for increased labor in order to meet customer demand in store and across eCommerce channels, we have partnered with major companies to provide temporary jobs to their employees who have been furloughed or had their hours cut. We have hired over 55,000 new associates since the beginning of fiscal 2020, partnering with more than 35 companies to help keep Americans working. To the extent that our need for increased labor continues, we will need to hire and train additional employees to fill the roles performed by these temporary employees. This increase in associates and the wages that we must pay them will impact our profitability during the period that they are with us.

Failure to realize anticipated benefits from our productivity initiatives could adversely affect our financial performance and competitive position.

Although we have identified and are in the early stages of implementing a broad range of new, specific productivity initiatives to help offset cost inflation, fund growth and drive earnings, there can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or time-frame, if at all. Certain of these initiatives involve significant changes in our operating processes and systems that could result in disruptions in our operations. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. The actual benefits of our productivity initiatives, if achieved, may be lower than what we expect and may take longer than anticipated. While certain projects are well underway and contributing as expected, in other cases, we have temporarily paused some of our initiatives to ensure we are first taking care of our customers and our communities, while focusing on the safety of our associates during the coronavirus (COVID-19) pandemic.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could cause disruptions and expose us to potentially significant liabilities.

Our operations, including our 402 fuel centers, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources.

Federal regulations under the Clean Air Act require phase out of the production of ozone depleting refrigerants that include hydrochlorofluorocarbons, the most common of which is R-22. As of January 1, 2020, industry production of new R-22 refrigerant gas has been completely phased out; however, recovered and recycled/reclaimed R-22 will be available for servicing systems after 2020. We are reducing our R-22 footprint while continuing to repair leaks, thus extending the useful lifespan of existing equipment. In fiscal 2019, we incurred approximately $16 million for system retrofits, and we have budgeted approximately $11 million per year for subsequent years. Leak repairs are part of the ongoing refrigeration maintenance budget. We may be required to spend additional capital above and beyond what is currently budgeted for system retrofits and leak repairs which could have a significant impact on our business, results of operations and financial condition.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We may also be exposed to legal proceedings arising out of the coronavirus (COVID-19) pandemic, including the potential for wrongful death actions brought on behalf of employees that contracted coronavirus (COVID-19). We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

We may be adversely affected by risks related to our dependence on IT systems. Any future changes to or intrusion into these IT systems, even if we are compliant with industry security standards, could materially adversely affect our reputation, financial condition and operating results.

We have complex IT systems that are important to the success of our business operations and marketing initiatives. If we were to experience failures, breakdowns, substandard performance or other adverse events affecting these systems, or difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems and business. These risks may be further exacerbated by the deployment and continued refinement of cloud-based enterprise solutions. In a cloud computing environment, we could be subject to outages by third-party service providers and security breaches to their systems. Unauthorized parties have obtained in the past, and may in the future obtain, access to cloud-based platforms used by companies.

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

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry ("PCI") Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. As well, the Fair and Accurate Credit Transactions Act ("FACTA") requires systems that print payment card receipts to employ personal account number truncation so that the consumer's full account number is not viewable on the slip. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain or detect all cyber-attacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS, ANSI and FACTA data encryption standards and the California Consumer Privacy Act which took effect in January 2020, could be significant.

The loss of confidence from a data security breach involving our customers or employees could hurt our reputation and cause customer retention and employee recruiting challenges.

We receive and store personal information in connection with our marketing and human resources organizations. The protection of our customer and employee data is critically important to us. Despite our considerable efforts to secure our computer networks, security could be compromised, confidential information could be misappropriated or system disruptions could occur, as has occurred with a number of other retailers. If we experience a data security breach, we could be exposed to government enforcement actions, possible assessments from the card brands if credit card data was involved and potential litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether.

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

The majority of our workers' compensation liability is from claims occurring in California, where workers' compensation has received intense scrutiny from the state's politicians, insurers, employers and providers, as well as the public in general.

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment, and we may incur significant impairment charges as a result.

Our long-lived assets, primarily goodwill and store-level assets, are subject to periodic testing for impairment. We have incurred significant impairment charges to earnings in the past. Long-lived asset impairment charges were $77.4 million, $36.3 million and $100.9 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Failure to achieve sufficient levels of cash flow at reporting units and at store-level could result in impairment charges on long-lived assets. We also review goodwill for impairment annually on the first day of the fiscal fourth quarter or if events or changes in circumstances indicate the occurrence of a triggering event. During fiscal 2017, we recorded a goodwill impairment loss of $142.3 million. The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2019 and fiscal 2018 did not result in impairment.

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

We may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, including as a result of the economic dislocation caused by the response to the coronavirus (COVID-19), we could be responsible for the lease obligation. Due to the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.

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

We have a significant amount of indebtedness. As of February 29, 2020, we had approximately $8.2 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.4 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 29, 2020, we and our subsidiaries had approximately $667 million of finance lease obligations.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement that governs our ABL Facility and the indentures that govern New Albertsons L.P.'s ("NALP") 6.52% to 7.15% Medium-Term Notes, due July 2027-June 2028, 7.75% Debentures due June 2026, 7.45% Senior Debentures

due August 2029, 8.70% Senior Debentures due May 2030 and 8.00% Senior Debentures due May 2031 (collectively, the "NALP Notes"), Safeway's 3.95% Senior Notes due August 2020, 4.75% Senior Notes due December 2021, 7.45% Senior Debentures due September 2027 and 7.25% Senior Debentures due February 2031, and ACI's 3.5% Senior Notes due February 2023 (the "2023 Notes"), 6.625% Senior Notes due June 2024 (the "2024 Notes"), 5.750% Senior Notes due September 2025 (the "2025 Notes"), 7.5% Senior Notes due March 2026 (the "2026 Notes"), 4.625% Senior Notes due January 2027 (the "2027 Notes"), 5.875% Senior Notes due February 2028 (the "2028 Notes") and 4.875% Senior Notes due February 2030 (the "2030 Notes") permit us to incur significant additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness, we require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance the indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, as described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In addition, in July 2017, the U.K. Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve and what, if any, effect these changes, other reforms or the establishment of alternative reference rates may have on instruments that calculate interest rates based on LIBOR including our ABL Facility. Additionally, changes in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures About Market Risk."

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

In addition, certain of the covenants governing the ABL Facility and our existing notes restrict, among other things, our and our restricted subsidiaries' ability to:

•	incur additional indebtedness or provide guarantees in respect of obligations of other persons;

•	pay dividends on, repurchase or make distributions to our owners or make other restricted payments or make certain investments;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	sell or otherwise dispose of certain assets;

•	incur liens;

•	engage in sale leaseback transactions;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with our affiliates.

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

Currently, substantially all of our assets (other than real property) are pledged as collateral under our ABL Facility.

As of February 29, 2020, there were no outstanding borrowings under our ABL Facility (excluding $454.5 million of outstanding letters of credit). On March 12, 2020, we provided notice to the lenders to borrow $2.0 billion under the ABL Facility (the "ABL Borrowing"), so that a total of $2.0 billion (excluding $454.5 million in letters of credit) was outstanding immediately following the borrowing. We increased our borrowings under the ABL Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) pandemic. In accordance with the terms of the ABL Facility, the proceeds from the ABL Borrowing may in the future be used for working capital, general corporate or other purposes permitted by the ABL Facility, but there is no guarantee how or when we will use the proceeds.

Increases in interest rates and/or a downgrade of our credit ratings could negatively affect our financing costs and our ability to access capital.

We have exposure to future interest rates based on the variable rate debt under our credit facilities and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through the use of our ABL Facility. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 29, 2020, we operated 2,252 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	26	Iowa	1	North Dakota	1
Arizona	134	Louisiana	16	Oregon	122
Arkansas	1	Maine	21	Pennsylvania	50
California	592	Maryland	65	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	4	Montana	38	Texas	208
Delaware	18	Nebraska	5	Utah	6
District of Columbia	11	Nevada	50	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	38
Idaho	42	New Jersey	73	Washington	219
Illinois	183	New Mexico	34	Wyoming	14
Indiana	4	New York	16

The following table summarizes our stores by size as of February 29, 2020:

Square Footage	Number of stores	Percent of total
Less than 30,000	204	9.1%
30,000 to 50,000	784	34.8%
More than 50,000	1,264	56.1%
Total stores	2,252	100.0%

Approximately 39% of our operating stores are owned or ground-leased properties.

Our corporate headquarters are located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California and Phoenix, Arizona. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in Note 13 - Commitments and contingencies and off balance sheet arrangements in our consolidated financial statements, included elsewhere in this document.

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

On April 23, 2020, the Company issued 571,507 shares of common stock to Albertsons Investor and 62,112 shares of common stock to KIM ACI related to the settlement of Phantom Units upon vesting.

Distributions

On June 30, 2017, the Company's predecessor, Albertsons Companies, LLC, made a cash distribution of $250.0 million to its equityholders. ACI's board of directors may change or eliminate the payment of future dividends to the Company's common stockholders at its discretion, without notice to the stockholders. Any future determination relating to ACI's dividend policy will be made at the sole discretion of ACI's board of directors and will depend on a number of factors, including general and economic conditions, industry standards, ACI's financial condition and operating results, ACI's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of ACI's indebtedness, capital requirements, regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by ACI to its stockholders and by the Company's subsidiaries to ACI, and such other factors as ACI's board of directors may deem relevant.

Item 6 - Selected Financial Information

The selected consolidated financial information set forth below is derived from our annual Consolidated Financial Statements for the periods indicated below, including the Consolidated Balance Sheets at February 29, 2020 and February 23, 2019 and the related Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the 53 weeks ended February 29, 2020, and the 52 weeks ended February 23, 2019 and February 24, 2018 and notes thereto appearing elsewhere in this Form 10-K.

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Results of Operations
Net sales and other revenue	$62,455.1	$60,534.5	$59,924.6	$59,678.2	$58,734.0
Gross Profit	17,594.2	16,894.6	16,361.1	16,640.5	16,061.7
Selling and administrative expenses (1)	16,641.9	16,272.3	16,208.7	16,072.1	15,599.3
(Gain) loss on property dispositions and impairment losses, net (1)	(484.8)	(165.0)	66.7	(39.2)	103.3
Goodwill impairment	—	—	142.3	—	—
Operating income (loss)	1,437.1	787.3	(56.6)	607.6	359.1
Interest expense, net	698.0	830.8	874.8	1,003.8	950.5
Loss (gain) on debt extinguishment	111.4	8.7	(4.7)	111.7	—
Other expense (income), net	28.5	(104.4)	(9.2)	(44.3)	(49.6)
Income (loss) before income taxes	599.2	52.2	(917.5)	(463.6)	(541.8)
Income tax expense (benefit)	132.8	(78.9)	(963.8)	(90.3)	(39.6)
Net income (loss)	$466.4	$131.1	$46.3	$(373.3)	$(502.2)

Balance Sheet (at end of period)
Cash and cash equivalents	$470.7	$926.1	$670.3	$1,219.2	$579.7
Total assets (2)	24,735.1	20,776.6	21,812.3	23,755.0	23,770.0
Total stockholders' / member equity (2)	2,278.1	1,450.7	1,398.2	1,371.2	1,613.2
Total debt, including finance leases (2)	8,714.7	10,586.4	11,875.8	12,337.9	12,226.3
Net cash provided by operating activities	1,903.9	1,687.9	1,018.8	1,813.5	901.6
(1) Certain prior period amounts have been reclassified to conform to the current period presentation, specifically the reclassification of gains and losses from property dispositions and impairment losses from Selling and administrative expenses to (Gain) loss on property dispositions and impairment losses, net.
(2) The Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", and related amendments as of February 24, 2019 under the modified retrospective approach and, therefore, have not revised comparative periods. Under Topic 842, leases historically classified as capital leases are now referred to as finance leases. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for additional information.

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
Our last three fiscal years consisted of the 53 weeks ended February 29, 2020 ("fiscal 2019"), the 52 weeks ended February 23, 2019 ("fiscal 2018") and the 52 weeks ended February 24, 2018 ("fiscal 2017"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.
OVERVIEW

Fiscal 2019

We are one of the largest food retailers in the United States, with 2,252 stores across 34 states and the District of Columbia. We operate 20 iconic banners with on average 85 years of operating history, including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street and Haggen, with approximately 270,000 talented and dedicated employees, as of February 29, 2020, who serve on average more than 33 million customers each week. Additionally, as of February 29, 2020, we operated 1,290 in-store branded coffee shops, 402 adjacent fuel centers, 23 dedicated distribution centers, 20 manufacturing facilities and various online platforms. Our stores operate in First-and-Main retail locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 68% of the 121 metropolitan statistical areas in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omni-channel platform, including our rapidly growing Drive Up & Go curbside pickup, home delivery and rush delivery offerings. We seek to tailor our offerings to local demographics and preferences of the markets that we operate in. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the systems, analytics and buying power afforded by an organization with national scale and $62.5 billion in annual sales. Throughout the coronavirus (COVID-19) pandemic, our highest priorities have been the safety of our associates and customers and maintaining the supply of product. During the first eight weeks of fiscal 2020, we have delivered strong sales growth and increases in market share.

Our Company has grown through a series of transformational acquisitions over the last six years, including our merger with Safeway in 2015 which gave us the benefits of national scale. While our banners have rich histories, we are in many ways a young company. We have integrated systems and converted stores and distribution centers to create a common platform. We believe our common platform gives us greater transparency and compatibility across our network, allowing us to better serve our customers and employees while enhancing our supply chain.

We continue to sharpen our in-store execution, increase our Own Brands penetration and expand our omni-channel and digital capabilities. We have invested substantially in our business, deploying approximately $6.8 billion of capital expenditures beginning with fiscal 2015, and we used that capital to remodel existing stores, opportunistically build new stores and enhance our digital capabilities.

We are focused on creating deep and lasting relationships with our customers by offering them an experience that is Easy, Exciting and Friendly – wherever, whenever and however they choose to shop. We make life Easy for our customers through a convenient and consistent shopping experience across our omni-channel network. Merchandising is at our core and we offer an Exciting and differentiated product assortment. We believe we are an industry leader in fresh, emphasizing organic, locally sourced and seasonal items as well as value-added services like daily fresh-cut fruit and vegetables, customized meat cuts and seafood varieties, made-from-scratch bakery items, prepared foods, deli and floral. We also continue to grow our innovative and distinctive Own Brands portfolio, which achieved over $13.1 billion in sales during fiscal 2019 and reached 25.4% sales penetration. Our Friendly service is embedded in our culture and enables us to build deep ties with our local communities.

Our Easy, Exciting and Friendly shopping experience, coupled with our nationwide just for U, grocery and fuel rewards programs and pharmacy services, offers a differentiated value proposition to our customers. The just for U program has 20.7 million registered loyalty households which, we believe, provides us with a comprehensive understanding of our core shoppers. These loyalty programs and our omni-channel offerings combine to form an extended loyalty ecosystem that drives increased customer lifetime value through greater purchase frequency, larger basket size and higher customer retention.

We operate in the $1.1 trillion U.S. food retail industry, a highly fragmented sector with a large number of companies competing locally and a growing array of companies with a national footprint, including traditional supermarkets, pharmacies and drug stores, convenience stores, warehouse clubs and supercenters. The industry has also seen the widespread introduction of "limited assortment" retail stores, as well as local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods. Despite this, large, national grocers have increased market share over time as scale remains an important advantage in offering customers a modern and attractive shopping experience. Between 2013 and 2018, the share of the top 10 food retail companies increased from 44% to 55% on the basis of industry retail sales. While brick and mortar stores account for approximately 95% of industry sales, eCommerce offerings have been expanding as a result of new pure-play internet-based companies as well as established players expanding omni-channel options. Several system enhancements were made to our eCommerce platform in fiscal 2019 that significantly improves the overall customer experience. We created a single sign-on and simplified the registration experience. We re-platformed the 'Cart', 'Checkout' and 'Order Edit' functionality to improve performance. We also integrated a single shoppable homepage allowing customers to easily add to their cart, created more user-friendly search functionality and made product recommendations available. Other trends in the industry include changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns. See "Risk Factors—Risks Related to Our Business and Industry—We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share."

From 2014 through 2019, food retail industry revenues increased by $29 billion, driven in part by economic growth, favorable consumer dynamics and a consumer shift to premium and organic brands. Both inflation and deflation affect our business. After a period of food deflation in 2016 and 2017, the Food-at-Home Consumer Price Index increased by 0.4% in 2018 and 0.9% in 2019 and is expected to increase between 0.5% and 1.5% in 2020, and U.S. GDP is expected to increase by 2.1% in 2020.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 29, 2020, we employed approximately 67,000 associates in California, where the current minimum wage was increased to $13.00 per hour effective January 1, 2020, and will gradually increase each year thereafter to $15.00 per hour by January 1, 2022. In Massachusetts, where we employed approximately 10,800 associates as of February 29, 2020, the minimum wage increased to $12.75 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2023. In New Jersey, where we employed approximately 6,600 associates as of February 29, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2024. In Maryland, where we employed approximately 7,100 associates as of February 29, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2025. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 1,800 associates as of February 29, 2020, increased to $16.39 per hour effective January 1, 2020 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,100 associates as of February 29, 2020, the minimum wage increased to $13.00 per hour effective July 1, 2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Pension expenses for multiemployer pension plans are recognized by us as contributions are made. Generally, benefits are based on a fixed amount for each year of service. Our contributions to these pension plans could change as a result of collective bargaining efforts, which could have a negative effect to our results of operations and financial condition. Our contributions to multiemployer plans were $469.3 million, $451.1 million and $431.2 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. See "Risk Factors—Risks Related to Our Business and Industry—Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results."

We have identified and are in the early stages of implementing a broad range of new, specific productivity initiatives to help offset cost inflation, fund growth and drive earnings. The initiatives include operational efficiencies such as shrink management and labor efficiencies, purchasing and procurement, improved promotional effectiveness and leveraging corporate overhead, including continued modernization of our IT infrastructure. While certain projects are well underway and contributing as expected, in other cases, we have temporarily paused some of our initiatives to ensure we are first taking care of our customers and our communities, while focusing on the safety of our associates during the coronavirus (COVID-19) pandemic. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. See "Risk Factors—Risks Related to Our Business and Industry—Failure to realize anticipated benefits from our productivity initiatives could adversely affect our financial performance and competitive position."

Coronavirus (COVID-19)

Coronavirus (COVID-19) has spread to every state in the United States. This pandemic has severely impacted economic activity, and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. We currently operate our stores as an "essential" business under relevant federal, state and local mandates. Since the beginning of fiscal 2020, we have experienced significant increases in customer traffic, product demand and basket size in stores as people adjust to these new circumstances. Consumer staples, paper goods, meat, alcoholic beverages and cleaning supplies are among the products being purchased in significant quantities. There has also been a substantial increase in customer demand and engagement with our eCommerce offerings as a result of the pandemic, including both home delivery and our Drive Up & Go curbside pickup. We have responded to this increased demand for our eCommerce offerings by hiring additional pickers and drivers, retaining additional third-party service providers and expanding our Drive Up & Go offerings. We have also simplified our offerings on our eCommerce websites to focus on the products that are most in demand.

Responding to the pandemic has also significantly increased our expenses. We have stepped up how often we clean and disinfect all departments, restrooms, and other high-touch points of our stores, including check stands and service counters, and hourly disinfecting of high-touch areas. This is in addition to our rigorous food safety and sanitations programs already in place. Cart wipes and hand sanitizer stations have been installed in key locations within stores. To meet our requirements for increased labor in order to meet customer demand in store and across eCommerce channels, we have partnered with major companies to provide temporary jobs to their employees who have been furloughed or had their hours cut. We have hired over 55,000 new associates since the beginning of fiscal 2020, partnering with more than 35 companies to help keep Americans working. To the extent that our need for increased labor continues, we will need to hire and train additional employees to fill the roles performed by these temporary employees. Beginning March 15, 2020, in recognition of their significant efforts, we instituted a temporary increase in pay for all front-line associates of $2 per hour for every hour that they work. We also, through our Albertsons

Companies Foundation, have pledged $50 million to hunger relief and previously launched a major fundraiser to help feed families in need during the coronavirus (COVID-19) pandemic and ensure that they get the food they need.

Beyond our doors, we rely on various suppliers and vendors to provide and deliver our product inventory on a continuous basis. We could suffer significant product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Due to the coronavirus (COVID-19) pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of the illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions.

We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the coronavirus (COVID-19) pandemic and the nature and effectiveness of governmental and public actions taken in response. Coronavirus (COVID-19) also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term.

Stores
The following table shows stores operating, acquired, opened and closed during the periods presented:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Stores, beginning of period	2,269	2,318	2,324
Acquired	—	—	5
Opened	14	6	15
Closed	(31)	(55)	(26)
Stores, end of period	2,252	2,269	2,318
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Less than 30,000	204	208	9.1%	9.2%	4.7	4.9
30,000 to 50,000	784	792	34.8%	34.9%	32.9	33.2
More than 50,000	1,264	1,269	56.1%	55.9%	74.7	74.9
Total Stores	2,252	2,269	100.0%	100.0%	112.3	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
The following table and related discussion sets forth certain information and comparisons regarding the components of our Consolidated Statements of Operations for fiscal 2019, fiscal 2018 and fiscal 2017, respectively (in millions):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
Net sales and other revenue	$62,455.1	100.0%	$60,534.5	100.0%	$59,924.6	100.0%
Cost of sales	44,860.9	71.8	43,639.9	72.1	43,563.5	72.7
Gross profit	17,594.2	28.2	16,894.6	27.9	16,361.1	27.3
Selling and administrative expenses	16,641.9	26.6	16,272.3	26.9	16,208.7	27.0
(Gain) loss on property dispositions and impairment losses, net	(484.8)	(0.7)	(165.0)	(0.3)	66.7	0.1
Goodwill impairment	—	—	—	—	142.3	0.2
Operating income (loss)	1,437.1	2.3	787.3	1.3	(56.6)	—
Interest expense, net	698.0	1.1	830.8	1.4	874.8	1.5
Loss (gain) on debt extinguishment	111.4	0.2	8.7	—	(4.7)	—
Other expense (income), net	28.5	—	(104.4)	(0.2)	(9.2)	—
Income (loss) before income taxes	599.2	1.0	52.2	0.1	(917.5)	(1.5)
Income tax expense (benefit)	132.8	0.2	(78.9)	(0.1)	(963.8)	(1.6)
Net income	$466.4	0.8%	$131.1	0.2%	$46.3	0.1%
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

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Identical sales, excluding fuel	2.1%	1.0%	(1.3)%
Net Sales and Other Revenue
Net sales and other revenue increased $1,920.6 million, or 3.2%, from $60,534.5 million in fiscal 2018 to $62,455.1 million in fiscal 2019. The components of the change in Net sales and other revenue for fiscal 2019 were as follows (in millions):

Fiscal 2019
Net sales and other revenue for fiscal 2018	$60,534.5
Identical sales increase of 2.1%	1,160.3
Impact of 53rd week	1,067.0
Decrease in sales due to store closures, net of new store openings	(304.6)
Decrease in fuel sales	(25.5)
Other (1)	23.4
Net sales and other revenue for fiscal 2019	$62,455.1
(1) Includes changes in non-identical sales and other miscellaneous revenue.

The primary increase in Net sales and other revenue in fiscal 2019 as compared to fiscal 2018 was driven by our 2.1% increase in identical sales and sales due to the additional 53rd week, partially offset by a reduction in sales related to the closure of 31 stores in fiscal 2019 and a decrease in fuel sales of $25.5 million. Fiscal 2019 identical sales benefited from the growth in online home delivery and Drive Up & Go curbside pickup sales and Own Brands sales.

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
Gross profit margin increased 30 basis points to 28.2% in fiscal 2019 compared to 27.9% in fiscal 2018. Excluding the impact of fuel, gross profit margin increased 20 basis points. The increase in fiscal 2019 as compared to fiscal 2018 was primarily attributable to lower shrink expense primarily related to the ongoing inventory management initiatives, improved product mix, including increased penetration in Own Brands and natural and organic products, lower depreciation and amortization expense and lower advertising costs, partially offset by higher rent expense related to sale leaseback transactions and industry-wide reimbursement rate pressures in pharmacy.

Fiscal 2019 vs. Fiscal 2018	Basis point increase (decrease)
Lower shrink expense	16
Product mix, including increased penetration in Own Brands and natural and organic products	8
Depreciation and amortization	7
Advertising	5
Rent expense	(10)
Pharmacy reimbursement rate pressure	(8)
Other	2
Total	20

Gross profit margin increased 60 basis points to 27.9% in fiscal 2018 compared to 27.3% in fiscal 2017. Excluding the impact of fuel, gross profit margin increased 70 basis points. The increase in fiscal 2018 as compared to fiscal 2017 was primarily attributable to lower shrink expense as a percentage of sales, partially due to the completion of our store conversions related to the Safeway acquisition and the implementation of inventory management initiatives, lower advertising costs and improved product mix, including improved sales penetration in Own Brands.

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
Selling and administrative expenses decreased 30 basis points to 26.6% of Net sales and other revenue in fiscal 2019 from 26.9% in fiscal 2018. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 30 basis points during fiscal 2019 compared to fiscal 2018. The decrease during fiscal 2019 compared to fiscal 2018 was primarily attributable to lower integration and acquisition-related costs and lower depreciation and amortization expense, partially offset by an increase in rent expense and occupancy costs related to store properties and investments in strategic initiatives. Lower acquisition and integration-related costs were driven by the substantial completion of the Safeway integration in fiscal 2018, resulting in no store conversions in fiscal 2019 compared to 506 store conversions in fiscal 2018. The integration costs in fiscal 2019 were largely driven by the conversion of back-office related areas and a distribution center.

Fiscal 2019 vs. Fiscal 2018	Basis point increase (decrease)
Lower integration and acquisition-related costs	(32)
Depreciation and amortization	(11)
Rent expense and occupancy costs	11
Strategic initiatives	9
Other (1)	(7)
Total	(30)
(1) Includes the favorable settlement of the UFCW & Employers Midwest Pension Fund dispute. See Note 11 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information.

Selling and administrative expenses decreased 10 basis points to 26.9% of Net sales and other revenue in fiscal 2018 from 27.0% in fiscal 2017. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 10 basis points during fiscal 2018 compared to fiscal 2017. The decrease during fiscal 2018 compared to fiscal 2017 was primarily attributable to lower depreciation and amortization expense and our cost reduction initiatives, partially offset by increased employee wage and benefit costs and higher acquisition and integration costs. Increased employee wage and benefit costs were primarily attributable to incentive pay as a result of improved operating performance. Higher acquisition and integration costs were primarily driven by the 506 store conversions in fiscal 2018 related to the Safeway integration compared to 219 store conversions in fiscal 2017.

Fiscal 2018 vs. Fiscal 2017	Basis point increase (decrease)
Depreciation and amortization	(27)
Cost reduction initiatives	(18)
Employee wage and benefit costs (primarily incentive pay)	28
Other (includes an increase in acquisition and integration costs)	7
Total	(10)
(Gain) Loss on Property Dispositions and Impairment Losses, Net

For fiscal 2019, net gain on property dispositions and impairment losses was $484.8 million, primarily driven by gains from the sale of assets of $559.2 million including $463.6 million of gains related to sale leaseback transactions during the second quarter of fiscal 2019, partially offset by $77.4 million of asset impairments including impairment losses of $46.0 million related to certain assets of our meal kit operations and impairment losses related to underperforming stores and certain surplus properties. For fiscal 2018, net gain on property dispositions and impairment losses was $165.0 million, primarily driven by gains from the sale of assets of $240.1 million, partially offset by long-lived asset impairment losses of $36.3 million. For fiscal 2017, net loss on property dispositions and impairment losses was $66.7 million, primarily driven by long-lived asset impairment losses of $100.9 million primarily related to underperforming stores, partially offset by gains from the sale of assets of $63.8 million.
Goodwill Impairment

No goodwill impairment was recorded in fiscal 2019 and fiscal 2018, compared to $142.3 million in fiscal 2017.
Interest Expense, Net

Interest expense, net was $698.0 million in fiscal 2019, $830.8 million in fiscal 2018 and $874.8 million in fiscal 2017. The decrease in Interest expense, net for fiscal 2019 compared to fiscal 2018 is primarily due to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during fiscal 2019 was 6.4%, excluding amortization of debt discounts and deferred financing costs. The weighted average interest rate during fiscal 2018 and fiscal 2017 was 6.6% and 6.5%, respectively.

The following details our components of Interest expense, net for the respective fiscal years (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
ABL Facility, senior secured and unsecured notes, term loans and debentures	$565.3	$698.3	$701.5
Finance lease obligations	79.8	81.8	96.3
Deferred financing costs	39.8	42.7	56.1
Debt discounts	34.1	20.3	16
Other interest (income) expense	(21.0)	(12.3)	4.9
Interest expense, net	$698.0	$830.8	$874.8
Loss (Gain) on Debt Extinguishment
During fiscal 2019, we completed a cash tender offer and early redemption of Safeway notes and NALP Notes with a par value of $437.0 million and a book value of $397.0 million for $415.3 million. We also repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million. On February 5, 2020, we repaid $2,349.8 million of aggregate principal amount outstanding under our term loan facilities, which represented the entire outstanding term loan balance. In connection with the term loan repayment, we expensed $15.2 million of previously deferred financing costs and $29.9 million of original issue discount. Including fees, we recognized an aggregate loss on debt extinguishment related to the tender offer, various repurchases of notes and term loan repayment of $111.4 million.
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
Other Expense (Income), Net
For fiscal 2019, Other expense, net was $28.5 million primarily driven by recognized losses on interest rate swaps, partially offset by non-service cost components of net pension and post-retirement expense. For fiscal 2018, Other income, net was $104.4 million primarily driven by adjustments related to acquisition-related contingent consideration, gains related to non-operating minority investments and non-service cost components of net pension and post-retirement expense. For fiscal 2017, Other income, net was $9.2 million primarily driven by changes in our equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley"), changes in the fair value of the contingent value rights ("CVRs"), non-service cost components of net pension and post-retirement expense and gains and losses on the sale of non-operating minority investments.

Income Taxes
Income tax was an expense of $132.8 million in fiscal 2019 and a benefit of $78.9 million in fiscal 2018 and $963.8 million in fiscal 2017. Prior to the Reorganization Transactions, a substantial portion of our businesses and assets were held and operated by limited liability companies, which are generally not subject to entity-level federal or state income taxation. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for a discussion and definition of the "Reorganization Transactions." On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, which resulted in a significant ongoing benefit to us, primarily due to the reduction in the corporate tax rate from 35% to 21% and the ability to accelerate depreciation deductions for qualified property purchases.
The components of the change in income taxes for the last three fiscal years were as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income tax expense (benefit) at federal statutory rate	$125.8	$11.0	$(301.5)
State income taxes, net of federal benefit	32.3	0.7	(39.8)
Change in valuation allowance	(7.2)	(3.3)	(218.0)
Unrecognized tax benefits	7.7	(16.2)	(36.5)
Member loss	—	—	83.1
Charitable donations	(6.9)	(4.4)	—
Tax credits	(23.5)	(10.8)	(9.1)
Tax Cuts and Jobs Act	—	(56.9)	(430.4)
CVR liability adjustment	—	—	(20.3)
Reorganization of limited liability companies	—	—	46.7
Nondeductible equity-based compensation expense	1.0	3.8	1.6
Other	3.6	(2.8)	(39.6)
Income tax expense (benefit)	$132.8	$(78.9)	$(963.8)

As a result of the Tax Act, we recorded a net non-cash tax benefit of $56.9 million and $430.4 million in fiscal 2018 and fiscal 2017, respectively, primarily due to the lower corporate tax rate. The income tax benefit in fiscal 2017 includes a net $218.0 million non-cash benefit from the reversal of a valuation allowance, partially offset by an increase of $46.7 million in net deferred tax liabilities from our limited liability companies related to the Reorganization Transactions.

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

For fiscal 2019, Adjusted EBITDA was $2.8 billion, or 4.5% of Net sales and other revenue, compared to $2.7 billion, or 4.5% of Net sales and other revenue, for fiscal 2018. The increase in Adjusted EBITDA reflects our identical sales increase and higher gross profit margin, including fuel margins, and the additional week in fiscal 2019, partially offset by incremental rent expense and occupancy costs, largely driven by sale leaseback transactions, and investments in strategic initiatives, including digital and technology.
The following is a reconciliation of Net income to Adjusted EBITDA (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net income	$466.4	$131.1	$46.3
Depreciation and amortization	1,691.3	1,738.8	1,898.1
Interest expense, net	698.0	830.8	874.8
Income tax expense (benefit)	132.8	(78.9)	(963.8)
EBITDA	2,988.5	2,621.8	1,855.4

Loss (gain) on interest rate and commodity hedges, net	50.6	(1.3)	(6.2)
Facility closures and related transition costs (1)	18.3	13.4	12.4
Integration costs (2)	37.0	186.3	156.2
Acquisition-related costs (3)	23.5	73.4	61.5
Loss (gain) on debt extinguishment	111.4	8.7	(4.7)
Equity-based compensation expense	32.8	47.7	45.9
(Gain) loss on property dispositions and impairment losses, net	(484.8)	(165.0)	66.7
Goodwill impairment	—	—	142.3
LIFO expense	18.4	8.0	3.0
Miscellaneous adjustments (4)	38.7	(51.7)	65.4
Adjusted EBITDA (5)	$2,834.4	$2,741.3	$2,397.9
(1) Includes costs related to facility closures and the transition to our decentralized operating model. Fiscal 2019 includes closure costs related to the discontinuation of our meal kit subscription delivery operations
(2) Related to conversion activities and related costs associated with integrating acquired businesses, primarily the Safeway acquisition.
(3) Includes expenses related to acquisitions (including the mutually terminated merger with Rite Aid Corporation in fiscal 2018) and expenses related to management fees of $13.8 million incurred in each fiscal year in connection with acquisition and financing activities.
(4) Miscellaneous adjustments include the following:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Non-cash lease-related adjustments	$21.2	$(13.7)	$(5.9)
Lease and lease-related costs for surplus and closed stores	21.5	19.5	23.3
Net realized and unrealized gain on non-operating investments	(1.1)	(17.2)	(5.1)
Adjustments to contingent consideration	—	(59.3)	—
Costs related to initial public offering and reorganization transactions	4.1	1.6	8.7
Changes in our equity method investment in Casa Ley and related CVR adjustments	—	—	53.8
Certain legal and regulatory accruals and settlements, net	(22.2)	4.0	(13.7)
Other (a)	15.2	13.4	4.3
Total miscellaneous adjustments	$38.7	$(51.7)	$65.4
(a) Primarily includes adjustments for unconsolidated equity investments.
(5) Fiscal 2019 includes an estimated $54 million of incremental Adjusted EBITDA due to the impact of the additional week in fiscal 2019's 53-week annual period.

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow, which we define as Adjusted EBITDA less capital expenditures (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net cash provided by operating activities	$1,903.9	$1,687.9	$1,018.8
Income tax expense (benefit)	132.8	(78.9)	(963.8)
Deferred income taxes	5.9	81.5	1,094.1
Interest expense, net	698.0	830.8	874.8
Operating lease right-of-use assets amortization	(570.3)	—	—
Changes in operating assets and liabilities	575.9	(176.2)	222.1
Amortization and write-off of deferred financing costs	(39.8)	(42.7)	(56.1)
Acquisition and integration costs	60.5	259.7	217.7
Pension and post-retirement (income) expense, net of contributions	13.0	174.8	22.8
Other adjustments	54.5	4.4	(32.5)
Adjusted EBITDA	2,834.4	2,741.3	2,397.9
Less: capital expenditures	(1,475.1)	(1,362.6)	(1,547.0)
Adjusted Free Cash Flow	$1,359.3	$1,378.7	$850.9

LIQUIDITY AND FINANCIAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash at the end of each period (in millions):

	February 29, 2020	February 23, 2019	February 24, 2018
Cash and cash equivalents and restricted cash at end of period	$478.9	$967.7	$680.8
Cash flows provided by operating activities	1,903.9	1,687.9	1,018.8
Cash flows used in investing activities	(378.5)	(86.8)	(469.0)
Cash flows used in financing activities	(2,014.2)	(1,314.2)	(1,098.1)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1,903.9 million during fiscal 2019 compared to net cash provided by operating activities of $1,687.9 million during fiscal 2018. The increase in net cash flow from operating activities during fiscal 2019 compared to fiscal 2018 was primarily due to improvements in Adjusted EBITDA, principally reflecting the results in fiscal 2019 compared to fiscal 2018, lower acquisition and integration costs, lower contributions to defined benefit pension plans and post-retirement benefit plans, a decrease in cash paid for interest and the additional week in fiscal 2019, partially offset by an increase in cash paid for income taxes primarily related to sale leaseback transactions and changes in working capital.
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

Net Cash Used In Investing Activities
Net cash used in investing activities during fiscal 2019 was $378.5 million primarily due to payments for property and equipment, including lease buyouts, of $1,475.1 million, partially offset by proceeds from the sale of assets of $1,096.7 million. Payments for property and equipment included the opening of 14 new stores, completion of 243 upgrades and remodels and continued investment in digital and eCommerce technology. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs, during the second quarter of fiscal 2019 and certain other property dispositions during fiscal 2019.
Net cash used in investing activities during fiscal 2018 was $86.8 million primarily due to payments for property and equipment, including lease buyouts, of $1,362.6 million, which includes approximately $70 million of Safeway integration-related capital expenditures, partially offset by proceeds from the sale of assets of $1,252.0 million. Payments for property and equipment included the opening of six new stores, completion of 128 upgrades and remodels and continued investment in digital and eCommerce technology. Asset sale proceeds primarily relate to the sale and leaseback of seven of our distribution center properties during fiscal 2018 and other property dispositions.
Net cash used in investing activities during fiscal 2017 was $469.0 million primarily due to payments for property and equipment, including lease buyouts, of $1,547.0 million, which includes approximately $200 million of Safeway integration-related capital expenditures, and payments for business acquisitions of $148.8 million, partially offset by proceeds from the sale of assets of $939.2 million and proceeds from the sale of our equity method investment in Casa Ley of $344.2 million. Asset sale proceeds primarily relate to the sale and leaseback of 94 store properties during the third and fourth quarters of fiscal 2017.
In fiscal 2020, we expect to spend approximately $1.5 billion in capital expenditures, or approximately 2.4% of our sales in fiscal 2019, as follows, which does not reflect any incremental investments in technology and other initiatives we may consider in light of the coronavirus (COVID-19) pandemic (in millions):

Projected Fiscal 2020 Capital Expenditures
New stores and remodels	$550.0
IT	375.0
Real estate and expansion capital	100.0
Maintenance	350.0
Supply chain	125.0
Total	$1,500.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $2,014.2 million in fiscal 2019 consisting of payments on long-term debt and finance leases of $5,785.9 million, partially offset by proceeds from the issuance of long-term debt of $3,874.0 million. Payments on long-term debt principally consisted of the term loan repayments, tender offer and various repurchases of notes, as further discussed below.
Net cash used in financing activities was $1,314.2 million in fiscal 2018 consisting of payments on long-term debt and finance leases of $3,179.8 million, partially offset by proceeds from the issuance of long-term debt of $1,969.8 million. Proceeds from the issuance of long-term debt and payments of long-term debt consisted of the issuance of the 2026 Notes, the issuance and subsequent redemption of the $750.0 million floating rate senior secured notes as a result of the terminated merger with Rite Aid Corporation, borrowings and repayments under our asset-based loan facility, the repayment of term loans in connection with the refinancing and repurchase of Safeway's notes.
Net cash used in financing activities was $1,098.1 million in fiscal 2017 due primarily to payments on long-term debt and capital lease obligations of $977.8 million, payment of the Casa Ley CVR and a member distribution of $250.0 million, partially offset by proceeds from the issuance of long-term debt.

Debt Management
Total debt, including both the current and long-term portions of finance lease obligations and net of debt discounts and deferred financing costs, decreased $1.9 billion to $8.7 billion as of the end of fiscal 2019 compared to $10.6 billion as of the end of fiscal 2018.
Outstanding debt, including current maturities and net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 29, 2020
Notes and debentures	$7,992.6
Finance leases	666.7
Other notes payable and mortgages	55.4
Total debt, including finance leases	$8,714.7

On February 5, 2020, we completed the issuance of $750.0 million in aggregate principal amount of new 2023 Notes, $600.0 million in aggregate principal amount of Additional 2027 Notes and $1,000.0 million in aggregate principal amount of new 2030 Notes (together with the 2023 Notes and Additional 2027 Notes, the "New Notes"). The net proceeds received from the issuance of the New Notes, together with approximately $18 million of cash on hand, were used to prepay in full the $2,349.8 million of aggregate principal amount outstanding of our then existing term loan facility and pay fees and expenses related to the term loan repayment and the issuance of the New Notes.
On November 22, 2019, we completed the issuance of $750.0 million in aggregate principal amount of 2027 Notes. Also on November 22, 2019, we repaid approximately $743 million in aggregate principal amount outstanding under our term loan facilities which was to mature on November 17, 2025, along with accrued and unpaid interest and fees and expenses, with the proceeds from the issuance of the 2027 Notes.
On August 15, 2019, we repaid approximately $1,571 million in aggregate principal amount outstanding under our term loan facilities, along with accrued and unpaid interest and fees and expenses, using cash on hand and proceeds from the issuance of the 2028 Notes. Contemporaneously with the term loan repayment, we refinanced the remaining amounts outstanding with new term loan tranches. The new tranches consisted of $3.1 billion in aggregate principal, of which $1,500.0 million was to mature on November 17, 2025 and $1,600.0 million was to mature on August 17, 2026. The new loans amortized, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount. The new loans bore interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 1.75% or (b) LIBOR plus 2.75%, subject to a 0.75% floor.
Also on August 15, 2019, we completed the issuance of $750.0 million in aggregate principal amount of 2028 Notes. Proceeds from the 2028 Notes were used to partially fund the August 15, 2019 term loan repayment discussed above.
On May 24, 2019, we completed a cash tender offer and early redemption of $34.1 million of Safeway notes and $402.9 million of NALP Notes for an aggregate of $415.3 million in cash plus accrued and unpaid interest. During fiscal 2019, we also repurchased NALP Notes on the open market with an aggregate par value of $553.9 million for $547.5 million in cash plus accrued and unpaid interest.

During the second quarter of fiscal 2019, we completed the sale and leaseback of 53 store properties and one distribution center, through three separate transactions, for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale leaseback transactions, we entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties is approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale leaseback and operating lease accounting, and we recorded total gains of $463.6 million, which is included as a component of (Gain) loss on property dispositions and impairment losses, net. We also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $602.5 million.
Liquidity and Factors Affecting Liquidity
We estimate our liquidity needs over the next fiscal year to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility. See "Contractual Obligations" for a more detailed description of our commitments as of the end of fiscal 2019.

As of February 29, 2020, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3.4 billion (net of letter of credit usage). On March 12, 2020, we provided notice to the lenders of the ABL Borrowing, so that a total of $2.0 billion (excluding $454.5 million in letters of credit) was outstanding immediately following the borrowing. We increased our borrowings under the ABL Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. In accordance with the terms of the ABL Facility, the proceeds from the ABL Borrowing may in the future be used for working capital, general corporate or other purposes permitted by the ABL Facility, but there is no guarantee how or when we will use the proceeds.
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
During fiscal 2019 and fiscal 2018, there were no financial maintenance covenants in effect under the ABL Facility because the conditions listed above had not been met.
See Note 7 - Long-term debt and finance lease obligations in our consolidated financial statements, included elsewhere in this document, for additional information.

CONTRACTUAL OBLIGATIONS
The table below presents our significant contractual obligations as of February 29, 2020 (in millions) (1):

	Payments Due Per Year
	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (2)	$8,162.2	$138.0	$882.3	$1,268.4	$5,873.5
Estimated interest on long-term debt (3)	3,145.2	460.0	908.3	807.6	969.3
Operating leases (4)	9,159.4	891.8	1,795.0	1,504.4	4,968.2
Finance leases (4)	1,034.0	136.2	262.1	212.4	423.3
Other long-term liabilities (5)	1,247.4	404.0	380.2	156.0	307.2
Purchase obligations (6)	530.5	152.4	119.2	107.5	151.4
Total contractual obligations	$23,278.7	$2,182.4	$4,347.1	$4,056.3	$12,692.9
(1) The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled $11.0 million in fiscal 2019 and is expected to total $69.5 million in fiscal 2020. This table excludes contributions under various multiemployer pension plans, which totaled $469.3 million in fiscal 2019 and is expected to total approximately $500 million in fiscal 2020.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See Note 7 - Long-term debt and finance lease obligations in our consolidated financial statements, included elsewhere in this document, for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate as of February 29, 2020. See Note 7 - Long-term debt and finance lease obligations in our consolidated financial statements, included elsewhere in this document, for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, deferred cash consideration related to DineInFresh, Inc. (Plated), and the $75.0 million of withdrawal liability settlement related to Safeway's previous closure of its Dominick's division. The table excludes the unfunded pension and postretirement benefit obligation of $793.4 million. The amount of unrecognized tax benefits of $373.8 million as of February 29, 2020 has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Excludes contingent consideration because the timing and settlement is uncertain. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 29, 2020, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.
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

We are liable for certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, we could be responsible for the lease obligation. See Note 13 - Commitments and contingencies and off balance sheet arrangements in our consolidated financial statements, included elsewhere in this document, for additional information. Because of the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.

In the ordinary course of business, we enter into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.
Letters of Credit
We had letters of credit of $454.5 million outstanding as of February 29, 2020. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

NEW ACCOUNTING POLICIES

See Note 1 - Description of business, basis of presentation and summary of significant accounting policies in our consolidated financial statements, included elsewhere in this document, for new accounting pronouncements which have been adopted.
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
Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $77.4 million, $36.3 million and $100.9 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
Goodwill

As of February 29, 2020, our goodwill totaled $1.2 billion, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

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

Goodwill has been allocated to all of our reporting units, and none of our reporting units have a zero or negative carrying amount of net assets. As of February 29, 2020, there are two reporting units with no goodwill due to the impairment loss recorded during the second quarter of the fiscal year ended February 24, 2018. There are ten reporting units with an aggregate goodwill balance of $1,132.0 million, of which the fair value of each reporting unit was substantially in excess of its carrying value, which indicates a remote likelihood of a future impairment loss. There is one reporting unit with a goodwill balance of $51.3 million where it is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of the reporting unit could cause us to recognize impairment charges on a portion of the goodwill balance within the reporting unit. For example, a future decline in market conditions, continued underperformance of this reporting unit or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of this reporting unit and lead to future impairment charges.

The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2019, fiscal 2018 and fiscal 2017 did not result in impairment.
Employee Benefit Plans

Substantially all of our employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans, in addition to defined benefit plans for certain Safeway, Shaw's and United employees. Certain employees participate in a long-term retention incentive bonus plan. We also provide certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement. Most union employees participate in multiemployer retirement plans pursuant to collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by us.
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
The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. We have elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We utilized weighted discount rates of 4.17% and 4.12% for our pension plan expenses for fiscal 2019 and fiscal 2018, respectively. To determine the expected rate of return on pension plan assets held by us for fiscal 2019, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. Our weighted assumed pension plan investment rate of return was 6.36% and 6.38% for fiscal 2019 and fiscal 2018, respectively. See Note 11 - Employee benefit plans and collective bargaining agreements in our consolidated financial statements, included elsewhere in this document, for more information on the asset allocations of pension plan assets.
Sensitivity to changes in the major assumptions used in the calculation of our pension and other post-retirement plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease / (Increase)	Expense Decrease / (Increase)
Discount rate	+/- 1.00%	$216.1 / $(265.4)	$11.2 / $(11.3)
Expected return on assets	+/- 1.00%	- / -	$17.3 / $(17.3)

In fiscal 2019 and fiscal 2018, we contributed $11.0 million and $199.3 million, respectively, to our pension and post-retirement plans. We expect to contribute $69.5 million to our pension and post-retirement plans in fiscal 2020.
Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. See Note 10 - Income taxes in our consolidated financial statements, included elsewhere in this document, for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 29, 2020, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2007. Tax years 2007 through 2018 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and commodity prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. Our market risk exposures related to interest rates and commodity prices are discussed below.
Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. As further described in Note 7 - Long-term debt and finance lease obligations, we significantly reduced our exposure to changes in LIBOR, which is the designated benchmark we hedge, with the extinguishment of our term loan facility on February 5, 2020. In connection with the term loan extinguishment, we discontinued hedge accounting, and changes in the fair value of these instruments are recognized in earnings. We continue to make scheduled payments on the swaps that were previously designated as cash flow hedges of our term loan facility in accordance with the terms of the contracts.

As a result of the term loan extinguishment, our principal exposure to LIBOR now relates to our ABL Facility, and we believe a 100 basis point increase on our variable interest rates would not have a material impact our interest expense.

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

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$138.0	$131.2	$751.1	$1.2	$1,267.2	$5,873.5	$8,162.2	$8,486.2
Weighted average interest rate (1)	3.97%	4.76%	3.50%	5.22%	6.66%	5.81%	5.68%
(1) Excludes debt discounts and deferred financing costs.

	Pay Fixed / Receive Variable
	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
Interest Rate Swaps
Average Notional amount outstanding	$1,957.0	$1,653.0	$593.0	$49.0	$—	$—
Average pay rate	2.82%	2.83%	2.94%	2.94%	0.0%	0.0%
Average receive rate	.75%	.75%	.75%	.75%	0.0%	0.0%
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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Albertsons Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and its subsidiaries (the "Company") as of February 29, 2020 and February 23, 2019, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders'/member equity for the 53 weeks ended February 29, 2020, the 52 weeks ended February 23, 2019 and the 52 weeks ended February 24, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 23, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective February 24, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective transition method. The impact to the financial statements as the result of this adoption was material.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
May 5, 2020

We have served as the Company's auditor since 2006.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 29, 2020	February 23, 2019
ASSETS
Current assets
Cash and cash equivalents	$470.7	$926.1
Receivables, net	525.3	586.2
Inventories, net	4,352.5	4,332.8
Prepaid assets	255.0	316.2
Other current assets	127.8	88.7
Total current assets	5,731.3	6,250.0

Property and equipment, net	9,211.9	9,861.3
Operating lease right-of-use assets	5,867.4	—
Intangible assets, net	2,087.2	2,834.5
Goodwill	1,183.3	1,183.3
Other assets	654.0	647.5
TOTAL ASSETS	$24,735.1	$20,776.6

LIABILITIES
Current liabilities
Accounts payable	$2,891.1	$2,918.7
Accrued salaries and wages	1,126.0	1,054.7
Current maturities of long-term debt and finance lease obligations	221.4	148.8
Current operating lease obligations	563.1	—
Current portion of self-insurance liability	308.9	306.8
Taxes other than income taxes	318.1	309.0
Other current liabilities	475.7	414.7
Total current liabilities	5,904.3	5,152.7

Long-term debt and finance lease obligations	8,493.3	10,437.6
Long-term operating lease obligations	5,402.8	—
Deferred income taxes	613.8	561.4
Long-term self-insurance liability	838.5	839.5
Other long-term liabilities	1,204.3	2,334.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of February 29, 2020 and February 23, 2019, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 279,597,312 and 277,882,010 shares issued and outstanding as of February 29, 2020 and February 23, 2019, respectively	2.8	2.8
Additional paid-in capital	1,827.3	1,814.2
Treasury stock, at cost, 1,772,018 shares held as of February 29, 2020 and February 23, 2019, respectively	(25.8)	(25.8)
Accumulated other comprehensive (loss) income	(118.5)	91.3
Retained earnings (accumulated deficit)	592.3	(431.8)
Total stockholders' equity	2,278.1	1,450.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,735.1	$20,776.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)

	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018
Net sales and other revenue	$62,455.1	$60,534.5	$59,924.6
Cost of sales	44,860.9	43,639.9	43,563.5
Gross profit	17,594.2	16,894.6	16,361.1

Selling and administrative expenses	16,641.9	16,272.3	16,208.7
(Gain) loss on property dispositions and impairment losses, net	(484.8)	(165.0)	66.7
Goodwill impairment	—	—	142.3
Operating income (loss)	1,437.1	787.3	(56.6)

Interest expense, net	698.0	830.8	874.8
Loss (gain) on debt extinguishment	111.4	8.7	(4.7)
Other expense (income), net	28.5	(104.4)	(9.2)
Income (loss) before income taxes	599.2	52.2	(917.5)

Income tax expense (benefit)	132.8	(78.9)	(963.8)
Net income	$466.4	$131.1	$46.3

Other comprehensive income (loss), net of tax:
(Loss) gain on interest rate swaps	(3.4)	(15.5)	47.0
Recognition of pension (loss) gain	(210.5)	(83.1)	92.2
Foreign currency translation adjustment	0.3	(0.3)	65.0
Other	3.8	(0.9)	(0.3)
Other comprehensive (loss) income	$(209.8)	$(99.8)	$203.9

Comprehensive income	$256.6	$31.3	$250.2

Net income per common share:
Basic net income per common share	$1.67	$0.47	$0.17
Diluted net income per common share	1.67	0.47	0.17
Weighted average common shares outstanding:
Basic	279.6	280.1	279.7
Diluted	280.1	280.2	279.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018
Cash flows from operating activities:
Net income	$466.4	$131.1	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(484.8)	(165.0)	66.7
Goodwill impairment	—	—	142.3
Depreciation and amortization	1,691.3	1,738.8	1,898.1
Operating lease right-of-use assets amortization	570.3	—	—
LIFO expense	18.4	8.0	3.0
Deferred income tax	(5.9)	(81.5)	(1,094.1)
Pension and post-retirement benefits (income) expense	(2.0)	24.5	(0.9)
Contributions to pension and post-retirement benefit plans	(11.0)	(199.3)	(21.9)
Loss (gain) on interest rate swaps and commodity hedges, net	50.6	(1.3)	(6.2)
Amortization and write-off of deferred financing costs	39.8	42.7	56.1
Loss (gain) on debt extinguishment	111.4	8.7	(4.7)
Equity-based compensation expense	32.8	47.7	45.9
Other operating activities	2.5	(42.7)	110.3
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	60.8	28.8	21.7
Inventories, net	(38.1)	80.3	45.6
Accounts payable, accrued salaries and wages and other accrued liabilities	85.3	98.4	(158.2)
Operating lease liabilities	(584.4)	—	—
Self-insurance assets and liabilities	(4.0)	(48.7)	(55.3)
Other operating assets and liabilities	(95.5)	17.4	(75.9)
Net cash provided by operating activities	1,903.9	1,687.9	1,018.8

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(148.8)
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,475.1)	(1,362.6)	(1,547.0)
Proceeds from sale of assets	1,096.7	1,252.0	939.2
Proceeds from sale of Casa Ley	—	—	344.2
Other investing activities	(0.1)	23.8	(56.6)
Net cash used in investing activities	(378.5)	(86.8)	(469.0)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$3,874.0	$1,969.8	$290.0
Payments on long-term borrowings	(5,676.6)	(3,082.3)	(870.6)
Payments of obligations under finance leases	(109.3)	(97.5)	(107.2)
Payments for debt financing costs	(53.2)	(27.0)	(1.5)
Payment of Casa Ley contingent value right	—	—	(222.0)
Employee tax withholding on vesting of phantom units	(18.8)	(15.3)	(17.5)
Member distributions	—	—	(250.0)
Purchase of treasury stock, at cost	—	(25.8)	—
Proceeds from financing leases	—	—	137.6
Other financing activities	(30.3)	(36.1)	(56.9)
Net cash used in financing activities	(2,014.2)	(1,314.2)	(1,098.1)

Net (decrease) increase in cash and cash equivalents and restricted cash	(488.8)	286.9	(548.3)
Cash and cash equivalents and restricted cash at beginning of period	967.7	680.8	1,229.1
Cash and cash equivalents and restricted cash at end of period	$478.9	$967.7	$680.8

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,475.1)	$(1,362.6)	$(1,547.0)
Payments for lease buyouts	7.7	18.9	26.5
Total payments for capital investments, excluding lease buyouts	$(1,467.4)	$(1,343.7)	$(1,520.5)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$—	$6.0	$31.0
Purchases of property and equipment included in accounts payable	230.8	243.1	179.7
Interest and income taxes paid:
Interest paid, net of amount capitalized	718.5	805.9	813.5
Income taxes paid	228.8	18.2	15.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' / Member Equity
(in millions, except share data)

	Albertsons Companies, LLC			Albertsons Companies, Inc.
	Member investment	Accumulated other comprehensive income (loss)	(Accumulated deficit) / Retained earnings	Common Stock		Additional paid in capital	Treasury Stock	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders' / member equity
				Shares	Amount
Balance as of February 25, 2017	$1,999.3	$(12.8)	$(615.3)	—	$—	$—	$—	$—	$—	$1,371.2
Equity-based compensation prior to Reorganization Transactions	24.6	—	—	—	—	—	—	—	—	24.6
Employee tax withholding on vesting of phantom units prior to Reorganization Transactions	(17.4)	—	—	—	—	—	—	—	—	(17.4)
Member distribution	(250.0)	—	—	—	—	—	—	—	—	(250.0)
Other member activity	(1.6)	—	—	—	—	—	—	—	—	(1.6)
Net loss prior to Reorganization Transactions	—	—	(342.0)	—	—	—	—	—	—	(342.0)
Other comprehensive income, net of tax prior to Reorganization Transactions	—	39.3	—	—	—	—	—	—	—	39.3
Reorganization Transactions	(1,754.9)	(26.5)	957.3	279,654,028	2.8	1,752.1	—	26.5	(957.3)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	—	21.3	—	—	—	21.3
Employee tax withholding on vesting of phantom units after Reorganization Transactions	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income after Reorganization Transactions	—	—	—	—	—	—	—	—	388.3	388.3
Other comprehensive income, net of tax after Reorganization Transactions	—	—	—	—	—	—	—	164.6	—	164.6
Balance as of February 24, 2018	—	—	—	279,654,028	2.8	1,773.3	—	191.1	(569.0)	1,398.2
Equity-based compensation	—	—	—	—	—	47.7	—	—	—	47.7
Employee tax withholding on vesting of phantom units	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Treasury stock purchases, at cost	—	—	—	(1,772,018)	—	—	(25.8)	—	—	(25.8)
Reorganization Transactions	—	—	—	—	—	13.1	—	—	—	13.1
Other activity	—	—	—	—	—	(4.6)	—	—	6.1	1.5
Net income	—	—	—	—	—	—	—	—	131.1	131.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(99.8)	—	(99.8)
Balance as of February 23, 2019	—	—	—	277,882,010	2.8	1,814.2	(25.8)	91.3	(431.8)	1,450.7
Issuance of common stock to Company's parents	—	—	—	1,715,302	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	32.8	—	—	—	32.8
Employee tax withholding on vesting of phantom units	—	—	—	—	—	(18.8)	—	—	—	(18.8)
Adoption of new accounting standards, net of tax	—	—	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	—	—	466.4	466.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(226.4)	—	(226.4)
Other activity	—	—	—	—	—	(0.9)	—	—	(0.3)	(1.2)
Balance as of February 29, 2020	$—	$—	$—	279,597,312	$2.8	$1,827.3	$(25.8)	$(118.5)	$592.3	$2,278.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 29, 2020, operated 2,252 retail stores together with 402 associated fuel centers, 23 dedicated distribution centers, 20 manufacturing facilities and various online platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States under the banners Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street and Haggen. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

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

Prior to December 3, 2017, ACI had no material assets or operations. On December 3, 2017, Albertsons Companies, LLC ("ACL") and its parent, AB Acquisition LLC, a Delaware limited liability company ("AB Acquisition"), completed a reorganization of its legal entity structure whereby the existing equityholders of AB Acquisition each contributed their equity interests in AB Acquisition to Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). In exchange, equityholders received a proportionate share of units in Albertsons Investor and KIM ACI, respectively. Albertsons Investor and KIM ACI then contributed all of the AB Acquisition equity interests they received to ACI in exchange for common stock issued by ACI. As a result, Albertsons Investor and KIM ACI became the parents of ACI, owning all of its outstanding common stock, with AB Acquisition and its subsidiary, ACL, becoming wholly-owned subsidiaries of ACI. On February 25, 2018, ACL merged with and into ACI, with ACI as the surviving corporation (such transactions, collectively, the "Reorganization Transactions"). Prior to February 25, 2018, substantially all of the assets and operations of ACI were those of its subsidiary, ACL. The Reorganization Transactions were accounted for as a transaction between entities under common control and, accordingly, there was no change in the basis of the underlying assets and liabilities. The Consolidated Financial Statements are reflective of the changes that occurred as a result of the Reorganization Transactions. Prior to February 25, 2018, the Consolidated Financial Statements of ACI reflect the net assets and operations of ACL.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically the reclassification of gains and losses from property dispositions and impairment losses from Selling and administrative expenses to (Gain) loss on property dispositions and impairment losses, net on the Consolidated Statements of Operations and Comprehensive Income.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks. For the fiscal year ended February 29, 2020, the fourth quarter consisted of 13 weeks, and the fiscal year consisted of 53 weeks. For each of the prior years presented, the fiscal year consisted of 52 weeks.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $501.8 million and $364.5 million as of February 29, 2020 and February 23, 2019, respectively.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $8.2 million and $41.6 million of restricted cash as of February 29, 2020 and February 23, 2019, respectively.

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

As of February 29, 2020 and February 23, 2019, approximately 85.6% and 85.9%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $143.5 million and $125.1 million as of February 29, 2020 and February 23, 2019, respectively. During fiscal 2019, fiscal 2018 and fiscal 2017, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2019, fiscal 2018 and fiscal 2017 purchases. As a result, cost of sales decreased by $12.9 million, $18.1 million and $16.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Cost for the remaining inventories, which represents perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

Assets held for sale: Assets held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as a single asset and liability in Company's Consolidated Balance Sheets. As of February 29, 2020, and February 23, 2019, immaterial amounts of assets and liabilities held for sale are recorded in other current assets and other current liabilities, respectively.

Property and equipment, net: Property and equipment is recorded at cost or fair value for assets acquired as part of a business combination, and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings - seven to 40 years; leasehold improvements - the shorter of the remaining lease term or ten to 20 years; fixtures and equipment - three to 20 years; and specialized supply chain equipment - six to 25 years.

Property and equipment under finance leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the asset and are amortized on the straight-line method over the lesser of the lease term or the estimated useful life. Interest capitalized on property under construction was immaterial for all periods presented.

Leases: The Company leases certain retail stores, distribution centers, office facilities and equipment from third parties. The Company determines whether a contract is or contains a lease at contract inception. Operating and finance lease assets and liabilities are recognized at the lease commencement date. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease obligations and long-term operating lease obligations on the Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, current maturities of long-term debt and finance lease obligations and long-term debt and finance lease obligations on the Consolidated Balance Sheets. Operating lease assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms, is used in calculating the present value of the sum of the lease payments. Operating lease assets are based on the lease liability, adjusted for any prepayments, lease incentives and initial direct costs incurred. The typical real estate lease period is 15 to 20 years with renewal options for varying terms and, to a limited extent, options to purchase. The Company includes renewal options that are reasonably certain to be exercised as part of the lease term.
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

Impairment of long-lived assets: The Company regularly reviews its individual stores' operating performance, together with current market conditions, for indicators of impairment. When events or changes in circumstances indicate that the carrying value of the individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairments are recorded as a component of (Gain) loss on property dispositions and impairment losses, net.

Intangible assets, net: Intangible assets with finite lives consist primarily of trade names, naming rights, customer prescription files and internally developed software. Intangible assets with finite lives are amortized on a straight-line basis over an estimated economic life ranging from three to 40 years. The Company reviews finite-lived intangible assets for impairment in accordance with its policy for long-lived assets. Intangible assets with indefinite useful lives, which are not amortized, consist of restricted covenants and liquor licenses. The Company reviews intangible assets with indefinite useful lives and tests for impairment annually on the first day of the fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The review consists of comparing the estimated fair value of the cash flows generated by the asset to the carrying value of the asset.

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

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

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

Investment in unconsolidated affiliates: The Company records equity in earnings from unconsolidated affiliates in Other income. Income from unconsolidated affiliates, excluding losses related to the disposal of the Company's investment in Casa Ley, S.A. de C.V. ("Casa Ley"), was immaterial in fiscal 2019, fiscal 2018 and fiscal 2017.

El Rancho: On November 16, 2017, the Company acquired an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer, for $100.0 million purchase consideration, consisting of $70.0 million in cash and $30.0 million of equity in the Company. The investment represents a 45% ownership interest in El Rancho which the Company is accounting for under the equity method. The Company has the option to acquire the remaining 55% of El Rancho at any time until six months after the delivery of El Rancho's financial results for the fiscal year ended December 31, 2021. If the Company elects to exercise the option to acquire the remaining equity of El Rancho, the price to be paid will be calculated using a predetermined market-based formula.

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

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 29, 2020 and February 23, 2019, the cash surrender values of the policies were $149.2 million and $158.8 million, and the balances of the policy loans were $87.8 million and $94.4 million, respectively. The net balance of the COLI policies is included in Other assets.

Derivatives: The Company entered into several pay fixed, receive variable interest rate swap contracts ("Swaps") to manage its exposure to changes in interest rates. Swaps are recognized in the Consolidated Balance Sheets at fair value. If a Swap is recorded using hedge accounting, changes in the fair value of Swaps designated as cash flow hedges are recorded in accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. Changes in fair value for Swaps that do not meet the criteria for hedge accounting, or for which the Company has not elected hedge accounting are recorded in current period earnings. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

The Company has also entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. The Company expects to take delivery of the electricity and natural gas in the normal course of business. Contracts that qualify for the normal purchase exception under derivatives and hedging accounting guidance are not recorded at fair value. Energy purchased under these contracts is expensed as delivered. The Company also manages its exposure to changes in diesel prices utilized in the Company's distribution process through the use of short-term heating oil derivative contracts. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in current period earnings.

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
The Company has reinsurance receivables of $22.5 million and $20.3 million recorded within Receivables, net and $43.9 million and $41.1 million recorded within Other assets as of February 29, 2020 and February 23, 2019, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 29, 2020	February 23, 2019
Beginning balance	$1,146.3	$1,217.7
Expense	323.4	323.5
Claim payments	(295.6)	(279.3)
Other reductions (1)	(26.7)	(115.6)
Ending balance	1,147.4	1,146.3
Less current portion	(308.9)	(306.8)
Long-term portion	$838.5	$839.5
(1) Primarily reflects actuarial adjustments for claims experience and systematic adjustments to the fair value of assumed self-insurance liabilities from acquisitions.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $218.5 million and $252.2 million as of February 29, 2020 and February 23, 2019, respectively. For eCommerce related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2019 and fiscal 2018.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $52.2 million as of February 29, 2020 and $55.9 million as of February 23, 2019.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (in millions):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$27,165.3	43.5%	$26,371.8	43.6%	$26,522.0	44.3%
Perishables (3)	25,681.8	41.1%	24,920.9	41.2%	24,583.7	41.0%
Pharmacy	5,236.8	8.4%	4,986.6	8.2%	5,002.6	8.3%
Fuel	3,430.4	5.5%	3,455.9	5.7%	3,104.6	5.2%
Other (4)	940.8	1.5%	799.3	1.3%	711.7	1.2%
Total (5)	$62,455.1	100.0%	$60,534.5	100.0%	$59,924.6	100.0%
(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.
(5) Fiscal 2019 includes approximately $1.1 billion of incremental Net sales and other revenue due to the additional 53rd week.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising costs, private label program costs and strategic sourcing program costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $72.0 million and $74.8 million as of February 29, 2020 and February 23, 2019, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were

$405.6 million, $422.3 million and $497.5 million, net of cooperative advertising allowances of $91.9 million, $101.3 million and $81.1 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Selling and administrative expenses: Selling and administrative expenses consist primarily of store and corporate employee-related costs such as salaries and wages, health and welfare, workers' compensation and pension benefits, as well as marketing and merchandising, rent, occupancy and operating costs, amortization of intangibles and other administrative costs.

Income taxes: Prior to the Reorganization Transactions, ACL was organized as a limited liability company, wholly owned by its parent, AB Acquisition. As such, income taxes in respect of these operations were payable by the equity members of AB Acquisition. Entity-level federal and state taxes were provided on ACL's Subchapter C corporation subsidiaries, and state income taxes on its limited liability company subsidiaries where applicable. Upon completion of the Reorganization Transactions, all of the operating subsidiaries became subsidiaries of Albertsons Companies, Inc., with all operations taxable as part of a consolidated group for federal and state income tax purposes. In connection with the Reorganization Transactions, in the fourth quarter of fiscal 2017, the Company recorded deferred income taxes on operations held by limited liability companies and previously taxed to the equity members. The Company's income (loss) before taxes is primarily from domestic operations.

Deferred taxes are provided for the net tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company reviews tax positions taken or expected to be taken on tax returns to determine whether and to what extent a tax benefit can be recognized. The Company evaluates its positions taken and establishes liabilities in accordance with the applicable accounting guidance for uncertain tax positions. The Company reviews these liabilities as facts and circumstances change and adjusts accordingly. The Company recognizes any interest and penalties associated with uncertain tax positions as a component of Income tax expense. The Tax Act requires a U.S. shareholder of a controlled foreign corporation to provide U.S. taxes on its share of global intangible low-taxed income ("GILTI"). The current and deferred tax impact of GILTI is not material to the Company. Accordingly, the Company will report the tax impact of GILTI as a period cost and not provide deferred taxes for the basis difference that would be expected to reverse as GILTI.

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

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through eCommerce channels. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 13 divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and eCommerce channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Recently adopted accounting standards: On February 25, 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASC Topic 842 supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a Right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. On July 30, 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative effect adjustment in the period of adoption. The new guidance requires both classifications of leases, operating and finance, to be recognized on the balance sheet. The new guidance also results in a change in naming convention for leases historically classified as capital leases. Under the new guidance, these leases are now referred to as finance leases. Consistent with prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification.
The Company adopted the guidance effective February 24, 2019 by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and as a result did not restate the prior periods presented in the Consolidated Financial Statements. The Company elected certain practical expedients permitted under the transitional guidance, including retaining historical lease classification, evaluating whether any expired contracts are or contain leases, and not applying hindsight in determining the lease term. The Company also elected the practical expedient to not separate lease and non-lease components within the lessee lease transaction for all classes of assets. Lastly, the Company elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less.
The adoption of the standard resulted in the recognition of an operating lease ROU asset of $5.3 billion and an operating lease liability of $5.4 billion. Included in the measurement of the new operating lease ROU asset is the reclassification of certain balances, including those historically recorded as lease exit cost liabilities, deferred rent and beneficial and unfavorable lease interests. The adoption also resulted in a cumulative effect transitional adjustment of $776.0 million ($574.6 million, net of tax) to retained earnings related to the elimination of $865.8 million deferred gains on sale leaseback transactions, partially offset by the recognition of $87.3 million in impairment losses on operating lease assets and the removal of $17.2 million and $14.7 million, respectively, of assets and liabilities related to finance lease obligations under previously existing build-to-suit accounting arrangements. Several other immaterial reclassifications of historical asset and liability line items were also recorded in the Company's Consolidated Balance Sheets upon adoption.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the amendments in the period of adoption. The adoption of this standard resulted in a $16.6 million adjustment to both Retained earnings (accumulated deficit) and Accumulated other comprehensive income. The standard did not have a material impact on the Company's Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

Recently issued accounting standards: In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS

Fiscal 2017

Plated

On September 20, 2017, the Company acquired DineInFresh, Inc. ("Plated"), a provider of meal kit services, for purchase consideration of $219.5 million, consisting of cash consideration of $117.3 million, deferred cash consideration with a fair value of $42.1 million, and contingent consideration with a fair value of $60.1 million on the acquisition date. The Plated acquisition was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities, with any excess of purchase price over the fair value recognized as goodwill. Net assets acquired primarily consisted of intangible assets and goodwill valued at $67.1 million and $146.2 million, respectively. Intangible assets acquired consisted of trademarks and tradenames, customer lists and software. The goodwill was primarily attributable to synergies the Company expected to achieve related to the acquisition and was allocated to the Company's operating segments which are its reporting units. In connection with the acquisition, the Company also expensed $6.3 million related to unvested equity awards of Plated. The goodwill is not deductible for tax purposes. Pro forma results are not presented as the acquisition was not considered material to the Company. Third-party acquisition-related costs were immaterial for fiscal 2017 and were expensed as incurred as a component of Selling and administrative expenses. As of February 29, 2020, there was $25.0 million remaining to be paid in deferred consideration and no amount is expected to be paid in contingent consideration.

MedCart

On May 31, 2017, the Company acquired MedCart Specialty Pharmacy for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is deductible for tax purposes. Pro forma results are not presented, as the acquisition was not considered material to the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 29, 2020	February 23, 2019
Land	$2,119.2	$2,382.7
Buildings	4,720.0	4,968.4
Property under construction	669.3	652.2
Leasehold improvements	1,706.6	1,468.3
Fixtures and equipment	5,802.4	5,132.1
Property and equipment under finance leases	882.5	970.8
Total property and equipment	15,900.0	15,574.5

Accumulated depreciation and amortization	(6,688.1)	(5,713.2)
Total property and equipment, net	$9,211.9	$9,861.3

Depreciation expense was $1,244.7 million, $1,257.7 million and $1,330.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Amortization expense related to finance lease assets was $90.2 million, $101.4 million and $120.2 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Fixed asset impairment losses of $21.8 million, $31.0 million and $78.8 million were recorded as a component of (Gain) loss on property dispositions and impairment losses, net in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The impairment losses primarily relate to assets in underperforming stores, certain surplus properties and fiscal 2019 also includes certain leasehold interests and equipment related to the Plated meal kit subscription and delivery business.

NOTE 4 - INTANGIBLE ASSETS
The Company's Intangible assets, net consisted of the following (in millions):

		February 29, 2020			February 23, 2019
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,912.1	$(264.6)	$1,647.5	$1,959.1	$(231.7)	$1,727.4
Beneficial lease rights (1)	12	—	—	—	892.0	(410.6)	481.4
Customer prescription files	5	1,472.1	(1,440.9)	31.2	1,483.4	(1,276.1)	207.3
Internally developed software	3	780.0	(465.2)	314.8	672.4	(348.1)	324.3
Other intangible assets (2)	3 to 6	51.7	(44.1)	7.6	22.4	(14.4)	8.0
Total finite-lived intangible assets		4,215.9	(2,214.8)	2,001.1	5,029.3	(2,280.9)	2,748.4
Liquor licenses and restricted covenants	Indefinite	86.1	—	86.1	86.1	—	86.1
Total intangible assets, net		$4,302.0	$(2,214.8)	$2,087.2	$5,115.4	$(2,280.9)	$2,834.5

(1) Upon adoption of ASU 2016-02 - "Leases (Topic 842)", beneficial lease rights were reclassified and included in operating lease right-of-use assets. See Note 1 - Description of business, basis of presentation and summary of significant accounting policies for additional information.
(2) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $355.8 million, $379.7 million and $447.4 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2020	$159.4
2021	137.8
2022	120.0
2023	85.8
2024	59.7
Thereafter	1,438.4
Total	$2,001.1

Intangible asset impairment losses of $34.1 million, $5.3 million and $22.1 million were recorded as a component of (Gain) loss on property dispositions and impairment losses, net, in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The fiscal 2019 impairment loss was driven by the continued under performance of the Plated meal kit subscription and delivery operations and primarily relates to the Plated tradename, and to a lesser extent, certain other Plated intangible assets. The fair value was determined using an income approach which included a relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rate, royalty rate, discount rate and estimated tax rate. Fiscal 2018 and fiscal 2017 impairment losses primarily relate to underperforming stores, and fiscal 2017 also includes a $12.8 million loss related to information technology assets in connection with the Company's development of a new digital platform.

NOTE 5 - FAIR VALUE MEASUREMENTS
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

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 29, 2020 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money Market	$2.0	$2.0	$—	$—
Short-term investments (1)	13.5	5.0	8.5	—
Non-current investments (2)	85.9	26.8	59.1	—
Total	$101.4	$33.8	$67.6	$—

Liabilities:
Derivative contracts (3)	$66.4	$—	$66.4	$—
Total	$66.4	$—	$66.4	$—
(1) Primarily relates to Mutual Funds (Level 1) and Corporate Bonds (Level 2). Included in Other current assets.
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

Contingent consideration obligations are a Level 3 measurement based on cash flow projections and other assumptions for the milestone performance targets. Changes in fair value of the contingent consideration are recorded in the consolidated statements of operations within Other expense (income), net.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 29, 2020, the fair value of total debt was $8,486.2 million compared to a carrying value of $8,162.2 million, excluding debt discounts and deferred financing costs. As of February 23, 2019, the fair value of total debt was $9,801.2 million compared to the carrying value of $10,086.3 million, excluding debt discounts and deferred financing costs.
Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature.

As described elsewhere in these Consolidated Financial Statements, the Company recorded a goodwill impairment loss of $142.3 million during fiscal 2017. No goodwill impairment losses were recorded during fiscal 2019 and fiscal 2018. The Company also recorded long-lived asset impairment losses of $77.4 million, $36.3 million and $100.9 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of all Swaps as of February 29, 2020 and February 23, 2019, were $2,023.0 million and $2,123.2 million, of which none and $2,065.2 million are designated as cash flow hedges, respectively, as defined by GAAP.

On February 5, 2020, the Company repaid in full the Albertsons Term Loans (as defined in Note 7 - Long-term debt and finance lease obligations ) using cash on hand and proceeds from the issuance of new notes (as further discussed in Note 7 - Long-term debt and finance lease obligations). Consequently, the Company discontinued cash flow hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on the then existing variable rate term loans. In accordance with hedge accounting guidance, the net unrealized loss of $37.1 million, associated with the discontinued hedging relationship, recorded within Accumulated other comprehensive (loss) income, was reclassified into Other expense (income), net in the Consolidated Statement of Operations and Comprehensive Income.

Activity related to the Swaps consisted of the following (in millions):

	Amount of (loss) income recognized from derivatives
Swaps designated as hedging instruments	Fiscal 2019	Fiscal 2018	Fiscal 2017	Location of (loss) income recognized from Swaps
Designated interest rate swaps	$(3.4)	$(15.5)	$47.0	Other comprehensive income (loss), net of tax

	Amount of (loss) income recognized from derivatives
Swaps not designated as hedging instruments	Fiscal 2019	Fiscal 2018	Fiscal 2017	Location of (loss) income recognized from Swaps
Undesignated, ineffective or discontinued portion of interest rate swaps	$(47.9)	$—	$0.6	Other expense (income), net

NOTE 7 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt as of February 29, 2020 and February 23, 2019, net of debt discounts of $41.3 million and $197.0 million, respectively, and deferred financing costs of $72.9 million and $65.2 million, respectively, consisted of the following (in millions):

	February 29, 2020	February 23, 2019
Senior Unsecured Notes due 2023, 2024, 2025, 2026, 2027, 2028 and 2030 interest rate of 3.50%, 6.625%, 5.750%, 7.5%, 4.625%, 5.875% and 4.875%, respectively	$6,884.5	$3,071.6
Albertsons Term Loans, interest range of 4.45% to 5.69%	—	4,610.7
Safeway Inc. Notes due 2020 to 2031, interest rate range of 3.95% to 7.45%	642.1	675.3
New Albertson's L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	466.0	1,322.3
Other notes payable, unsecured	37.2	125.4
Mortgage notes payable, secured	18.2	18.8
Finance lease obligations (see Note 8)	666.7	762.3
Total debt	8,714.7	10,586.4
Less current maturities	(221.4)	(148.8)
Long-term portion	$8,493.3	$10,437.6

As of February 29, 2020, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2020	$138.0
2021	131.2
2022	751.1
2023	1.2
2024	1,267.2
Thereafter	5,873.5
Total	$8,162.2

The Company's term loans (the "Albertsons Term Loans") had, and the ABL Facility and certain of the outstanding notes and debentures have, restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, the Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. During fiscal 2017, the Company utilized the foregoing exception in connection with distributions to equity holders (as described in Note 9 - Stockholders' Equity). The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 29, 2020.

Albertsons Term Loans

As of February 25, 2017, the Albertsons Term Loans under the Albertsons term loan agreement totaled $6,013.9 million, excluding debt discounts and deferred financing costs. The Albertsons Term Loans consisted of a Term B-4 Loan of $3,271.8 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, a Term B-5 Loan of $1,142.1 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%, and a Term B-6 Loan of $1,600.0 million with an interest rate of LIBOR, subject to a 0.75% floor, plus 3.25%.
On June 16, 2017, the Company repaid $250.0 million of the existing term loans. In connection with the repayment, the Company wrote off $7.6 million of previously deferred financing costs and original issue discount. The amounts expensed were included as a component of Interest expense, net.
On June 27, 2017, the Company entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consisted of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan. The (i) new Term B-4 Loan had a maturity date of August 25, 2021, and had an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan had a maturity date of December 21, 2022, and had an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan had a maturity date of June 22, 2023, and had an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The repricing amendment to the term loans was accounted for as a debt modification. In connection with the term loan amendment, the Company expensed $3.9 million of newly incurred financing costs and also expensed $17.8 million of previously deferred financing costs associated with the original term loans. The amounts expensed were included as a component of Interest expense, net.
On November 16, 2018, the Company repaid approximately $976 million in aggregate principal amount of the $2,976.0 million term loan tranche B-4 (the "2017 Term B-4 Loan") along with accrued and unpaid interest on such amount and fees and expenses related to the Term Loan Repayment and the 2018 Term B-7 Loan (each as defined below), for which the Company used approximately $610 million of cash on hand and approximately $410 million of borrowings under the ABL Facility (such repayment, the "Term Loan Repayment"). Substantially concurrently with the Term Loan Repayment, the Company amended the Company's Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 (as amended, the "Term Loan Agreement"), to establish a new term loan tranche and amend certain provisions of the Term Loan Agreement. The new tranche consisted of $2,000.0 million of new term B-7 loans (the "2018 Term B-7 Loan"). The 2018 Term B-7 Loan, together with cash on hand, was used to repay in full the remaining principal amount outstanding under the 2017 Term B-4 Loan (the "2018 Term Loan Refinancing"). The 2018 Term Loan Refinancing was accounted for as a debt modification or extinguishment on a lender by lender basis. In connection with the 2018 Term Loan Refinancing and Term Loan Repayment, the Company expensed $4.1 million of newly incurred financing costs and capitalized $3.6 million of new incurred financing costs and $15.0 million of original issue discount. For previously deferred financing costs and original issue discount associated with the 2017 Term B-4 Loan, the Company expensed $12.9 million of financing costs and $8.6 million of original issue discount. The amounts expensed were included as a component of Interest expense, net. The 2018 Term B-7 Loan had a maturity date of November 17, 2025. The 2018 Term B-7 Loan amortized, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount of the 2018 Term B-7 Loan (which payments will be reduced as a result of the application of prepayments in accordance with the terms therewith). The 2018 Term B-7 Loan bore interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 2.00% or (b) LIBOR, subject to a 0.75% floor, plus 3.0%.
On August 15, 2019, the Company repaid $1,570.6 million of aggregate principal amount outstanding under its term loan facilities, along with accrued and unpaid interest and fees and expenses, for which the Company used approximately $864 million of cash on hand and proceeds from the issuance of the 2028 Notes (as defined below) (such repayment, the "2019-1 Term Loan Repayment"). Contemporaneously with the 2019-1 Term Loan Repayment, the Company refinanced the remaining amounts outstanding with new term loan tranches. The new tranches consisted of $3,100.0 million in aggregate principal, of which $1,500.0 million had a maturity date of November 17, 2025 and $1,600.0 million had a maturity date of August 17, 2026. For newly incurred financing costs and original issue discount, the

Company expensed $4.2 million of financing costs and recorded $4.4 million of financing costs and $15.5 million of original issue discount as a reduction of the principal amount. For previously deferred financing costs and original issue discount, the Company expensed $15.5 million of financing costs and $13.3 million of original issue discount. The amounts expensed were included as a component of Interest expense, net.
The new loans amortized, on a quarterly basis, at a rate of 1.0% per annum of the original principal amount (which payments would have been reduced as a result of the application of prepayments in accordance with the terms therewith). The new loans bore interest, at the borrower's option, at a rate per annum equal to either (a) the base rate plus 1.75% or (b) LIBOR, subject to a 0.75% floor, plus 2.75%.
On November 22, 2019, the Company repaid $742.5 million of aggregate principal amount outstanding under its term loan facility, along with accrued and unpaid interest and fees and expenses, with the proceeds from the issuance of the 2027 Notes (as defined below) (such repayment, the "2019-2 Term Loan Repayment"). In connection with the 2019-2 Term Loan Repayment, the Company expensed $5.1 million of previously deferred financing costs and $14.3 million of original issue discount. The amounts expensed were included as a component of Interest expense, net.
On February 5, 2020, the Company repaid $2,349.8 million of aggregate principal amount outstanding under its term loan facilities, which represented the entire outstanding term loan balance, along with accrued and unpaid interest and fees and expenses, with cash on hand and the proceeds from the issuance of the New Notes (as defined below) (such repayment, the "2019-3 Term Loan Repayment"). In connection with the 2019-3 Term Loan Repayment, the Company expensed $15.2 million of previously deferred financing costs and $29.9 million of original issue discount. The amounts expensed, along with related fees, were included as a component of Loss (gain) on debt extinguishment.

The Albertsons Term Loan facilities were guaranteed by Albertsons' existing and future direct and indirect wholly owned domestic subsidiaries that were not borrowers, subject to certain exceptions. The Albertsons Term Loan facilities were secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the assets of the borrowers and guarantors (other than accounts receivable, inventory and related assets of the proceeds thereof (the "Albertsons ABL Priority Collateral")) and (ii) a second-priority lien on substantially all of the Albertsons ABL Priority Collateral.
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

During fiscal 2018, borrowings of $610.0 million under the ABL Facility were used in connection with the Term Loan Repayment and the Safeway Notes Repurchase (as defined below). The $610.0 million was repaid on December 2, 2018.

As of February 29, 2020 and February 23, 2019, there were no outstanding borrowings and the ABL LOC sub-facility had $454.5 million and $520.8 million letters of credit outstanding, respectively.

On March 12, 2020, the Company provided notice to the lenders to borrow $2.0 billion under the ABL Facility (the "ABL Borrowing"), so that a total of $2.0 billion (excluding $454.5 million in letters of credit) was outstanding immediately following the ABL Borrowing. The interest rate at the time of the ABL Borrowing under the ABL Facility was approximately 2.0% (which represents 30-day LIBOR plus 125 basis points). The Company increased its borrowings under the ABL Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19)

pandemic. In accordance with the terms of the ABL Facility, the proceeds from the ABL Borrowing may in the future be used for working capital, general corporate or other purposes permitted by the ABL Facility.

The ABL Facility is guaranteed by the Company's existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The ABL Facility is secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the ABL Facility priority collateral and (ii) a second-priority lien on substantially all other assets (other than real property). Following the 2019-3 Term Loan Repayment, the ABL Facility has a first-priority lien on substantially all other assets (other than real property). The ABL Facility contains no financial covenant unless and until (a) excess availability is less than (i) 10.0% of the lesser of the aggregate commitments and the then-current borrowing base at any time or is (ii) $250.0 million at any time or (b) an event of default is continuing. If any of such events occur, the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.
Senior Unsecured Notes

On May 31, 2016, Albertsons Companies, LLC and substantially all of its subsidiaries completed the issuance of $1,250.0 million in aggregate principal amount of 6.625% Senior Unsecured Notes (the "2024 Notes") which will mature on June 15, 2024. Interest on the 2024 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 2024 Notes are also fully and unconditionally guaranteed, jointly and severally, by each of the subsidiaries that are additional issuers under the indenture governing such notes.

On August 9, 2016, Albertsons Companies, LLC and substantially all of its subsidiaries completed the issuance of $1,250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the "2025 Notes") which will mature on March 15, 2025. Interest on the 2025 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2017. The 2025 Notes are also fully and unconditionally guaranteed, jointly and severally, by each of the subsidiaries that are additional issuers under the indenture governing such notes.
On February 5, 2019, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of 7.5% Senior Unsecured Notes which will mature on March 15, 2026 (the "2026 Notes"). Interest on the 2026 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2019. The 2026 Notes have not been and will not be registered with the SEC. The 2026 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries that are not issuers under the indenture governing such notes. A portion of the proceeds from the 2026 Notes was used to fully redeem the Safeway 5.00% Senior Notes due in 2019.
On August 15, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 5.875% Senior Unsecured Notes which will mature on February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The 2028 Notes have not been and will not be registered with the SEC. The 2028 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2028 Notes were used to partially fund the 2019-1 Term Loan Repayment.
On November 22, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 4.625% Senior Unsecured Notes which will mature on January 15, 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2020. The 2027 Notes have not been and will not be registered with the SEC. The 2027 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2027 Notes were used to fund the 2019-2 Term Loan Repayment.

On February 5, 2020, the Company completed the issuance of $750.0 million in aggregate principal amount of new 3.50% senior notes due February 15, 2023 (the "2023 Notes"), $600.0 million in aggregate principal amount of additional 2027 Notes (the "Additional 2027 Notes") and $1,000.0 million in aggregate principal amount of new 4.875% senior notes due February 15, 2030 (the "2030 Notes" and together with the 2023 Notes and Additional 2027 Notes, the "New Notes"). The net proceeds received from the issuance of the New Notes, together with approximately $18 million of cash on hand, were used to (i) to fund the 2019-3 Term Loan Repayment and (ii) pay fees and expenses related to the 2019-3 Term Loan Repayment and the issuance of the New Notes.

The Additional 2027 Notes were issued as "additional securities" under the indenture governing the outstanding 2027 Notes (the "Existing 2027 Notes"). The Additional 2027 Notes are expected to be treated as a single class with the Existing 2027 Notes for all purposes and have the same terms as those of the Existing 2027 Notes.
Interest on the 2023 Notes and 2030 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
The New Notes have not been and will not be registered with the SEC. The New Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes.
The Company, an issuer and direct or indirect parent of each of the other issuers of the 2023 Notes, the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes (and Additional 2027 Notes), the 2028 Notes and the 2030 Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers, or guarantors, as applicable, of the 2023 Notes, the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes (and Additional 2027 Notes), the 2028 Notes and the 2030 Notes are minor, individually and in the aggregate.
Safeway Notes
During fiscal 2018, Safeway repurchased its 7.45% Senior Debentures due 2027 and 7.25% Debentures due 2031 with a par value of $333.7 million and a book value of $322.4 million for $333.7 million plus accrued interest of $7.7 million (the "Safeway Notes Repurchase"). The Company recognized a loss on debt extinguishment related to the Safeway Notes Repurchase of $11.3 million.
On February 6, 2019, a portion of the net proceeds from the issuance of the 2026 Notes were used to fully redeem $268.6 million of principal of Safeway 5.00% Senior Notes due 2019, and to pay an associated make-whole premium of $3.1 million and accrued interest of $6.4 million (the "2019 Redemption"). The Company recognized a loss on debt extinguishment related to the 2019 Redemption of $3.1 million.
On May 24, 2019, the Company completed a cash tender offer and early redemption of Safeway notes with a par value of $34.1 million and a book value of $33.3 million for $32.6 million, plus accrued and unpaid interest of $0.7 million (the "Safeway Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the Safeway Tender of $0.5 million.
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

On May 24, 2019, the Company completed a cash tender offer and early redemption of NALP Notes with a par value of $402.9 million and a book value of $363.7 million for $382.7 million, plus accrued and unpaid interest of $8.2 million (the "NALP Notes Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Tender of $19.1 million.
Also during fiscal 2019, the Company repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million plus accrued and unpaid interest of $11.3 million (the "NALP Notes Repurchase"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Repurchase of $46.2 million.
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
Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing other than ABL Facility financing are recognized as a direct reduction from the carrying amount of the debt liability and amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the term of the related debt facilities using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $35.4 million and $45.1 million as of February 29, 2020 and February 23, 2019, respectively.

During fiscal 2019, total amortization of deferred financing costs of $39.8 million included $20.6 million of deferred financing costs written off in connection with the Albertsons Term Loan amendment and reductions. During fiscal 2018, total amortization of deferred financing costs of $42.7 million included $12.9 million of deferred financing costs written off in connection with the Albertsons Term Loan amendment and reductions. During fiscal 2017, total amortization of deferred financing costs of $56.1 million included $22.2 million of deferred financing costs written off in connection with the Albertsons Term Loan amendments and reductions.
Interest expense, net consisted of the following (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
ABL Facility, senior secured and unsecured notes, term loans and debentures	$565.3	$698.3	$701.5
Finance lease obligations	79.8	81.8	96.3
Deferred financing costs	39.8	42.7	56.1
Debt discounts	34.1	20.3	16.0
Other interest (income) expense	(21.0)	(12.3)	4.9
Interest expense, net	$698.0	$830.8	$874.8

NOTE 8 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,011.6
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	90.4
Interest on lease liabilities	Interest expense, net	79.8
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	402.9
Sublease income	Net sales and other revenue	(111.8)
Total lease cost, net		$1,472.9
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 29, 2020 consisted of the following (in millions):

	Classification	February 29, 2020
Assets
Operating	Operating lease right-of-use assets	$5,867.4
Finance	Property and equipment, net	430.7
Total lease assets		$6,298.1
Liabilities
Current
Operating	Current operating lease obligations	$563.1
Finance	Current maturities of long-term debt and finance lease obligations	83.4
Long-term
Operating	Long-term operating lease obligations	5,402.8
Finance	Long-term debt and finance lease obligations	583.3
Total lease liabilities		$6,632.6

The following table presents cash flow information and the weighted average lease term and discount rate for leases (dollars in millions):

Fiscal 2019
Gains on sale leaseback transactions, net	$487.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	995.8
Operating cash flows from finance leases	79.8
Financing cash flows from finance leases	109.3
Right-of-use assets obtained in exchange for operating lease obligations	1,195.2
Right-of-use assets obtained in exchange for finance lease obligations	—
Impairment of right-of-use operating lease assets	15.4
Impairment of right-of-use finance lease assets	6.1
Weighted average remaining lease term - operating leases	12.1 years
Weighted average remaining lease term - finance leases	9.0 years
Weighted average discount rate - operating leases	7.0%
Weighted average discount rate - finance leases	13.7%

Future minimum lease payments for operating and finance lease obligations as of February 29, 2020 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2020	$891.8	$136.2
2021	926.8	136.7
2022	868.2	125.4
2023	797.8	116.0
2024	706.6	96.4
Thereafter	4,968.2	423.3
Total future minimum obligations	9,159.4	1,034.0
Less interest	(3,193.5)	(367.3)
Present value of net future minimum lease obligations	5,965.9	666.7
Less current portion	(563.1)	(83.4)
Long-term obligations	$5,402.8	$583.3

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 29, 2020 was $340.1 million.

During the second quarter of fiscal 2019, the Company, through three separate transactions, completed the sale and leaseback of 53 store properties and one distribution center for an aggregate purchase price, net of closing costs, of $931.3 million. In connection with the sale leaseback transactions, the Company entered into lease agreements for each of the properties for initial terms ranging from 15 to 20 years. The aggregate initial annual rent payment for the properties is approximately $53 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. All of the properties qualified for sale leaseback and operating lease accounting, and the Company recorded total gains of $463.6 million, which is included as a component of (Gain) loss on property dispositions and impairment losses, net. The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $602.5 million.

Future minimum lease payments for operating and capital lease obligations as of February 23, 2019 under the previous lease accounting standard consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Capital Leases
2019	$879.7	$170.5
2020	840.5	151.3
2021	783.2	134.9
2022	723.6	123.1
2023	651.0	114.1
Thereafter	4,338.6	509.1
Total future minimum obligations	$8,216.6	1,203.0
Less interest		(440.7)
Present value of net future minimum lease obligations		762.3
Less current portion		(97.3)
Long-term obligations		$665.0

Rent expense and tenant rental income under operating leases under the previous lease accounting standard consisted of the following (in millions):

	Fiscal 2018	Fiscal 2017
Minimum rent	$853.5	$831.6
Contingent rent	10.3	12.0
Total rent expense	863.8	843.6
Tenant rental income	(107.2)	(98.8)
Total rent expense, net of tenant rental income	$756.6	$744.8

During fiscal 2018, the Company, through three separate transactions, completed the sale and leaseback of seven of the Company's distribution centers for an aggregate purchase price, net of closing costs, of approximately $950 million. In connection with the sale leasebacks, the Company entered into lease agreements for each of the properties for initial terms of 15 to 20 years. The aggregate initial annual rent payment for the properties was approximately $55 million and includes 1.50% to 1.75% annual rent increases over the initial lease terms. The Company qualified for sale leaseback and operating lease accounting on all of the distribution centers, and the Company recorded total deferred gains of $362.5 million. Under the previous lease accounting standard, the deferred gains were being amortized over the respective lease periods and, upon adoption of ASC Topic 842 on February 24, 2019, the related unamortized deferred gains were recognized as a transitional adjustment to retained earnings.

During fiscal 2017, the Company sold 94 of the Company's store properties for an aggregate purchase price, net of closing costs, of approximately $962 million. In connection with the sale and leaseback, the Company entered into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options. The aggregate initial annual rent payments for the 94 properties was approximately $65 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. The Company qualified for sale leaseback and operating lease accounting on 80 of the store properties and recorded total deferred gains of $360.1 million. The remaining 14 stores did not qualify for sale leaseback accounting primarily due to continuing involvement with adjacent properties that had not been legally subdivided from the store properties. Subsequently, 12 of the 14 properties qualified for sale leaseback and operating lease accounting as the properties had been legally subdivided. Under the previous lease accounting standard, the deferred gains were being amortized over the respective lease periods and, upon adoption of ASC Topic 842 on February 24, 2019, the related unamortized deferred gains were recognized as a transitional adjustment to retained earnings.

NOTE 9 - STOCKHOLDERS' EQUITY

Equity-Based Compensation

The Company maintains the Albertsons Companies, Inc. Phantom Unit Plan (formerly, the AB Acquisition LLC Phantom Unit Plan) (the "Phantom Unit Plan"), an equity-based incentive plan, which provides for grants of phantom units ("Phantom Units") to certain employees, directors and consultants. Prior to the Reorganization Transactions, the Phantom Unit Plan was maintained by its former parent, AB Acquisition, and each Phantom Unit provided the participant with a contractual right to receive, upon vesting, one incentive unit in AB Acquisition. Subsequent to the Reorganization Transactions, each Phantom Unit now provides the participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor and KIM ACI, that collectively own all of the outstanding shares of the Company. The Phantom Units vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

During fiscal 2019, the Company granted 0.6 million Phantom Units to its employees and directors, consisting of 0.4 million new awards issued and granted in fiscal 2019 and 0.2 million previously issued awards of performance-based Phantom Units that were deemed granted upon the establishment of the fiscal 2019 performance target and that would vest upon both the achievement of such performance target and continued service through the last day of fiscal 2019. The 0.4 million new awards issued and granted in fiscal 2019 include 0.3 million Phantom Units that have solely time-based vesting and 0.1 million performance-based Phantom Units that were deemed granted upon the establishment of the fiscal 2019 annual performance target and that would vest upon both the achievement of such performance target and continued service through the last day of fiscal 2019. The 0.6 million Phantom Units deemed granted have an aggregate grant date value of $20.0 million.

Equity-based compensation expense recognized by the Company related to Phantom Units was $28.9 million, $47.7 million and $45.9 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company recorded an income tax benefit related to Phantom Units of $7.5 million, $12.9 million and $15.6 million related to equity-based compensation in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

As of February 29, 2020, the Company had $30.2 million of unrecognized compensation cost related to 0.9 million unvested Phantom Units. That cost is expected to be recognized over a weighted average period of 2.0 years. The aggregate fair value of Phantom Units that vested in fiscal 2019 was $29.3 million.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests generally vest over five years, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. The fair value of the equity interests is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. The fair value of the equity interests deemed granted in fiscal 2019 was approximately $10.8 million, which excludes approximately 40% of the equity units that vest based upon the achievement of future fiscal year annual performance targets that will only be deemed granted for accounting purposes upon the establishment of such respective future fiscal year annual performance targets. Equity-based compensation expense recognized by the Company related to these equity interests was $3.9 million for fiscal 2019. As of February 29, 2020, there was $6.9 million of unrecognized costs related to the equity interests deemed granted. That cost is expected to be recognized over a weighted average period of 4.0 years.

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

NOTE 10 - INCOME TAXES

The components of income tax expense (benefit) consisted of the following (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current
Federal (1)	$87.2	$9.0	$54.0
State (2)	49.2	(6.7)	26.5
Foreign	2.3	0.3	49.8
Total Current	138.7	2.6	130.3

Deferred
Federal	(14.1)	(77.9)	(807.7)
State	(1.1)	(3.6)	(216.6)
Foreign	9.3	—	(69.8)
Total Deferred	(5.9)	(81.5)	(1,094.1)
Income tax expense (benefit)	$132.8	$(78.9)	$(963.8)
(1) Federal current tax expense net of $66.8 million, $12.8 million and $22.4 million tax benefit of net operating losses ("NOL") in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
(2) State current tax expense net of $22.6 million, $9.5 million and $9.6 million tax benefit of NOLs in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to income (loss) before income taxes was attributable to the following (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income tax expense (benefit) at federal statutory rate	$125.8	$11.0	$(301.5)
State income taxes, net of federal benefit	32.3	0.7	(39.8)
Change in valuation allowance	(7.2)	(3.3)	(218.0)
Tax Cuts and Jobs Act	—	(56.9)	(430.4)
Unrecognized tax benefits	7.7	(16.2)	(36.5)
Member loss	—	—	83.1
Charitable donations	(6.9)	(4.4)	—
Tax Credits	(23.5)	(10.8)	(9.1)
CVR liability adjustment	—	—	(20.3)
Reorganization of limited liability companies	—	—	46.7
Nondeductible equity-based compensation expense	1.0	3.8	1.6
Other	3.6	(2.8)	(39.6)
Income tax expense (benefit)	$132.8	$(78.9)	$(963.8)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 29, 2020	February 23, 2019	February 24, 2018
Beginning balance	$139.5	$134.9	$387.6
Additions charged to income tax expense	3.5	3.5	141.0
Reductions credited to income tax expense	(10.7)	(6.8)	(359.0)
Changes to other comprehensive income or loss and other	2.8	7.9	(34.7)
Ending balance	$135.1	$139.5	$134.9

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

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record a provisional amount during a measurement period not to extend beyond one year from the date of enactment, which ended in the fourth quarter of fiscal 2018. In fiscal 2017, the Company recorded a provisional non-cash tax benefit of $430.4 million. In fiscal 2018, the Company recorded $56.9 million of additional tax benefit, primarily to account for refinement of transition tax and the remeasurement of deferred taxes. The Company completed its analysis of the Tax Act in fiscal 2018 based on currently available technical guidance. The Company will continue to assess further guidance issued by the Internal Revenue Service ("IRS") and record the impact of such guidance, if any, in the year issued.

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

Prior to the Reorganization Transactions, taxes on income from limited liability companies held by AB Acquisition were payable by the members in accordance with their respective ownership percentages, resulting in tax expense of $83.1 million in fiscal 2017 for losses benefited by the members.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 29, 2020	February 23, 2019
Deferred tax assets:
Compensation and benefits	$135.7	$132.0
Net operating loss	117.0	165.9
Pension & postretirement benefits	235.5	195.6
Reserves	24.7	1.5
Self-Insurance	263.5	259.7
Tax credits	41.7	64.2
Lease obligations	1,728.2	192.5
Other	119.1	58.7
Gross deferred tax assets	2,665.4	1,070.1
Less: valuation allowance	(135.1)	(139.5)
Total deferred tax assets	2,530.3	930.6

Deferred tax liabilities:
Debt discounts	15.6	62.8
Depreciation and amortization	1,249.1	1,068.6
Inventories	346.8	346.5
Operating lease assets	1,521.7	—
Other	10.9	14.1
Total deferred tax liabilities	3,144.1	1,492.0

Net deferred tax liability	$(613.8)	$(561.4)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(613.8)	(561.4)
Total	$(613.8)	$(561.4)

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 29, 2020, a valuation allowance of $135.1 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $32.3 million and $1,696.8 million, respectively, which will begin to expire in 2020 and continue through the fiscal year ending February 2040. As of February 29,

2020, the Company had $41.7 million of state credit carryforwards, the majority of which will expire in 2023. The Company had no federal credit carryforwards as of February 29, 2020.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Beginning balance	$376.2	$356.0	$418.0
Increase related to tax positions taken in the current year	0.9	1.6	65.4
Increase related to tax positions taken in prior years	3.0	35.1	4.6
Decrease related to tax position taken in prior years	(2.2)	(0.4)	(70.0)
Decrease related to settlements with taxing authorities	(4.1)	(8.3)	(17.5)
Decrease related to lapse of statute of limitations	—	(7.8)	(44.5)
Ending balance	$373.8	$376.2	$356.0

Included in the balance of unrecognized tax benefits as of February 29, 2020, February 23, 2019 and February 24, 2018 are tax positions of $268.2 million, $267.7 million and $249.0 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $268.2 million that could impact tax expense, the Company has recorded $7.9 million of indemnification assets that would offset any future recognition. As of February 29, 2020, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2012 and in most states, is no longer subject to state income tax examinations for fiscal years before 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized expense related to interest and penalties, net of settlement adjustments, of $9.6 million, $1.8 million and $4.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

In fiscal 2017, the Company adopted the IRS safe harbor rule for taxpayers operating retail establishments for determining whether expenditures paid or incurred to remodel or refresh a qualified building are deductible. As a result of adopting this safe harbor, the Company reduced $70.1 million of uncertain tax benefit in fiscal 2017, and there was no impact on the tax provision due to an offsetting deferred adjustment. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $137.6 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

NOTE 11 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for substantially all of its employees under the Safeway banners not participating in multiemployer pension plans. Effective April 1, 2015, the Company implemented a soft freeze of the Safeway Plan. A soft freeze means that all existing employees as of March 31, 2015 then participating remained in the Safeway Plan, but any new non-union employees hired after that date would instead earn retirement benefits under an enhanced 401(k) program. On December 30, 2018, the Company implemented a hard freeze of non-union benefits of employees of the Safeway Plan and all future benefit accruals for non-union employees ceased as of that date. Instead, non-union participants earned retirement benefits under the Company's 401(k) plans. The Safeway Plan continues to remain fully open to union employees and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The hard freeze resulted in an immaterial curtailment charge in fiscal 2018.

The Company sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain United senior executives after retirement.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. The plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 29, 2020 and a statement of funded status as of February 29, 2020 and February 23, 2019 (in millions):

	Pension		Other Post-Retirement Benefits
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Change in projected benefit obligation:
Beginning balance	$2,325.8	$2,351.8	$23.8	$26.9
Service cost	14.7	52.4	0.6	1.0
Interest cost	80.6	85.8	0.7	0.5
Actuarial loss (gain)	315.1	0.5	(2.6)	(2.4)
Plan participant contributions	—	—	0.4	0.4
Benefit payments (including settlements)	(218.9)	(167.8)	(2.0)	(2.6)
Plan amendments	(1.1)	3.1	—	—
Ending balance	$2,516.2	$2,325.8	$20.9	$23.8

Change in fair value of plan assets:
Beginning balance	$1,847.0	$1,814.0	$—	$—
Actual return on plan assets	106.2	3.6	—	—
Employer contributions	9.4	197.2	1.6	2.1
Plan participant contributions	—	—	0.4	0.4
Benefit payments (including settlements)	(218.9)	(167.8)	(2.0)	(2.5)
Ending balance	$1,743.7	$1,847.0	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.7)	$(6.7)	$(2.5)	$(2.1)
Other long-term liabilities	(765.8)	(472.1)	(18.4)	(21.7)
Funded status	$(772.5)	$(478.8)	$(20.9)	$(23.8)

Amounts recognized in Accumulated other comprehensive (loss) income consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net actuarial loss (gain)	$170.4	$(140.6)	$(10.3)	$(8.2)
Prior service cost	1.6	3.1	1.9	5.6
	$172.0	$(137.5)	$(8.4)	$(2.6)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 29, 2020 and February 23, 2019, is shown below (in millions):

	February 29, 2020	February 23, 2019
Projected benefit obligation	$2,516.2	$2,325.8
Accumulated benefit obligation	2,513.4	2,323.9
Fair value of plan assets	1,743.7	1,847.0

The following table provides the components of net pension and post retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income (in millions):

	Pension		Other Post-Retirement Benefits
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Components of net expense:
Estimated return on plan assets	$(110.1)	$(112.6)	$—	$—
Service cost	14.7	52.4	0.6	1.0
Interest cost	80.6	85.8	0.7	0.5
Amortization of prior service cost	0.4	0.1	3.7	3.7
Amortization of net actuarial loss (gain)	0.5	(6.3)	(0.5)	(0.2)
Loss due to settlement accounting	7.4	—	—	—
Loss due to curtailment accounting	—	0.1	—	—
(Income) expense, net	(6.5)	19.5	4.5	5.0

Changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income:
Net actuarial loss (gain)	318.9	109.4	(2.6)	(2.4)
Settlement loss	(7.4)	—	—	—
Curtailment loss	—	(0.1)	—	—
Amortization of net actuarial (loss) gain	(0.5)	6.3	0.5	0.2
Prior service cost	(1.1)	3.1	—	—
Amortization of prior service cost	(0.4)	(0.1)	(3.7)	(3.7)
Total recognized in Other comprehensive (loss) income	309.5	118.6	(5.8)	(5.9)
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income	$303.0	$138.1	$(1.3)	$(0.9)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive (loss) income into periodic benefit cost during fiscal 2020.

Assumptions
The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 29, 2020	February 23, 2019
Discount rate	2.83%	4.17%
Rate of compensation increase	3.02%	2.87%
The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 29, 2020	February 23, 2019
Discount rate	4.17%	4.12%
Expected return on plan assets:	6.36%	6.38%

On February 29, 2020, the Company adopted the latest Society of Actuaries' mortality table for private pension plans for calculating the Company's 2019 year-end benefit obligations. This table assumes a slight improvement in life expectancy in the future compared to the RP-2014 mortality table used for calculating the Company's 2018 year-end benefit obligations and 2019 expense. Similarly, on February 29, 2020, the Company adopted the new MP-2019 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally slower rate than the MP-2018 projection scale. The change in mortality assumption and future mortality improvement resulted in an immaterial decrease in the Company's current year benefit obligations and future expenses.
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
The following table summarizes actual allocations for the Safeway Plan which had approximately $1,445 million in plan assets as of February 29, 2020:

		Plan Assets
Asset category	Target	February 29, 2020	February 23, 2019
Equity	65%	64.0%	62.5%
Fixed income	35%	39.2%	35.6%
Cash and other	—%	(3.2)%	1.9%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had approximately $264 million in plan assets as of February 29, 2020:

		Plan Assets
Asset category	Target	February 29, 2020	February 23, 2019
Equity	65%	64.5%	60.5%
Fixed income	35%	35.4%	35.9%
Cash and other	—%	0.1%	3.6%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had approximately $35 million in plan assets as of February 29, 2020:

		Plan Assets
Asset category	Target (1)	February 29, 2020	February 23, 2019
Equity	50%	47.8%	50.3%
Fixed income	50%	50.4%	50.0%
Cash and other	—%	1.8%	(0.3)%
Total	100%	100.0%	100.0%

(1)	The target market value of equity securities for the United Plan is 50% of plan assets. If the equity percentage exceeds 60% or drops below 40%, the asset allocation is adjusted to target.

Expected return on pension plan assets is based on historical experience of the Company's portfolios and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation.

Pension Plan Assets
The fair value of the Company's pension plan assets as of February 29, 2020, excluding pending transactions of $95.1 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$6.3	$3.4	$2.9	$—	$—
Short-term investment collective trust (2)	37.4	—	37.4	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	167.8	167.8	—	—	—
International common stock	57.8	57.8	—	—	—
Collective trust funds (2)	710.6	—	—	—	710.6
Corporate bonds (4)	135.9	—	135.9	—	—
Mortgage- and other asset-backed securities (5)	45.0	—	45.0	—	—
Mutual funds (6)	272.0	138.4	22.7	—	110.9
U.S. government securities (7)	359.0	—	359.0	—	—
Other securities (8)	47.0	—	12.1	—	34.9
Total	$1,838.8	$367.4	$615.0	$—	$856.4

(1)	The carrying value of these items approximates fair value.

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

Contributions

In fiscal 2019, fiscal 2018 and fiscal 2017, the Company contributed $11.0 million, $199.3 million and $21.9 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company's fiscal 2018 contributions include $150.0 million of additional discretionary contributions to reduce the Pension Benefit Guaranty Corporation ("PBGC") premium costs and improve the overall funded status of the plans. The Company expects to contribute $69.5 million to its pension and post-retirement plans in fiscal 2020. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Benefits
2020	$238.6	$2.6
2021	190.9	2.4
2022	186.5	2.2
2023	193.0	1.9
2024	225.6	1.7
2025 – 2029	705.9	6.0

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

•
With respect to some multiemployer plans, if the Company chooses to stop participating, or makes market exits or store closures or otherwise has participation in the plan fall below certain levels, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability. The Company records the actuarially determined liability at an undiscounted amount.

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2019 and fiscal 2018 is for the plan's year ending at December 31, 2018 and December 31, 2017, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2019	2018	2018	2017
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Red	Green	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (5)	516055922 - 001	Green	Green	Yes	Yes	No
Mid Atlantic Pension Fund	461000515 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Yellow	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Green	Yes	Yes	No
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2019	2018	2017				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$103.8	$104.4	$110.2	No	10/13/2018 to 10/9/2021	71	50	10/13/2018
Western Conference of Teamsters Pension Plan	64.9	63.7	61.2	No	9/14/2019 to 10/7/2023	50	15	9/20/2020
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	116.1	108.4	92.4	No	3/11/2018 to 3/6/2022	45	43	3/6/2022
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	18.8	20.4	20.4	No	10/26/2019 to 4/15/2020	21	16	10/26/2019
Sound Retirement Trust (6)	44.3	39.1	32.1	No	10/13/2018 to 3/18/2023	128	25	5/8/2022
Bakery and Confectionery Union and Industry International Pension Fund	18.5	17.4	16.6	No	9/3/2011 to 5/6/2023	103	34	9/6/2020
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	14.9	14.0	15.8	No	2/1/2020 to 1/31/2022	6	2	3/28/2020
Rocky Mountain UFCW Unions & Employers Pension Plan	12.3	10.8	10.8	No	11/23/2019 to 11/26/2022	85	27	2/19/2022
UFCW Local 152 Retail Meat Pension Fund (5)	10.9	10.8	11.0	No	5/2/2020	4	4	5/2/2020
Desert States Employers & UFCW Unions Pension Plan	8.9	9.1	9.3	No	10/24/2020 to 11/5/2022	16	13	10/24/2020
UFCW International Union - Industry Pension Fund (5)	9.5	13.1	12.4	No	8/3/2019 to 12/16/2023	28	6	5/1/2021
Mid Atlantic Pension Fund	7.4	6.6	6.8	No	10/26/2019 to 2/22/2020	19	16	10/26/2019
Retail Food Employers and UFCW Local 711 Pension Trust Fund	7.3	7.1	6.6	No	5/19/2018 to 12/13/2020	7	2	3/2/2019
Oregon Retail Employees Pension Trust	8.9	7.6	6.6	No	7/31/2021 to 11/12/2022	136	23	1/29/2022
Intermountain Retail Store Employees Pension Trust (7)	5.8	4.8	3.8	No	5/19/2013 to 12/10/2022	54	19	4/4/2020
Other funds	17.0	13.8	15.2
Total Company contributions to U.S. multiemployer pension plans	$469.3	$451.1	$431.2
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

(2)
Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 29, 2020, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

(3)	These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the Company's pension funds listed above.

(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2019 and March 31, 2018.

(5)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2018 and June 30, 2017.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2018 and September 30, 2017.

(7)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2018 and August 31, 2017.

The Company is the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") which is currently projected by FELRA to become insolvent in the first quarter of 2021, and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). The Company continues to fund all of its required contributions to FELRA and MAP.

On March 5, 2020, the Company agreed with the two applicable local unions to new collective bargaining agreements pursuant to which the Company contributes to FELRA and MAP. In connection with these agreements, to address the pending insolvency of FELRA, the Company and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA ("Combined Plan"). Upon the formation of the Combined Plan, the Combined Plan will be frozen and the Company will be required to annually pay $23.2 million to the Combined Plan for the next 25 years. After making all 25 years of payments, the Company will receive a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the Pension Benefit Guaranty Corporation ("PBGC"). This payment will replace the Company's current annual contribution to both MAP and FELRA, which was a combined $26.2 million in fiscal 2019. In addition to the $23.2 million annual payment, the Company will begin to contribute to a new multiemployer pension plan. This new multiemployer plan will be limited to providing benefits to participants in MAP and FELRA in excess of the benefits the PBGC insures under law.

Furthermore, upon formation of the Combined Plan, the Company will establish and contribute to a new variable defined benefit plan that will provide benefits to participants for future services. These agreements are subject to approval by the PBGC and the Company is in discussions with the local unions, the largest contributing employer, and negotiations with the PBGC with respect to these other plans and the Combined Plan. It is possible some provisions of our agreements with local unions may change as a result of negotiations with the PBGC. The Company expects to reach final agreements on formation of the Combined Plan by no later than December 31, 2020. Under the terms of the new collective bargaining agreements, the Company will continue to contribute to FELRA and MAP under the same terms of the previous collective bargaining agreements until approval by the PBGC and formation of the Combined Plan. The Company is currently evaluating the effect of these new agreements to its consolidated financial statements and preliminarily expects to record a material increase to its pension-related liabilities with a corresponding non-cash charge to pension expense upon approval by the PBGC.

As a part of the Safeway acquisition, the Company assumed withdrawal liabilities related to Safeway's 2013 closure of its Dominick's division. The Company recorded a $221.8 million multiemployer pension withdrawal liability related to Safeway's withdrawal from these plans. One of the plans, the UFCW & Employers Midwest Pension Fund (the "Midwest Plan"), had asserted the Company may be liable for mass withdrawal liability, if the plan has a mass withdrawal, in addition to the liability the Midwest Plan already had assessed. The Company disputed that the Midwest Plan would have the right to assess mass withdrawal liability on the Company and the Company also disputed in arbitration the amount of the withdrawal liability the Midwest Plan had assessed. On March 12, 2020, the Company agreed to a settlement of these matters with the Midwest Plan's Board of Trustees. As a result of the settlement, the Company agreed to pay $75.0 million, in a lump sum, which is expected to be paid in the first quarter of fiscal 2020, and forego any amounts already paid to the Midwest Plan. The Company had previously recorded an estimated withdrawal liability and as a result of the settlement, the Company recorded a gain of $43.3 million to reduce the previously recorded estimated withdrawal liability to the settlement amount. The total amount of the withdrawal liability recorded with respect to the Dominick's division as of February 29, 2020 was $80.0 million, which includes the $75.0 million settlement amount.
Collective Bargaining Agreements

As of February 29, 2020, the Company had approximately 270,000 employees, of which approximately 185,000 were covered by collective bargaining agreements. During fiscal 2019, collective bargaining agreements covering approximately 57,000 employees were renegotiated. Collective bargaining agreements covering approximately 45,000 employees have expired or are scheduled to expire in fiscal 2020.
Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.2 billion, $1.3 billion and $1.2 billion for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions for these plans were $63.2 million, $45.1 million and $44.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

NOTE 12 - RELATED PARTIES
Cerberus

In connection with the Safeway acquisition, the Company entered into a four-year management agreement with Cerberus Capital Management, L.P. and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.75 million. The Company made the final payment under the initial management agreement in the fourth quarter of fiscal 2017. The agreement was extended to cover both fiscal 2018 and fiscal 2019, requiring the payment of annual management fees of $13.75 million in each year.

The Company paid Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, fees totaling approximately $0.3 million, $0.5 million and $0.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $4.4 million for fiscal 2019 for information technology advisory and implementation services in connection with modernizing the Company's information systems. The Company paid no fees to CTS in fiscal 2018 and fiscal 2017.

NOTE 13 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $90.3 million as of February 29, 2020 and $143.0 million as of February 23, 2019.

Lease Guarantees: The Company may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, the Company could be responsible for the lease obligation, including as a result of the economic dislocation caused by the response to the coronavirus (COVID-19) pandemic. Because of the wide dispersion among third parties and the variety of remedies available, the Company believes that if an assignee became insolvent, it would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Civil Investigative Demands: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act investigation relating to the Company's influenza vaccination programs. The investigation concerns whether the Company's provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company cooperated with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

The Company has received a civil investigative demand dated February 28, 2020 from the United States Attorney for the Southern District of New York in connection with a False Claims Act investigation relating to the Company's dispensing practices regarding insulin pen products. The investigation seeks documents regarding the Company's policies, practices and procedures, as well as dispensing data, among other things. The Company will cooperate with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the Court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The Court ultimately issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and the matter will be set for a second preliminary approval hearing shortly. The Company has recorded an estimated liability for these matters.

False Claims Act: The Company is currently subject to two qui tam actions alleging violations of the False Claims Act ("FCA"). Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relator's motion for partial summary judgment, holding that price matched prices are the usual and customary prices for those drugs. Additional summary judgment motions by both parties are pending. Trial will be set after the Court rules on the pending summary judgment motions. In United States ex rel. Proctor v. Safeway, also pending in the Central District of Illinois, the relator alleges that Safeway overcharged government healthcare programs by not providing the government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy discount programs. On August 26, 2015, the underlying complaint was unsealed. Trial is set for October 27, 2020. In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. Relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

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

California Air Resources Board: Upon the inspection by the California Air Resources Board ("CARB") of several of the Company's stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California. In connection with this evaluation, the Company retained a third-party to conduct an audit and correct deficiencies identified across its California store base. The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. Although no monetary amount has been assessed by CARB, the Company could be subject to certain fines and penalties. The Company has recorded an estimated liability for this matter.

FACTA: On May 31, 2019, a putative class action complaint entitled Martin v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. The Company has answered the Complaint and is vigorously defending the matter. On January 8, 2020, the Company commenced mediation discussions with plaintiff's counsel and reached a settlement in principle on February 24, 2020. The parties will seek court approval of the settlement. The Company has recorded an estimated liability for this matter.
Other Commitments

In the ordinary course of business, the Company enters into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 14 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to stockholders/members. Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for interest rate swaps, pension and other post-retirement liabilities and foreign currency translation adjustments.

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

	Fiscal 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$91.3	$3.4	$88.8	$(1.4)	$0.5
Cumulative effect of accounting change (1)	16.6	1.2	14.9	—	0.5
Other comprehensive (loss) income before reclassifications	(356.2)	(45.8)	(315.2)	0.3	4.5
Amounts reclassified from Accumulated other comprehensive (loss) income	46.9	35.4	11.5	—	—
Tax benefit (expense)	82.9	5.8	78.3	—	(1.2)
Current-period other comprehensive (loss) income, net	(209.8)	(3.4)	(210.5)	0.3	3.8
Ending AOCI balance	$(118.5)	$—	$(121.7)	$(1.1)	$4.3
(1) Related to the adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." See Note 1 - Description of business, basis of presentation and summary of significant accounting policies for additional information.

	Fiscal 2018
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Foreign currency translation adjustments	Other
Beginning AOCI balance	$191.1	$18.9	$171.9	$(1.1)	$1.4
Other comprehensive loss before reclassifications	(129.8)	(18.6)	(110.0)	(0.3)	(0.9)
Amounts reclassified from Accumulated other comprehensive (loss) income	(5.6)	(2.3)	(2.7)	—	(0.6)
Tax benefit	35.6	5.4	29.6	—	0.6
Current-period other comprehensive loss, net	(99.8)	(15.5)	(83.1)	(0.3)	(0.9)
Ending AOCI balance	$91.3	$3.4	$88.8	$(1.4)	$0.5

NOTE 15 - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including common shares to be issued with no prior remaining contingencies prior to issuance. The computation of diluted net income per share reflects the dilutive effects of potentially issuable common shares related to outstanding Phantom Units. Performance-based Phantom Units are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per common share were as follows (in millions, except per share data):

	Fiscal 2019	Fiscal 2018	Fiscal 2017

Net Income	$466.4	$131.1	$46.3
Weighted average common shares outstanding (1)	279.6	280.1	279.7
Dilutive effect of potential common shares (2)	0.5	0.1	—
Weighted average common shares and potential dilutive common shares outstanding	280.1	280.2	279.7

Basic net income per common share	$1.67	$0.47	$0.17
Diluted net income per common share	1.67	0.47	0.17

(1) Fiscal 2019 and fiscal 2018 include 0.6 million and 0.9 million common shares remaining to be issued, respectively. For fiscal 2017, there were no common shares remaining to be issued.
(2) There were no potential common shares outstanding that were antidilutive for fiscal 2019 and fiscal 2018. For fiscal 2017, there were 1.3 million potential common shares excluded from the diluted net income per share calculations because they would have been antidilutive.

NOTE 16 - QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature and are necessary for a fair statement of the results for the interim periods presented (in millions):

	Fiscal 2019
	53 Weeks	Last 13 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$62,455.1	$15,436.8	$14,103.2	$14,176.7	$18,738.4
Gross profit	17,594.2	4,418.0	3,995.1	3,941.5	5,239.6
Operating income	1,437.1	326.6	206.6	582.4	321.5
Income before income taxes	599.2	90.1	67.7	376.7	64.7
Income tax expense	132.8	22.3	12.9	81.9	15.7
Net income	$466.4	$67.8	$54.8	$294.8	$49.0
Basic and diluted net income per common share	$1.67	$0.24	$0.20	$1.05	$0.18

Net income for the second quarter of fiscal 2019 includes the Company's $463.6 million net gain related to three separate sale leaseback transactions, which is included as a component of (Gain) loss on property dispositions and impairment losses, net.

	Fiscal 2018
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$60,534.5	$14,016.6	$13,840.4	$14,024.1	$18,653.4
Gross profit	16,894.6	4,058.7	3,852.4	3,812.8	5,170.7
Operating income	787.3	288.4	174.4	131.4	193.1
Income (loss) before income taxes	52.2	137.0	(19.8)	(44.3)	(20.7)
Income tax (benefit) expense	(78.9)	1.4	(65.4)	(11.9)	(3.0)
Net income (loss)	$131.1	$135.6	$45.6	$(32.4)	$(17.7)
Basic and diluted net income (loss) per common share	$0.47	$0.49	$0.16	$(0.12)	$(0.06)

Net income for the third quarter of fiscal 2018 includes the Company's provisional SAB 118 adjustment of $60.3 million related to the Tax Cuts and Jobs Act (the "Tax Act"). Net income for the second quarter of fiscal 2018 includes the Company's $135.8 million net gain on property dispositions and impairment losses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 29, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2020.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 29, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our board of directors and executive officers as of May 13, 2020:

Name	Age	Position
Vivek Sankaran	57	President, Chief Executive Officer and Director
Robert G. Miller	76	Chairman Emeritus
James L. Donald	66	Co-Chairman
Leonard Laufer (c)	54	Co-Chairman
Susan Morris	51	Executive Vice President and Chief Operations Officer
Anuj Dhanda	57	Executive Vice President and Chief Information Officer
Robert B. Dimond	58	Executive Vice President and Chief Financial Officer
Michael Theilmann	56	Executive Vice President and Chief Human Resources Officer
Geoff White	54	Executive Vice President and Chief Merchandising Officer
Christine Rupp	51	Executive Vice President and Chief Customer and Digital Officer
Justin Ewing	51	Executive Vice President, Corporate Development and Real Estate
Robert A. Gordon	68	Executive Vice President, General Counsel and Secretary
Dean S. Adler	63	Director
Sharon L. Allen* (a)(b)	68	Director
Steven A. Davis* (d)(e)	61	Director
Kim Fennebresque* (b)(d)	70	Director
Allen M. Gibson* (a)	54	Director
Hersch Klaff (e)	66	Director
Jay L. Schottenstein	65	Director
Alan H. Schumacher* (d)	73	Director
Lenard B. Tessler (a)(b)	67	Director
B. Kevin Turner (c)	55	Vice Chairman
Scott Wille	39	Director
* Independent Director
(a) Member, Nominating and Corporate Governance Committee
(b) Member, Compensation Committee
(c) Member, Technology Committee
(d) Member, Audit and Risk Committee
(e) Member, Compliance Committee

EXECUTIVE OFFICERS AND DIRECTORS BIOGRAPHIES

Vivek Sankaran, President, Chief Executive Officer and Director. Mr. Sankaran has served as our President, Chief Executive Officer and Director since April 2019. Mr. Sankaran previously served from January 2019 to March 2019 as Chief Executive Officer of PepsiCo Foods North America, which includes Frito-Lay North America ("Frito-Lay"). There he led PepsiCo, Inc.'s ("PepsiCo") snack and convenient foods business. Prior to that, Mr. Sankaran served as President and Chief Operating Officer of Frito-Lay from April 2016 to December 2018; Chief Operating Officer of Frito-Lay from February 2016 to April 2016; Chief Commercial Officer, North America of PepsiCo from 2014 to February 2016, where he led PepsiCo's cross-divisional performance across its North American customers; Chief Customer Officer of Frito-Lay from 2012 to 2014; Senior Vice President and General Manager of Frito-Lay's South business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development of PepsiCo from 2009 to 2010. Before joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey and Company, where he served various Fortune 100 companies, bringing a strong focus on strategy and operations. Mr. Sankaran co-led the firm's North American purchasing and supply management practice and was on the leadership team of the North American retail practice. Mr. Sankaran has an MBA from the University of Michigan, a master's degree in manufacturing from the Georgia Institute of Technology and a bachelor's degree in mechanical engineering from the Indian Institute of Technology in Chennai.

Robert G. Miller, Chairman Emeritus. Mr. Miller has served as our Chairman Emeritus since April 2019. Prior to that, Mr. Miller served as our Chairman since April 2015 and has served as a member of our board of directors since 2006. Mr. Miller previously served as our Executive Chairman from January 2015 to April 2015, and as Chief Executive Officer from June 2006 to January 2015 and again from April 2015 to September 2018. Mr. Miller has over 50 years of retail food and grocery experience. Mr. Miller previously served as Chairman and Chief Executive Officer of Fred Meyer, Inc. and Rite Aid Corporation. He served as the Vice Chairman of Kroger from January 1999 to December 1999 and Chairman of Wild Oats Markets, Inc., a nationwide chain of natural and organic food markets from 2004 to 2006. Earlier in his career, Mr. Miller served as Executive Vice President of Operations of Albertson's, Inc. from 1988 to 1991. Mr. Miller has previously served as a board member of Nordstrom, Inc. from 2004 to 2016, JoAnn Fabrics from 2013 to 2015, Harrah's Entertainment Inc. from 1998 to 2006 and has served as a board member of the Jim Pattison Group, Inc., a diversified Canadian holding company, since 2006. Mr. Miller has detailed knowledge and valuable perspective and insights regarding our business and has responsibility for the development and implementation of our business strategy.

James L. Donald, Co-Chairman. Mr. Donald has served as our Co-Chairman since April 2019. Prior to that, Mr. Donald served as our President and Chief Executive Officer since September 2018 and, prior to that, served as President and Chief Operating Officer since joining ACI in March 2018. Previously, Mr. Donald served as Chief Executive Officer and Director of Extended Stay America, Inc., a large North American owner and operator of hotels, and its subsidiary, ESH Hospitality, Inc. (together with Extended Stay America, Inc., "ESH"), from February 2012 to July 2015, and as Senior Advisor of ESH from August 2015 to December 2015. Prior to joining ESH, Mr. Donald served as President, Chief Executive Officer and Director of Starbucks Corporation, President and Chief Executive Officer of regional food and drug retailer Haggen Food & Pharmacy, Chairman, President and Chief Executive Officer of regional food and drug retailer Pathmark Stores, Inc., and in a variety of other senior and executive roles at Wal-Mart Stores, Inc., Safeway Inc. and Albertson's, Inc. Mr. Donald began his grocery and retail career in 1971 with Publix Super Markets, Inc. Mr. Donald has served on the board of directors of Nordstrom, Inc., a leading fashion retailer, since April 2020, on the Advisory Board of Jacobs Holding AG, a Switzerland-based global investment firm, since 2015, and as a member of the board of directors at Barry Callebaut AG, a Switzerland-based manufacturer of chocolate and cocoa, from 2008 to 2018.

Leonard Laufer, Co-Chairman. Mr. Laufer has served as our Co-Chairman since April 2019 and has been a member of our board of directors since October 2018. Mr. Laufer has served as Senior Managing Director at Cerberus Capital Management, L.P. ("Cerberus") and Chief Executive Officer of Cerberus Technology Solutions ("CTS") since May 2018. From March 2013 to May 2018, Mr. Laufer served as Managing Director and Head of Intelligent Solutions at

JPMorgan Chase & Co. Prior to JPMorgan and from March 1997 to February 2013, Mr. Laufer co-founded and served as Chief Executive Officer and Managing Member of Argus Information and Advisory Services, LLC a provider of informational and analytical solutions to the payment industry that was purchased by Verisk Analytics in August 2012. Mr. Laufer's leadership roles at Cerberus and his knowledge of technology and information solutions provides critical skills for our board of directors to oversee our strategic planning and operations.

Susan Morris, Executive Vice President and Chief Operations Officer. Ms. Morris has been our Executive Vice President and Chief Operations Officer since January 2018. Previously, Ms. Morris served as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018. Ms. Morris also served as our Executive Vice President, Retail Operations, East Region from April 2016 to April 2017, as President of our Denver Division from March 2015 to March 2016 and as President of our Intermountain Division from March 2013 to March 2015. From June 2012 to February 2013, Ms. Morris served as our Vice President of Marketing and Merchandising, Southwest Division. From February 2010 to June 2012, Ms. Morris served as a Sales Manager in our Southwest Division. Prior to joining the Company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu. Ms. Morris also previously served as Vice President of Operations at Albertson's, Inc.

Anuj Dhanda, Executive Vice President and Chief Information Officer. Mr. Dhanda has been our Executive Vice President and Chief Information Officer since December 2015. Prior to joining the Company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain since March 2015, and as its Chief Information Officer since September 2013. Previously, Mr. Dhanda served at PNC Financial Services as Chief Information Officer from March 2008 to August 2013, after having served in other senior information technology positions at PNC Bank from 1995 to 2013.

Robert B. Dimond, Executive Vice President and Chief Financial Officer. Mr. Dimond has been our Chief Financial Officer since February 2014. Prior to joining the Company, Mr. Dimond previously served as Executive Vice President, Chief Financial Officer and Treasurer at Nash Finch Co., a food distributor, from 2007 to 2013. Mr. Dimond has over 30 years of financial and senior executive management experience in the retail food and distribution industry. Mr. Dimond has served as Chief Financial Officer and Senior Vice President of Wild Oats, Group Vice President and Chief Financial Officer for the western region of Kroger, Group Vice President and Chief Financial Officer of Fred Meyer, Inc. and as Vice President, Administration and Controller for Smith's Food and Drug Centers Inc., a regional supermarket chain. Mr. Dimond is a Certified Public Accountant.

Michael Theilmann, Executive Vice President & Chief Human Resources Officer. Mr. Theilmann has been our Executive Vice President & Chief Human Resources Officer since August 2019. Mr. Theilmann previously served as Global Practice Managing Partner, Human Resources Officers Practice, from February 2018 to August 2019, and as Partner, Consumer Markets Practice, from June 2017 to January 2018, of Heidrick & Struggles International Incorporated, a worldwide executive search firm. Prior to that, Mr. Theilmann served as Managing Director of Slome Capital LLC, a family office, from April 2013 to June 2017. Mr. Theilmann also served as Group Executive Vice President, from 2010 to 2012, and as Executive Vice President, Chief Human Resources & Administrative Officer, from 2005 to 2009, of J.C. Penney Company, Inc., a national department store chain. Mr. Theilmann has been a director of Leapyear Technologies, Inc. since July 2015 and Catapult Health LLC since October 2013.

Geoff White, Executive Vice President and Chief Merchandising Officer. Mr. White has been our Executive Vice President and Chief Merchandising Officer since September 2019. Mr. White previously served as president of our Own Brands division since April 2017. Prior to that Mr. White served as senior vice president of marketing and merchandising for the Northern California Division from 2015 to April 2017. From 2004 to 2015, Mr. White held various leadership roles, including director of Canadian produce operations, at Safeway. Mr. White started his career as a general clerk at Safeway in Burnaby, British Columbia, in 1981.

Christine Rupp, Executive Vice President and Chief Customer and Digital Officer. Ms. Rupp has been our Executive Vice President and Chief Customer and Digital Officer since December 2019. Ms. Rupp previously served as General Manager, Xbox Business Engineering, from April 2018 to November 2019, and General Manager, Microsoft, Windows and Xbox Digital Store Marketing, from March 2016 to April 2018, at Microsoft Corp., a leading developer of computer software systems and applications. Prior to that, Ms. Rupp served at Amazon.com, Inc., a multinational technology company, as Vice President, Amazon Prime from August 2014 to February 2016, Vice President and GM, Fulfillment from August 2009 to August 2014 and Category Manager from December 2005 to July 2009. Ms. Rupp also previously held roles with Sears, Roebuck and Company, a national department store chain.

Justin Ewing, Executive Vice President, Corporate Development and Real Estate. Mr. Ewing has been our Executive Vice President of Corporate Development and Real Estate since January 2015. Previously, Mr. Ewing had served as our Senior Vice President of Corporate Development and Real Estate since 2013, as Vice President of Real Estate and Development since 2011 and as Vice President of Corporate Development since 2006, when Mr. Ewing originally joined us from the operations group at Cerberus. Prior to his work with Cerberus, Mr. Ewing was with Trowbridge Group, a strategic sourcing firm. Mr. Ewing also spent over 13 years with PricewaterhouseCoopers LLP. Mr. Ewing is a Chartered Accountant with the Institute of Chartered Accountants of England and Wales.

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

Dean S. Adler, Director. Mr. Adler has been a member of our board of directors since 2006. Mr. Adler is CEO of Lubert-Adler, which he co-founded in 1997. Mr. Adler has been a director of Safehold Inc., a real estate acquisition and management company, since April 2017. Mr. Adler previously served on the board of directors of Bed Bath & Beyond Inc., a nationwide retailer of domestic goods, from 2001 through April 2019, and previously served on the board of directors for Developers Diversified Realty Corp., a shopping center real estate investment trust, and Electronics Boutique, Inc., a mall retailer. Mr. Adler's extensive experience in the retail and real estate industries, as well as his extensive knowledge of our Company, provides valuable insight to our board of directors in industries critical to our operations.

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

Kim Fennebresque, Director. Mr. Fennebresque has been a member of our board of directors since March 2015. Mr. Fennebresque has served as a senior advisor to Cowen Group Inc., a diversified financial services firm, since 2008, where he also served as its chairman, president and chief executive officer from 1999 to 2008. Mr. Fennebresque serves on the board of directors of Ally Financial Inc., a financial services company, since May 2009, BlueLinx Holdings Inc., a distributor of building products, since May 2013 and as Chairperson of BlueLinx Holdings Inc. since May 2016. Mr. Fennebresque has served as a member of the Supervisory Board of BAWAG P.S.K., one of Austria's largest banks, since 2017, and as Deputy Chairman since 2019. Mr. Fennebresque previously served as a director of Ribbon Communications, Inc., a provider of network communications solutions, from October 2017 to February 2020, and as a director of Delta Tucker Holdings, Inc. (the parent of DynCorp International, a provider of defense and technical services and government outsourced solutions) from May 2015 to July 2017. From 2010 to 2012, Mr. Fennebresque served as chairman of Dahlman Rose & Co., LLC, an investment bank. He has also served as head of the corporate finance and mergers and acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. He has also held various positions at First Boston Corporation, an investment bank acquired by Credit Suisse. Mr. Fennebresque's extensive experience as a director of several public companies and history of leadership in the financial services industry brings corporate governance expertise and a diverse viewpoint to the deliberations of our board of directors.

Allen M. Gibson, Director. Mr. Gibson has been a member of our board of directors since October 2018. Mr. Gibson is currently the Chief Investment Officer of Centaurus Capital LP and Investment Manager for the Laura and John Arnold Foundation. Mr. Gibson has held both positions since April 2011. Centaurus Capital LP is a private investment partnership with interests in oil and gas, private equity, structured finance and the debt capital markets. Prior to Centaurus Capital LP, Mr. Gibson was a Senior Vice President in institutional asset management at Royal Bank of Canada from February 2008 until April 2011. Mr. Gibson has served as a member of the board of directors of ARG Realty, a commercial real estate company based in Argentina, since April 2018, Global Atlantic Financial Group, Inc., a brokerage firm, since May 2013, Cell Site Solutions, LLC, a provider of telecom equipment, products and services since May 2014, and the Tony Hawk Foundation, a youth-oriented charitable foundation, since July 2016. Mr. Gibson also serves on the advisory committee of several investment funds, including Cerberus Investment Partners V and Cerberus Investment Partners VI. Centaurus Capital LP is an investor in certain Cerberus funds. Mr. Gibson's knowledge of capital markets enhances the ability of our board of directors to make prudent financial judgments.

Hersch Klaff, Director. Mr. Klaff has served as a member of our board of directors since March 2010. Mr. Klaff is the Chief Executive Officer of Klaff Realty, which he formed in 1984. Mr. Klaff began his career as a Certified Public Accountant with the public accounting firm of Altschuler, Melvoin and Glasser in Chicago. Mr. Klaff's real estate expertise and accounting and investment experience, as well as his extensive knowledge of the Company, broadens the scope of our board of directors' oversight of our financial performance.

Jay L. Schottenstein, Director. Mr. Schottenstein has served as a member of our board of directors since 2006. Mr. Schottenstein has served as Chairman of the board of directors of American Eagle Outfitters, Inc., a global apparel and accessories retailer, since March 1992 and as Chief Executive Officer since December 2015, a position in which he previously served from March 1992 until December 2002. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores since March 1992 and as president since 2001. Mr. Schottenstein also served as Chief Executive Officer of Designer Brands, Inc. (formerly DSW, Inc.), a footwear and accessories retailer, from March 2005 to April 2009, and as Chairman of the board of directors of Designer Brands, Inc. since March 2005. Mr.

Schottenstein has deep knowledge of the Company and the retail industry in general. His experience as a chief executive officer and a director of other major publicly-owned retailers, and his expertise across operations, real estate, brand building and team management, gives him and our board of directors valuable knowledge and insight to oversee our operations.

Alan H. Schumacher, Director. Alan H. Schumacher has served as a member of our board of directors since March 2015. He has also served on the board of Warrior Met Coal, Inc., a leading producer and exporter of metallurgical coal for the global steel industry, since its initial public offering in April 2017. He has currently or previously served as a director of BlueLinx Holdings Inc., a distributor of building products, Evertec Inc., a full-service transaction processing business in Latin America, School Bus Holdings Inc., an indirect parent of school-bus manufacturer Blue Bird Corporation, Quality Distribution Inc., a chemical bulk tank truck operator, and Noranda Aluminum Holding Corporation, a producer of aluminum. Mr. Schumacher was a member of the Federal Accounting Standards Advisory Board from 2002 through June 2012. The board of directors has determined that the simultaneous service on more than three audit committees of public companies by Mr. Schumacher does not impair his ability to serve on our audit and risk committee nor does it represent or in any way create a conflict of interest for the Company. Mr. Schumacher's experience as a board director of several public companies, and his deep understanding of accounting principles, provides our board of directors with experience to oversee our accounting and financial reporting.

Lenard B. Tessler, Lead Director. Mr. Tessler has served as a member of our board of directors since 2006. Mr. Tessler is currently Vice Chairman and Senior Managing Director at Cerberus, which he joined in 2001. Prior to joining Cerberus, Mr. Tessler served as Managing Partner of TGV Partners, a private equity firm that he founded, from 1990 to 2001. From 1987 to 1990, he was a founding partner of Levine, Tessler, Leichtman & Co. From 1982 to 1987, he was a founder, Director and Executive Vice President of Walker Energy Partners. Mr. Tessler is a member of the Cerberus Capital Management Investment Committee. Mr. Tessler also served as a member of the board of directors of NexTier Oilfield Solutions Inc. (formerly Keane Group, Inc.), a provider of hydraulic fracturing, wireline technologies and drilling services, from October 2012 to October 2019, and Avon Products, Inc., a global manufacturer of beauty and related products, from March 2018 to January 2020, and currently serves as a Trustee of New York Presbyterian Hospital, where he also serves as member of the Investment Committee and the Budget and Finance Committee. Mr. Tessler's leadership roles at Cerberus, his board service and his extensive experience in financing and private equity investments and his in-depth knowledge of our Company and its acquisition strategy, provides critical skills for our board of directors to oversee our strategic planning and operations.

B. Kevin Turner, Vice Chairman. Mr. Turner has served as our Vice Chairman since February 2020, after serving as Vice Chairman and Senior Advisor to the Chief Executive Officer since August 2017. Mr. Turner has served as President and Chief Executive Officer of Core Scientific, an emerging leader in blockchain and artificial intelligence infrastructure, hosting, transaction processing and application development, since July 2018. Mr. Turner was previously a member of the board of directors of Nordstrom, Inc., from 2010 to May 2020, and Chief Executive Officer of Citadel Securities and Vice Chairman of Citadel LLC, global financial institutions, from August 2016 to January 2017. He served as Chief Operating Officer of Microsoft Corporation from 2005 to 2016, and as Chief Executive Officer and President of Sam's Club, a subsidiary of Wal-Mart, from 2002 to 2005. Between 1985 and 2002, Mr. Turner held a number of positions of increasing responsibility with Wal-Mart, including Executive Vice President and Global Chief Information Officer from 2001 to 2002. Mr. Turner's strategic and operational leadership skills and expertise in online worldwide sales, global operations, supply chain, merchandising, branding, marketing, information technology and public relations provide our board of directors with valuable insight relevant to our business.

Scott Wille, Director. Mr. Wille has served as a member of our board of directors since January 2015. Mr. Wille is currently Co-Head of Private Equity and Senior Managing Director at Cerberus, which he joined in 2006. Prior to joining Cerberus, Mr. Wille worked in the leveraged finance group at Deutsche Bank Securities Inc. from 2004 to 2006. Mr. Wille has served as a director of NexTier Oilfield Solutions Inc. (formerly Keane Group, Inc.), a provider of hydraulic fracturing, wireline technologies and drilling services, since 2011. Mr. Wille previously served as a director of Remington Outdoor Company, Inc., a designer, manufacturer and marketer of firearms, ammunition and related products, from February 2014 to March 2018 and as a director of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies, from September 2010 to October 2012. Mr. Wille serves as Senior Managing Director of Cerberus, and his experience in the financial and private equity industries, and his in-depth knowledge of our Company and its acquisition strategy, are valuable to our board of directors' understanding of our business and financial performance.
Forthcoming General Counsel Change

On May 4, 2020, we announced that Juliette W. Pryor has been named Executive Vice President and General Counsel, effective on June 15, 2020, replacing Robert A. Gordon, our Executive Vice President, General Counsel and Secretary, who is stepping down and transitioning to retirement.

Ms. Pryor previously served as senior vice president, general counsel and corporate secretary for Cox Enterprises, Inc., a leading communications and automotive services company, since October 2016. Prior to that, Ms. Pryor served as executive vice president, general counsel and chief compliance officer for US Foods, Inc., an American foodservice distributor, from February 2009 to October 2016, and as senior vice president and deputy general counsel from May 2005 to February 2009. From 2002 to 2005, Ms. Pryor was in private practice with the law firm Skadden Arps Slate Meagher & Flom LLP. Before joining Skadden, Ms. Pryor was general counsel and corporate secretary for e.spire Communications, Inc., a NASDAQ-listed telecommunications company.

Family Relationships

None of our officers or directors has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and is incorporated herein by reference. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

CORPORATE GOVERNANCE
Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE, as applicable, that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas, including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman Emeritus, Co-Chairmen of our board of directors and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Board Composition

Our business and affairs are currently managed by our board of directors. Our board of directors currently has 15 members. As presently situated, the board of directors is comprised of four members of management, six directors affiliated with our Sponsors (as defined herein) and five independent directors. Members of the board of directors will be elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.

Director Independence

Our board of directors has affirmatively determined that Sharon L. Allen, Steven A. Davis, Kim Fennebresque, Allen M. Gibson and Alan H. Schumacher are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Board Leadership Structure

Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the board of directors should be separate. Presently, Vivek Sankaran serves as our Chief Executive Officer and James L. Donald and Leonard Laufer are our Co-Chairmen. Our board of directors has considered its leadership structure and believes at this time that the Company and its stockholders are best served by having these positions divided. Dividing these roles allows for increased focus, as each person can devote their attention to one job, while fostering accountability and effective decision-making. By dividing these roles, each person is better able to successfully address both internal and external issues affecting the Company. While the roles of Chief Executive Officer and Chairman will remain separate, having Co-Chairmen allows each to draw on their extensive knowledge and expertise to set the agenda for and ensure the appropriate focus on issues of concern to the board of directors.

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

Board of Directors Meetings

During fiscal 2019, the board of directors met 15 times, the audit and risk committee met seven times, the compensation committee met seven times and the nominating and corporate governance committee did not meet. All of our directors attended at least 75% of the aggregate number of meetings of the board and committees of the board on which the director served, except for Mr. Gibson who attended 73% of the meetings and Mr. Schottenstein who attended 67% of the meetings.

BOARD COMMITTEES

Our board of directors has assigned certain of its responsibilities to permanent committees consisting of board members appointed by it. Our board of directors has an audit and risk committee, compensation committee, technology committee and nominating and corporate governance committee, each of which have the responsibilities and composition described below:

Audit and Risk Committee

Our audit and risk committee consists of Steven A. Davis, Kim Fennebresque and Alan H. Schumacher, with Mr. Schumacher serving as chair of the committee. The committee assists the board of directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements (to the extent not otherwise handled by our compliance committee), our independent auditor's qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. We have three independent directors serving on our audit and risk committee. Our board of directors has determined that Mr. Schumacher has the attributes necessary to qualify him as an "audit committee financial expert" as defined by applicable rules of the SEC. Our board of directors has adopted a written charter under which the audit and risk committee operates.

Compensation Committee

Our compensation committee consists of Sharon L. Allen, Kim Fennebresque and Lenard B. Tessler, with Mr. Fennebresque serving as chair of the committee. The compensation committee of the board of directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers' performance and advise on salary, bonus and other incentive and equity compensation. Our board of directors has adopted a written charter under which the compensation committee operates.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Sharon L. Allen, Allen M. Gibson and Lenard B. Tessler, with Ms. Allen serving as chair of the committee. The nominating and corporate governance committee is primarily concerned with identifying individuals qualified to become members of our board of directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our board of directors and the development of our corporate governance guidelines and principles. The nominating and corporate governance committee does not maintain a policy for considering nominees but believes the members of the committee have sufficient background and experience to review nominees competently. While the board of directors is solely responsible for the selection and nomination of directors, the nominating and corporate governance committee may consider nominees recommended by stockholders as deemed appropriate. The nominating and corporate governance committee evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates.

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

OTHER COMMITTEES

Compliance Committee

Our compliance committee (a non-board committee) consists of two directors, Hersch Klaff and Steven A. Davis, and two non-directors, Lisa A. Gray and Ronald Kravit, with Ms. Gray serving as chair of the committee. Ms. Gray serves as Vice Chairman of Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, and Mr. Kravit served as Senior Managing Director and head of real estate investing at Cerberus until his retirement in December 2018. The purpose of the compliance committee is to assist the Company in implementing and overseeing our compliance programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing our Company, and monitor our performance with respect to such programs, policies and procedures.

DIRECTOR COMPENSATION

Chairman Emeritus Agreement with Robert G. Miller

Robert G. Miller served as a member of our board of directors during fiscal 2019 and as Chairman Emeritus following his appointment on April 25, 2019. Mr. Miller previously served as our Executive Chairman from January 2015 to April 2019, and as Chief Executive Officer from June 2006 to January 2015 and again from April 2015 to September 2018. As Chairman Emeritus, Mr. Miller was entitled, pursuant to a chairman emeritus agreement, dated March 25, 2019, to receive a quarterly fee of $300,000 per fiscal quarter from April 25, 2019 through the end of fiscal 2019. On December 16, 2019, the chairman emeritus agreement was extended to provide that Mr. Miller is entitled to receive a quarterly fee of $300,000 per fiscal quarter from March 1, 2020 through the end of fiscal 2020. The chairman emeritus agreement also entitled Mr. Miller to the use of corporate aircraft for up to 50 hours per year for himself, his family members and guests at no cost to him, other than to pay income tax on such usage at the lowest permissible rate. While Mr. Miller was also entitled to receive director's fees to the same extent, and on the same basis, as the director's fees paid to directors appointed by our Sponsors, because the directors appointed by our Sponsors were not paid director's fees during fiscal 2019, Mr. Miller similarly did not receive director's fees during fiscal 2019.

Independent Directors

Our independent directors received compensation for their service on our board of directors or any board committees in fiscal 2019. We reimburse all of our directors for reasonable documented out-of-pocket expenses incurred by them in connection with attendance at board of directors and committee meetings.

For fiscal 2019, all of our independent directors received an annual cash fee in the amount of $125,000 and additional annual fees for serving as a committee chair and/or member as follows:

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

In February 2019, our board of directors approved awards of 3,788 Phantom Units (as defined herein) to each of Messrs. Davis, Fennebresque, Gibson and Schumacher and Ms. Allen with a grant date fair value of $125,004. These Phantom Units became 100% vested on February 29, 2020.

See "Executive Compensation—Incentive Plans—Phantom Unit Plan" for additional information regarding the Phantom Unit Plan.

Six members of our board of directors, Robert G. Miller, Sharon L. Allen, Steven A. Davis, Kim Fennebresque, Allen M. Gibson and Alan H. Schumacher received compensation for their service on our board of directors during fiscal 2019, as set forth in the table below.

(in dollars) Name	Fees earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Sharon L. Allen	165,000	125,004	—	—	—	—	290,004
Steven A. Davis	170,000	125,004	—	—	—	—	295,004
Kim Fennebresque	190,000	125,004	—	—	—	—	315,004
Allen M. Gibson	125,000	125,004	—	—	—	—	250,004
Robert G. Miller	1,039,286	—	—	—	—	—	1,039,286
Allen H. Schumacher	175,000	125,004	—	—	—	—	300,004
(1) Reflects the grant date fair value calculated in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, ("ASC 718").

As of February 29, 2020, the aggregate number of outstanding vested and unvested Phantom Units held by each independent director was:

Name	Number of Vested Phantom Units	Number of Unvested Phantom Units
Sharon L. Allen	3,788	—
Steven A. Davis	3,788	—
Kim Fennebresque	3,788	—
Allen M. Gibson	3,788	—
Alan H. Schumacher	3,788	—

Item 11 - Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide an understanding of ACI's compensation philosophy and objectives, compensation-setting process, and the compensation of ACI's named executive officers during fiscal 2019 ("NEOs"). ACI's NEOs for fiscal 2019 were:

•	Vivek Sankaran, ACI's President and Chief Executive Officer;

•	James L. Donald, ACI's former President and Chief Executive Officer and current Co-Chairman;

•	Robert B. Dimond, ACI's Executive Vice President and Chief Financial Officer;

•	Susan Morris, ACI's Executive Vice President and Chief Operations Officer;

•	Christine Rupp, ACI's Executive Vice President and Chief Customer and Digital Officer;

•	Michael Theilmann, ACI's Executive Vice President and Chief Human Resources Officer; and

•	Shane Sampson, ACI's former Chief Marketing and Merchandising Officer.

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

ACI's board of directors has delegated to the compensation committee responsibility for administering its executive compensation programs. As part of the administration of ACI's executive compensation programs, the Chief Executive Officer provides the compensation committee with his assessment of the other NEOs' performance and other factors used in developing his recommendation for their compensation, including salary adjustments, cash incentives and equity grants.

ACI has engaged a compensation consultant to provide assistance in determining the compensation of its executive officers. Such assistance may include establishing a peer group and formal benchmarking process to ensure that its executive compensation program is competitive and offers the appropriate retention and performance incentives.

Components of the NEO Compensation Program for Fiscal 2019
ACI uses various compensation elements to provide an overall competitive total compensation and benefits package to the NEOs that is tied to creating value, commensurate with ACI's results, and aligns with its business strategy. Set forth below are the key elements of the compensation program for the NEOs for fiscal 2019:

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

Base Salary

ACI provides the NEOs with a base salary to compensate them for services rendered during the fiscal year. Base salaries for the NEOs are determined on the basis of each executive's role and responsibilities, experience, expertise and individual performance. While NEOs are not eligible for automatic annual salary increases, in fiscal 2019, ACI made adjustments to the annual base salaries of two NEOs from their base salaries in effect at the end of fiscal 2018:

Name	Fiscal 2018 Base Salary ($)	Fiscal 2019 Base Salary Rate ($)
Vivek Sankaran (1)	—	1,500,000
James L. Donald	1,500,000	1,500,000
Robert B. Dimond	775,000	850,000
Susan Morris	850,000	900,000
Christine Rupp (1)	—	750,000
Michael Theilmann (1)	—	600,000
Shane Sampson	900,000	900,000

1.	Mr. Sankaran joined ACI on April 25, 2019, followed by Mr. Theilmann and Ms. Rupp on August 19, 2019 and December 1, 2019, respectively.

Bonuses

Performance-Based Bonus Plans

ACI recognizes that its corporate management employees shoulder responsibility for supporting its operations and achieving positive financial results. Therefore, ACI believes that a substantial percentage of each executive officer's annual compensation should be tied directly to the achievement of performance goals.

2019 Bonus Plan. All of the NEOs participated in the Corporate Management Bonus Plan established for fiscal 2019 (the "2019 Bonus Plan"). Consistent with ACI's bonus plan for fiscal 2018, the 2019 Bonus Plan consisted of two components:

•
a quarterly bonus component based on the performance achieved by each of ACI's divisions for each fiscal quarter in fiscal 2019 (each, a "Quarterly Division Bonus"), other than ACI's United Supermarkets division and Haggen stores; and

•	an annual bonus component based on performance for the full fiscal 2019 year (the "Annual Corporate Bonus").

The goals set under the 2019 Bonus Plan were designed to be challenging and difficult to achieve, but still within a realizable range so that achievement was both uncertain and objective. ACI believes that this methodology created a strong link between its NEOs and its financial performance.

The Quarterly Division Bonus component and the Annual Corporate Bonus component each constituted 50% of each NEO's target bonus opportunity for fiscal 2019. Each NEO's target bonus opportunity for fiscal 2019 under the 2019 Bonus Plan was set at 100% (150% for Mr. Sankaran) of the NEO's annual base salary. ACI believes that the target bonus opportunity for its NEOs is appropriate based on their positions and responsibilities, as well as their individual ability to impact its financial performance, and places a proportionately larger percentage of total annual pay for its NEOs at risk based on its performance.

Quarterly Division Bonus. For purposes of the Quarterly Division Bonus, the target bonus opportunity for each fiscal quarter in fiscal 2019 was calculated by dividing the NEO's target bonus opportunity for fiscal 2019 by 52 weeks and multiplying the result by the number of weeks in the applicable fiscal quarter, then dividing by two (each, a "Quarterly Bonus Target"). Higher and lower percentages of base salary could be earned for each fiscal quarter if minimum performance levels or performance levels above target were achieved. The maximum bonus opportunity for each fiscal quarter under the 2019 Bonus Plan was 200% of the applicable Quarterly Bonus Target. No amount would be payable for an applicable fiscal quarter if results for that quarter fell below established threshold levels. ACI believes that having a maximum cap promotes good judgment by the NEOs, reduces the likelihood of windfalls and makes the maximum cost of the plan predictable.

At the beginning of each fiscal quarter, the management of each division participating in the 2019 Bonus Plan, with approval from ACI's corporate management, established the division's EBITDA goal for the applicable fiscal quarter with threshold, plan, target and maximum goals. After the end of the fiscal quarter, ACI's corporate finance team calculated the financial results for each retail division and reported the Quarterly Division Bonus percentage earned, if any. A division earned between 0% to 100% of the bonus target amount for achievement of EBITDA for the fiscal quarter between the threshold and target levels. If the division exceeded 100% of target EBITDA for a fiscal quarter, the amount in excess of target EBITDA would be earned in proportion to the maximum goals, subject to a cap based on achievement of division sales goals for such fiscal quarter as follows:

Quarterly Sales Goal Percentage Achieved	Maximum Percentage of Quarterly Division Bonus Target Earned
Below 99%	100%
99%-99.99%	150%
100% or greater	200%

The bonuses earned by the NEOs for each fiscal quarter were determined by adding together the percentage of the Quarterly Division Bonus target amounts earned for all of the divisions and dividing the sum by the number of ACI's divisions participating in the 2019 Bonus Plan for such quarter. Most of ACI's divisions participated in the 2019 Bonus Plan during fiscal 2019. The compensation committee determines the level of achievement for each fiscal quarter, which, in turn, determines the amount of the bonus that each NEO will receive each fiscal quarter.

Annual Corporate Bonus. The Annual Corporate Bonus component was based on the level of achievement by ACI of an annual Adjusted EBITDA target for fiscal 2019 of $2,700.0 million. Amounts under the Annual Corporate Bonus could be earned above or below target level. The threshold level above which a percentage of the Annual Corporate Bonus could be earned was achievement above 90% of the Adjusted EBITDA target and 100% of the Annual Corporate Bonus could be earned at achievement of 100% of the Adjusted EBITDA target, with interim percentages earned for achievement between levels. If achievement exceeded 100% of the Adjusted EBITDA target, 10% of the excess Adjusted EBITDA would be added to the bonus pool, but payout was capped at 200% on the Annual Corporate Bonus component of the NEO's target bonus opportunity for fiscal 2019. Based on ACI's achievement of Adjusted EBITDA of $2,834.4 million in fiscal 2019, 105% of the target, the compensation committee determined that 160.14% of the Annual Corporate Bonus component of each NEO's fiscal 2019 target bonus opportunity was earned.

The NEOs earned the following amounts under the 2019 Bonus Plan:

Name	Aggregate Quarterly Division Bonus for Fiscal 2019 Earned ($)	Annual Corporate Bonus for Fiscal 2019 Earned ($)	Aggregate Bonus for Fiscal 2019 Earned ($)
Vivek Sankaran	1,058,184	1,559,055	2,617,239
James L. Donald	840,583	1,224,147	2,064,730
Robert B. Dimond	476,330	693,683	1,170,013
Susan Morris	504,350	734,488	1,238,838
Christine Rupp	93,750	150,131	243,881
Michael Theilmann	179,464	258,688	438,152
Shane Sampson	259,487	388,032	647,519

Special Bonuses

In addition to the annual cash incentive program, ACI may from time to time pay its NEOs discretionary bonuses as determined by the board of directors or the compensation committee to provide for additional retention or upon special circumstances. In connection with the commencement of their respective employments in fiscal 2019, Mr. Sankaran, Ms. Rupp and Mr. Theilmann each received a sign-on bonus. Mr. Sankaran received a sign-on retention award of $10.0 million consisting of three separate payments-$5.0 million was paid on the commencement of his employment and, subject to his continued employment, $2.5 million is payable on April 25, 2020 and $2.5 million is payable on April 25, 2021. Ms. Rupp received a sign-on bonus of $2.0 million consisting of two payments-$1.5 million was paid in December 2019 and, subject to her continued employment, the remaining $500,000 is payable on December 1, 2020. Mr. Theilmann's sign-on bonus consisted of a single payment on August 19, 2019 of $950,000.

Incentive Plans

Phantom Unit Plan

2016-2017 NEO Phantom Unit Grants

Mr. Sampson was granted 132,456 Phantom Units on July 19, 2017 and Ms. Morris was granted 132,456 Phantom Units on each of April 28, 2016 and January 11, 2018 (such grants of Phantom Units to these NEOs, the "2016-2017 NEO Phantom Unit Grants").

Fifty percent of the 2016-2017 NEO Phantom Unit Grants are time-based units that are subject to the NEO's continued service through each applicable vesting date (the "2016-2017 Time-Based Units"). The remaining 50% of the 2016-2017 NEO Phantom Unit Grants are performance units that are subject to both the NEO's continued service through each applicable vesting date and to the achievement of annual performance targets (the "2016-2017 Performance Units"). The portion of the 2016-2017 Performance Units subject to vesting on February 29, 2020 were subject to the achievement of an annual Adjusted EBITDA target for fiscal 2019 of $2.7 billion. The 2016-2017 NEO Phantom Unit Grants were granted with the right to receive a tax bonus that entitles the NEO to receive a bonus equal to 4% of the fair value of the management incentive units paid to the participant in respect of vested Phantom Units.

Donald Initial Phantom Unit Grants

Upon the commencement of his employment on March 1, 2018, Mr. Donald was granted 214,219 Phantom Units. Fifty percent of such Phantom Units vested on the last day of fiscal 2018 and the remaining 50% of such Phantom Units vested on the last day of fiscal 2019. Mr. Donald's award entitled him to receive a tax bonus equal to 4% of the fair value of the management incentive units paid to him in respect of vested Phantom Units.

Time-Based Phantom Unit Awards

During fiscal 2018 and fiscal 2019, NEOs were granted Phantom Units that vest based on the NEOs continued service in one-third increments on each of three anniversaries of the grant date (the "Time-Based Phantom Unit Awards"). On September 11, 2018, Mr. Donald was granted a Time-Based Phantom Unit Award of 125,000 Phantom Units, and on November 9, 2018, each of Messrs. Sampson and Dimond and Ms. Morris was granted a Time-Based Phantom Unit Award of 39,297 Phantom Units. On September 11, 2019, Mr. Donald was granted an additional Time-Based Phantom Unit Award of 121,212 Phantom Units, and on October 29, 2019, Mr. Theilmann was granted a Time-Based Phantom Unit Award of 22,728 Phantom Units. On February 7, 2020, Ms. Rupp was granted a Time-Based Phantom Unit Award of 51,282 Phantom Units. In addition, following a change of control, if an NEO's employment is terminated by ACI without "cause" or due to the NEO's death or disability, all Time-Based Phantom Units not previously forfeited would become 100% vested.

Performance-Based Phantom Unit Awards

2019 Performance-Based Phantom Unit Awards.    During fiscal 2018 and fiscal 2019, NEOs were granted awards of Phantom Units that vest subject to the NEO's continued service through the end of fiscal 2021 and based on the achievement of specified performance in each of fiscal 2019, fiscal 2020 and fiscal 2021 (the "2019 Performance-Based Phantom Unit Awards").

On September 11, 2018, Mr. Donald was granted a 2019 Performance-Based Phantom Unit Award entitling him to earn a target number of 125,000 Phantom Units. On November 9, 2018, each of Messrs. Sampson and Dimond and Ms. Morris was granted a 2019 Performance-Based Phantom Unit Award entitling the NEO to earn a target number of 39,297 Phantom Units and on October 29, 2019, Mr. Theilmann was granted a 2019 Performance-Based Phantom Unit Award entitling him to earn a target number of 19,179 Phantom Units. On February 7, 2020, Ms. Rupp was granted a 2019 Performance-Based Phantom Unit Award entitling her to earn a target number of 19,201 Phantom Units. Each award recipient may earn between 0% and 120% of one-third (or, in the case of Ms. Rupp and Mr. Theilmann, a pro-rated number based on the date the officer commenced employment) of the total target number of Phantom Units subject to the award in each of fiscal 2019, fiscal 2020 and fiscal 2021 based on ACI's achievement of its annual Adjusted EBITDA target for such fiscal year. For an award recipient to earn any Phantom Units in respect of a fiscal year, ACI must achieve at least 95% of ACI's annual Adjusted EBITDA target for that fiscal year. Performance at 95% of its annual Adjusted EBITDA target would entitle an award recipient to 75% of the target number of Phantom Units for such fiscal year. Any Phantom Units not earned at the end of a fiscal year as a result of the performance criteria not being met are automatically forfeited. If an award recipient's employment terminates prior to the conclusion of fiscal 2021, the award recipient's entire 2019 Performance-Based Phantom Unit Award would be forfeited. The Adjusted EBITDA target for fiscal 2019 was $2.7 billion. If a change of control were to occur prior to the end of fiscal 2021, each NEO would (i) retain any 2019 Performance-Based Phantom Unit Awards awarded in respect of any fiscal year completed prior to the change of control and (ii) be awarded a number of Phantom Units equal to the target number of 2019 Performance- Based Phantom Unit Awards for any fiscal year that had either not yet ended or not yet commenced, and such Phantom Units would then vest solely based on the NEO's continued employment through the last day of fiscal 2021. If, following a change of control, an NEO's employment were terminated by ACI without "cause" or due to the NEO's death or disability, all 2019 Performance-Based Phantom Unit Awards awarded to the NEO would become 100% vested.

Donald 2020 Performance-Based Phantom Unit Awards

On September 11, 2019, Mr. Donald was granted an award of Phantom Units entitling him to earn a target number of 121,212 Phantom Units that vest subject to Mr. Donald's continued service through the end of fiscal 2022 and based on the achievement of specified performance in each of fiscal 2020, fiscal 2021 and fiscal 2022 (the "Donald 2020 Performance-Based Phantom Unit Award"). In each of fiscal 2020, fiscal 2021 and fiscal 2022, Mr. Donald may earn between 0% and 120% of one-third of the target number of the award (i.e., 40,404 Phantom Units) based on ACI's achievement of its annual Adjusted EBITDA target for each such fiscal year. For Mr. Donald to earn any Phantom Units in respect of a fiscal year, ACI must achieve at least 95% of ACI's annual Adjusted EBITDA target for that fiscal year. Performance at 95% of its annual Adjusted EBITDA target will entitle Mr. Donald to 75% of the target number of Phantom Units for such fiscal year. Any Phantom Units not earned at the end of a fiscal year as a result of the performance criteria not being met are automatically forfeited. If Mr. Donald's service terminates prior to the conclusion of fiscal 2022, the Donald 2020 Performance-Based Phantom Unit Award will be forfeited. If a change of control were to occur prior to the end of fiscal 2022, Mr. Donald would (i) retain any Donald 2020 Performance-Based Phantom Unit Awards awarded in respect of any fiscal year completed prior to the change of control and (ii) be awarded a number of Phantom Units equal to the target number of Donald 2020 Performance-Based Phantom Unit Awards for any fiscal year that had either not yet ended or not yet commenced, and such Phantom Units would then vest solely based on Mr. Donald's continued service through the last day of fiscal 2022. If, following a change of control, Mr. Donald's service were terminated by ACI without "cause" or due to Mr. Donald's death or disability, all Donald 2020 Performance-Based Phantom Unit Awards awarded would become 100% vested.

Employment Agreements

Employment Agreement with Vivek Sankaran

On March 25, 2019, ACI entered into an employment agreement with Vivek Sankaran (the "Sankaran Employment Agreement"), effective April 25, 2019 (the "Commencement Date"). The Sankaran Employment Agreement provides for an initial term that expires on the third anniversary of the Commencement Date, and thereafter automatically renews for additional one-year periods unless either party provides written notice at least 120 days prior to the end of the then-current term.

Pursuant to the Sankaran Employment Agreement, Mr. Sankaran is entitled to receive an annual base salary of $1,500,000 and is eligible for an annual bonus targeted at 150% of his base salary. Mr. Sankaran also received a sign-on retention award of $10.0 million. Fifty percent of Mr. Sankaran's sign-on retention award was paid on the Commencement Date, and the remaining 50% is payable as follows: (i) $2.5 million on April 25, 2020 and (ii) $2.5 million on April 25, 2021, subject to his continued employment with ACI on each such date.

On his Commencement Date, Mr. Sankaran was granted profits interests consisting of 584,289 Class B-1 Units (as defined herein) in Albertsons Investor, 588,315 Class B-1 Units in KIM ACI, 584,289 Class B-2 Units (as defined herein) in Albertsons Investor and 588,315 Class B-2 Units in KIM ACI. The Class B-1 Units and Class B-2 Units entitle Mr. Sankaran to participate, on a pro rata basis, in the distributions from each of Albertsons Investor and KIM ACI following aggregate distributions of $6.5 billion (on a combined basis from both Albertsons Investor and KIM ACI), based on Mr. Sankaran's ownership percentages in Albertsons Investor and KIM ACI. The only difference between the Class B-1 Units in Albertsons Investor and the Class B-2 Units in Albertsons Investor are the vesting and forfeiture terms. Similarly, the only difference between the Class B-1 Units in KIM ACI and the Class B-2 Units in KIM ACI are the vesting and forfeiture terms. The aggregate fair value of Mr. Sankaran's Class B-1 Units and Class B-2 Units in Albertsons Investor and Class B-1 Units and Class B-2 Units in KIM ACI was $19.5 million based on a fair value of the Class B-1 Units and Class B-2 Units in Albertsons Investor of $15.04 per unit and a fair value of the Class B-1 Units and Class B-2 Units in KIM ACI of $1.64 per unit (the different fair values are due to the unequal ownership interests in the Company held by Albertsons Investor and KIM ACI).

Mr. Sankaran's Class B-1 Units in Albertsons Investor have the same vesting terms and conditions as his Class B-1 Units in KIM ACI (collectively, the "Class B-1 Units") and all of Mr. Sankaran's Class B-2 Units in Albertsons Investor have the same vesting terms and conditions as his Class B-2 Units in KIM ACI (collectively, the "Class B-2 Units"). Accordingly, for simplification purposes, any reference to a fraction or percentage of Mr. Sankaran's Class B-1 Units is intended to mean that fraction or percentage of Mr. Sankaran's Class B-1 Units in Albertsons Investor and Mr. Sankaran's Class B-1 Units in KIM ACI, respectively, and any reference to a fraction or percentage of Mr. Sankaran's Class B-2 Units is intended to mean that fraction or percentage of Mr. Sankaran's Class B-2 Units in Albertsons Investor and Mr. Sankaran's Class B-2 Units in KIM ACI, respectively.

Mr. Sankaran's Class B-1 Units will vest in installments on each of the first, second, third, fourth and fifth anniversaries of his Commencement Date. If, prior to a change in control, Mr. Sankaran's employment terminates due to his death or disability, Mr. Sankaran will become vested in the number of Class B-1 Units that would have vested on the next anniversary of the grant date, prorated based on the number of days of service during the period commencing on the prior anniversary of the grant date and ending on the date of Mr. Sankaran's termination of employment. If following a change in control, Mr. Sankaran's employment terminates due to his death or disability, Mr. Sankaran will become fully vested in all unvested Class B-1 Units. If Mr. Sankaran's employment is terminated by ACI without "cause" or Mr. Sankaran resigns for "good reason" (as such terms are defined in the Sankaran Employment Agreement), Mr. Sankaran will become vested in the Class B-1 Units that he would have become vested on the next anniversary of the grant date following such termination of employment. If Mr. Sankaran's employment is terminated by ACI without cause or Mr. Sankaran resigns for good reason following a change in control or within the 180-day period immediately prior to a change in control, Mr. Sankaran will become fully vested in the Class B-1 Units. If Mr. Sankaran's employment terminates due to ACI's non-renewal of the term, Mr. Sankaran will become vested in any Class B-1 Units that would have vested during the 13-month period following such termination of employment.

Mr. Sankaran's Class B-2 Units are divided into three equal tranches, each of which will vest in installments: (i) the first tranche, consisting of one-third of the Class B-2 Units, vests at the end of each of fiscal 2019, fiscal 2020 and fiscal 2021 ("Tranche One"); (ii) the second tranche, consisting of one-third of the Class B-2 Units, vests at the end of each of fiscal 2020, fiscal 2021 and fiscal 2022 ("Tranche Two"); and (iii) the third tranche, consisting of one-third of the Class B-2 Units, vests at the end of each of fiscal 2021, fiscal 2022 and fiscal 2023 ("Tranche Three"), in each case based on the attainment of performance criteria for each applicable fiscal year, and in each case subject to Mr. Sankaran's continued employment with the Company. With respect to each fiscal year, Mr. Sankaran will vest in between 0% and 100% of the Class B-2 Units eligible to become vested in that fiscal year based on ACI's achievement of the annual Adjusted EBITDA target for such fiscal year. For Mr. Sankaran to vest in any Class B-2 Units in respect of a fiscal year, ACI must achieve at least 95% of the annual Adjusted EBITDA target for that fiscal year. Performance at 95% of the annual Adjusted EBITDA target will entitle Mr. Sankaran to 75% of the target number of Class B-2 Units for such fiscal year. Any Class B-2 Units that do not vest at the end of a fiscal year are automatically forfeited. The Adjusted EBITDA target for fiscal 2019 was $2.7 billion.

If Mr. Sankaran's employment is terminated by Mr. Sankaran without good reason: (i) prior to the conclusion of fiscal 2021, Tranche One will be forfeited in its entirety; (ii) prior to the conclusion of fiscal 2022, Tranche Two will be forfeited in its entirety; and (iii) prior to the conclusion of fiscal 2023, Tranche Three will be forfeited in its entirety. If, prior to a change in control, Mr. Sankaran's employment terminates due to his death or disability, Mr. Sankaran will become vested in the number of Class B-2 Units that would have vested on the next anniversary of the grant date based on the attainment of performance targets for such fiscal year, prorated based on the number of days of service during the period commencing on the prior anniversary of the grant date and ending on the date of Mr. Sankaran's termination of employment. If, following a change in control, Mr. Sankaran's employment terminates due to his death or disability, Mr. Sankaran will become fully vested in all unvested Class B-2 Units (to the extent not previously forfeited) as if the performance targets for future fiscal years had been fully achieved. If Mr. Sankaran's employment is terminated by ACI without cause or by Mr. Sankaran for good reason, Mr. Sankaran will become fully vested in any Class B-2 Units that would have become vested at the end of the fiscal year in which such termination occurs, based on the attainment of performance targets for such fiscal year. If Mr. Sankaran's employment is terminated by ACI without cause or Mr.

Sankaran resigns for good reason following a change in control or within the 180-day period immediately prior to a change in control, Mr. Sankaran will become fully vested in any unvested Class B-2 Units (to the extent not previously forfeited) as if the performance targets for future fiscal years had been fully achieved. If Mr. Sankaran's employment terminates due to ACI's non-renewal of the term, Mr. Sankaran will become vested in any Class B-2 Units that would have vested during the 13-month period following such termination of employment, based on the attainment of performance targets for the fiscal year of such termination.

If, in connection with an initial public offering, Mr. Sankaran receives equity in the Company in respect of his Class B-1 Units and Class B-2 Units which has a value, based on an initial public offering price, of less than $24.0 million (as equitably adjusted downward for any Class B-2 Units that have been previously forfeited as a result of ACI's failure to achieve annual performance criteria), subject to Mr. Sankaran's continued employment with ACI through the date of the offering, Mr. Sankaran will, on the date of the offering, be granted an option with a 10-year term to acquire common stock of the Company having a value, determined in accordance with Black-Scholes methodology, equal to the difference between $24.0 million (as equitably adjusted downward) and the value of the equity in the Company that Mr. Sankaran received in connection with an offering in respect of his Class B-1 Units and Class B-2 Units. The option would vest in three equal installments on the one-year, two-year and three-year anniversary of the date of grant, subject to his continued employment through each such anniversary of the date of grant.

If Mr. Sankaran's employment terminates due to his death or disability, subject to his (or his legal representative's, as appropriate) execution of a release, Mr. Sankaran or his legal representative, as appropriate, would be entitled to receive: (i) the earned but unpaid portion of any bonus earned in respect of any completed performance period prior to the date of termination; (ii) a lump sum payment in an amount equal to 25% of his base salary; (iii) a bonus for the fiscal year of termination based on actual performance metrics for the fiscal year of the Company in which the termination date occurs, but prorated based on the number of days of service during the applicable fiscal year through the termination date; (iv) payment of the unvested or unpaid portions of his sign-on retention award; (v) if the option (described above) has been issued, accelerated vesting of the portion of the option that would have become vested upon the next anniversary of the date of grant following the termination date, but prorated based on the number of days of service from the most recent anniversary of the date of grant through the termination date; and (vi) reimbursement of the cost of continuation coverage of group health coverage for a period of 18 months.

If Mr. Sankaran's employment is terminated by ACI without cause or by Mr. Sankaran for good reason, subject to his execution of a release, Mr. Sankaran would be entitled to receive (i) the earned but unpaid portion of any bonus earned in respect of any completed performance period prior to the date of termination; (ii) a lump sum payment in an amount equal to 200% of the sum of his base salary plus target bonus; (iii) a bonus for the fiscal year of termination based on actual performance metrics for the fiscal year of the Company in which the termination date occurs, but prorated based on the number of days of service during the applicable fiscal year through the termination date; (iv) payment of the unvested or unpaid portions of his sign-on retention award; (v) if the option (described above) has been issued, accelerated vesting of the portion of the option that would have become vested upon the next anniversary of the date of grant following the termination date; and (vi) reimbursement of the cost of continuation coverage of group health coverage for a period of 18 months.

If Mr. Sankaran's employment is terminated due to ACI's election not to renew the term of his employment, subject to his execution of a release, Mr. Sankaran would be entitled to receive: (i) the earned but unpaid portion of any bonus earned in respect of any completed performance period prior to the date of termination; (ii) a lump sum payment in an amount equal to 200% of the sum of his base salary plus target bonus; (iii) if the option (described above) has been issued, accelerated vesting of the portion or portions of the option that would have become vested in the 13-month period following the termination date; and (iv) reimbursement of the cost of continuation coverage of group health coverage for a period of 18 months.

Employment Agreement with James L. Donald

On May 22, 2019, ACI entered into an amended and restated employment agreement with Mr. Donald, (the "Donald Employment Agreement"), effective April 25, 2019. The Donald Employment Agreement extended the term of Mr. Donald's service with ACI to February 25, 2023 and updates his duties through such date.

Pursuant to the Donald Employment Agreement, through February 29, 2020, Mr. Donald received an annual base salary of $1,500,000 and remained eligible for a bonus targeted at 100% of his base salary. Thereafter, through the end of the term on February 25, 2023, Mr. Donald will receive an annual base salary of $1.0 million but will no longer be eligible to receive a bonus. As provided in the Donald Employment Agreement, Mr. Donald received an award of 242,424 Phantom Units under ACI's Phantom Unit Plan, of which 50% will vest in three equal installments on each anniversary of the grant date, provided that Mr. Donald remains in his then-current position with ACI through the applicable vesting date, and 50% will vest on February 25, 2023, provided that (i) Mr. Donald remains in his then-current position with ACI through such date and (ii) the performance-based conditions specified by the board of directors (or compensation committee) for each of fiscal 2020, fiscal 2021 and fiscal 2022 of the Company have been achieved.

If Mr. Donald's employment is terminated due to his death or due to disability, he or his legal representative, as appropriate, would be entitled to receive a lump sum payment in an amount equal to 25% of his then base salary. If Mr. Donald's employment is terminated by ACI without cause or by Mr. Donald for good reason (as such terms are defined in the Donald Employment Agreement) after February 29, 2020, subject to his execution of a release, Mr. Donald would be entitled to a lump sum payment in an amount equal to his then remaining base salary that would have been payable from the date of termination through February 25, 2023.

Employment Agreements with other Executives

During fiscal 2019, each of Messrs. Dimond, Sampson and Theilmann and Mses. Morris and Rupp were subject to a respective employment agreement with the Company (collectively, the "Executive Employment Agreements"). On May 1, 2019, ACI entered into a new employment agreement with Messrs. Dimond and Sampson and Ms. Morris, respectively, each of which amended and restated such NEO's respective prior employment agreement with the Company, dated August 1, 2017. In connection with the commencement of Mr. Theilmann's employment with the Company on August 19, 2019, and Ms. Rupp's employment with the Company on December 1, 2019, each entered into their respective Executive Employment Agreement.

Each Executive Employment Agreement has a term that ends on January 30, 2023 and provides that the respective NEO is entitled to a specified annual base salary and eligibility for an annual bonus targeted at 100% of his or her annual base salary.

If the executive's employment terminates due to his or her death or he or she is terminated due to disability, the executive or his or her legal representative, as appropriate, would be entitled to receive a lump sum payment in an amount equal to 25% of his or her base salary. If the executive's employment is terminated by ACI without cause or by the executive for good reason, subject to his or her execution of a release, the executive would be entitled to a lump sum payment in an amount equal to 200% of the sum of his or her base salary plus target bonus and reimbursement of the cost of continuation coverage of group health coverage for a period of 12 months.

For the purposes of each Executive Employment Agreement, cause generally means:

•	conviction of a felony;

•	acts of intentional dishonesty resulting or intending to result in personal gain or enrichment at ACI's expense, or ACI's subsidiaries or affiliates;

•
a material breach of the executive's obligations under the applicable Executive Employment Agreement, including, but not limited to, breach of the restrictive covenants or fraudulent, unlawful or grossly negligent conduct by the executive in connection with his or her duties under the applicable Executive Employment

Agreement;

•	personal conduct by the executive which seriously discredits or damages ACI, ACI's subsidiaries or ACI's affiliates; or

•	contravention of specific lawful direction from the board of directors.

For the purposes of each Executive Employment Agreement, good reason generally means:

•	a reduction in the base salary or target bonus; or

•
without prior written consent, relocation of the executive's principal location of work to any location that is in excess of 50 miles from such location on the date of the applicable Executive Employment Agreement.

Pursuant to Ms. Rupp's Executive Employment Agreement, Ms. Rupp is entitled to an annual bonus for fiscal 2019 under the 2019 Bonus Plan in an amount determined by the committee and pro-rated based on the number of days Ms. Rupp is employed during fiscal 2019. In addition, pursuant to Ms. Rupp's Executive Employment Agreement, Ms. Rupp is entitled to an annual equity grant valued at $2.0 million, the first of which is to be awarded on ACI's customary grant date following December 1, 2019.

Ms. Rupp's Executive Employment Agreement also entitled Ms. Rupp to a one-time incentive award consisting of cash and equity awards as an inducement to begin employment with the Company. The cash portion of the award is equal to $2.0 million, with $1.5 million having been paid on December 1, 2019 and the remaining $500,000 to be paid on December 1, 2020, subject to her continued employment on such date. Ms. Rupp also received an award of 51,282 Phantom Units that vests, subject to Ms. Rupp's continued employment, in three installments - 50% on December 1, 2021, 25% on December 1, 2022 and 25% on December 1, 2023, and an award of 19,201 Phantom Units under the Phantom Unit Plan, which vests at the end of fiscal 2021 based on performance during fiscal 2019, fiscal 2020 and fiscal 2021, and provided Ms. Rupp remains employed through such date.

Sampson Separation Agreement

On August 19, 2019, Mr. Sampson resigned from employment with ACI, effective September 7, 2019. On August 21, 2019, ACI entered into a separation agreement (the "Sampson Separation Agreement") with Mr. Sampson that provides for Mr. Sampson to receive (i) a lump sum payment equal to 200% of the sum of Mr. Sampson's then-current base salary plus target bonus, (ii) a lump sum payment equal to 50% percent of the annual bonus Mr. Sampson would have received in respect of fiscal 2019 had Mr. Sampson remained employed for the entirety of such fiscal year, payable no later than May 15, 2020, and (iii) reimbursement of the cost of continuation coverage of group health coverage for a period of up to 18 months. As a condition to receiving the payments and benefits under the Sampson Separation Agreement, Mr. Sampson provided a general release of claims in favor of ACI and ACI's affiliates and agreed to continue to comply with 24-month post-employment non-competition and non-solicitation covenants.

Deferred Compensation Plan

ACI's subsidiaries, Albertsons and NALP, maintain the Albertson's LLC Makeup Plan and NALP Makeup Plan, respectively (collectively, the "Makeup Plans"). The Makeup Plans are unfunded nonqualified deferred compensation arrangements. Designated employees may elect to defer the receipt of a portion of their base pay, bonus and incentive payments under the Makeup Plans. The amounts deferred are held in a book entry account and are deemed to have been invested by the participant in investment options designated by the participant from among the investment options made available by the committee under the Makeup Plans. Participants are vested in their accounts under the Makeup Plans to the same extent they are vested in their accounts under the 401(k) plan discussed below, except that accounts under the Makeup Plans will become fully vested upon a change of control. No deferral contributions for a year will be credited, however, until the participant has been credited with the maximum amount of elective deferrals permitted by the terms of the 401(k) plans and/or the limitations imposed by the Code. In addition, participants will be credited with an amount equal to the excess of the amount ACI would contribute to the 401(k) plans as a Company contribution on the participant's behalf for the plan year without regard to any limitations imposed by the Code based on the participant's compensation over the amount of ACI's actual Company contributions for the plan year. Generally, payment of the participant's account under the Makeup Plans will be made in a lump sum following the participant's separation from service. Participants may receive a distribution of up to 100% of their account during employment in the event of an emergency. Participants in the Makeup Plans are unsecured general creditors. Effective December 31, 2018, the Makeup Plans were frozen except for any deferrals from bonus payments earned during fiscal 2018 but paid in 2019. The Makeup Plans were replaced by the Albertsons Companies Deferred Compensation Plan effective January 1, 2019, which provides for deferral on substantially the same terms as the Makeup Plans.

ACI's subsidiary, Safeway, maintained the Safeway Executive Deferred Compensation Program II (the "Safeway Plan" and together with the Makeup Plans and Albertsons Companies Deferred Compensation Plan, the "Deferred Compensation Plans"), which was an unfunded nonqualified deferred compensation arrangement. Designated employees may elect to defer the receipt of up to 100% of their base pay, bonus and incentive payments under the Safeway Plan. Effective December 31, 2018, the Safeway Plan was frozen. The Safeway Plan was replaced by the Albertsons Companies Deferred Compensation Plan effective January 1, 2019.

For fiscal 2019, Messrs. Donald, Sankaran, Dimond, Sampson and Theilmann and Mses. Morris and Rupp were eligible to participate in the Albertsons Companies Deferred Compensation Plan. See the table entitled "Nonqualified Deferred Compensation" below for information with regard to the participation of the NEOs in the Deferred Compensation Plans.

401(k) Plan

The Albertsons Companies 401(k) Plan (the "ACI 401(k) Plan") permits eligible employees to make voluntary, pre-tax employee contributions up to a specified percentage of compensation, subject to applicable tax limitations. Eligible employees are also permitted to make voluntary after-tax Roth contributions, up to a specified percentage of compensation, subject to applicable tax limitations. ACI may make a discretionary matching contribution equal to a pre-determined percentage of an employee's contributions, subject to applicable tax limitations. On December 30, 2018, ACI implemented a hard freeze of non-union benefits of employees of the Safeway pension plan. All future benefit accruals for non-union employees ceased as of this date. Instead, non-union Safeway pension plan participants are eligible for the discretionary matching contribution under the ACI 401(k) Plan. Union employees continue to accrue benefits in the Safeway pension plan and are not eligible for matching contributions under the ACI 401(k) Plan. Eligible employees who elect to participate in the ACI 401(k) Plan are generally 50% vested upon completion of two years of service and 100% vested after three years of service in any discretionary matching contribution, and fully vested at all times in their employee contributions. The ACI 401(k) Plan is intended to be tax-qualified under Section 401(a) of the Code. Accordingly, contributions to the ACI 401(k) Plan and income earned on plan contributions are not taxable to employees until withdrawn, and ACI's contributions, if any, will be deductible by ACI when made. ACI's board of directors determines the discretionary matching contribution rate under the ACI 401(k) Plan for each year. For the 2019 plan year, ACI's board of directors set a matching contribution rate equal to 50% of an employee's contribution up to 7% of base salary.

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

Each of Messrs. Sankaran and Donald is entitled to the use of ACI's corporate aircraft for up to 50 hours per year for himself, his family members and guests at no cost to him, other than the payment of income tax on such usage at the lowest permissible rate. Other executives, generally those with the title of executive vice president or above, may request the personal use of a Company-owned aircraft subject to availability.

For fiscal 2019, Messrs. Dimond and Theilmann and Mses. Morris and Rupp were eligible for financial and tax planning services up to a maximum annual amount of $8,000.

Risk Mitigation
ACI's compensation committee has assessed the risk associated with its compensation practices and policies for employees, including a consideration of the balance between risk-taking incentives and risk- mitigating factors in its practices and policies. The assessment determined that any risks arising from ACI's compensation practices and policies are not reasonably likely to have a material adverse effect on its business or financial condition.

Impact of Accounting and Tax Matters
As a general matter, the compensation committee is responsible for reviewing and considering the various tax and accounting implications of compensation vehicles utilized by ACI. With respect to accounting matters, the compensation committee examines the accounting cost associated with equity compensation in light of ASC 718.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)(2)	Unit Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vivek Sankaran President and Chief Executive Officer (6)	2019	1,280,769	5,000,000	19,505,086	—	2,617,239	—	541,798	28,944,892

James L. Donald Co-Chairman, Former Chief Executive Officer (7)	2019	1,528,846	218,502	9,454,536	—	2,064,730	—	108,731	13,375,345
	2018	1,219,231	141,385	14,814,306	—	1,099,814	—	71,232	17,345,968

Robert B. Dimond Executive Vice President and Chief Financial Officer	2019	866,346	—	—	—	1,170,014	—	34,978	2,071,338
	2018	800,962	76,495	2,515,008	—	508,674	—	52,200	3,953,339
	2017	764,904	448,734	—	—	39,330	—	63,768	1,316,736
Susan Morris Executive Vice President and Chief Operations Officer	2019	917,308	135,105	—	—	1,238,838	—	45,179	2,336,430
	2018	867,308	131,151	2,515,008	—	550,256	—	41,276	4,104,999

Christine Rupp Executive Vice President and Chief Customer and Digital Officer	2019	184,615	1,500,000	2,819,320	—	243,881	—	62,743	4,810,559

Michael Theilmann Executive Vice President and Chief Human Resources Officer	2019	323,077	950,000	1,634,373	—	438,152	—	28,917	3,374,519

Shane Sampson Former Chief Marketing and Merchandising Officer (8)	2019	484,615	14,280	—	—	647,519	—	4,230,333	5,376,747
	2018	900,000	146,457	2,515,008	—	570,078	—	56,229	4,187,772
	2017	886,538	436,403	4,968,425	—	45,578	—	72,574	6,409,518

1.	Reflects a 53-week year ended February 29, 2020 and a 52-week year ended February 23, 2019 and February 24, 2018.

2.
Reflects retention bonuses and tax bonuses paid to the NEOs, as set forth in the table below. The retention bonuses for fiscal 2019, fiscal 2018 and fiscal 2017 are further described in "—Compensation Discussion and Analysis." Tax bonuses for fiscal 2019, fiscal 2018 and fiscal 2017 were paid to the NEOs in connection with the vesting of Phantom Units as described in "—Compensation Discussion and Analysis."

Name	Fiscal Year (1)	Retention Bonus ($)	Sign On Bonus ($)	Tax Bonus ($)
Vivek Sankaran	2019	—	5,000,000	—
James L. Donald	2019	—	—	218,502
	2018	—	—	141,385
Robert B. Dimond	2019	—	—	—
	2018	—	—	76,495
	2017	375,000	—	73,734
Susan Morris	2019	—	—	135,105
	2018	21,875	—	109,276
Christine Rupp	2019	—	1,500,000	—
Michael Theilmann	2019	—	950,000	—
Shane Sampson	2019	—	—	14,280
	2018	—	—	146,457
	2017	310,000	—	126,403

3.
Reflects the grant date fair value calculated in accordance with ASC 718 of the (a) Class B-1 Units in Albertsons Investor and KIM ACI and Class B-2 Units in Albertsons Investor and KIM ACI granted to Mr. Sankaran in fiscal 2019, and (b) the Phantom Units granted to Mr. Donald in fiscal 2019 and fiscal 2018, to Mr. Dimond in fiscal 2018, to Mr. Sampson in fiscal 2018 and fiscal 2017, to Ms. Morris in fiscal 2018, to Ms. Rupp in fiscal 2019 and to Mr. Theilmann in fiscal 2019. The respective fair value of the Class B-1 Units and Class B-2 Units in Albertsons Investor, Class B-1 Units and Class B-2 Units in KIM ACI and Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

4.	Reflects amounts paid to the NEOs under ACI's bonus plan for the applicable fiscal year, as set forth in the table below:

Name	Fiscal Year (1)	Fiscal Quarterly Bonus ($)	Fiscal Year Annual Bonus ($)
Vivek Sankaran	2019	1,058,184	1,559,055
James L. Donald	2019	840,583	1,224,147
	2018	485,760	614,054
Robert B. Dimond	2019	476,330	693,683
	2018	218,045	290,629
	2017	39,330	—
Susan Morris	2019	504,350	734,488
	2018	235,553	314,703
Christine Rupp	2019	93,750	150,131
Michael Theilmann	2019	179,464	258,688
Shane Sampson	2019	259,487	388,032
	2018	243,513	326,565
	2017	45,578	—

5.    A detailed breakdown of "All Other Compensation" is provided in the table below:

Name	Fiscal Year (1)	Aircraft ($)(a)		Relocation ($)		Life Insurance ($)(b)	Other Payments ($)		Financial/Tax Planning ($)	Makeup Plan Company Contribution ($)(b)	401(k) Plan Company Contribution ($)	Total ($)
Vivek Sankaran	2019	358,097	(c)	100,624	(d)	8,937	—		74,140	—	—	541,798
James L. Donald	2019	38,577		—		—	70,154	(e)	—	—	—	108,731
	2018	71,232		—		—	—		—	—	—	71,232
Robert B. Dimond	2019	—		—		—	—		3,150	26,785	5,043	34,978
	2018	—		—		—	—		3,880	39,070	9,250	52,200
	2017	—		—		—	—		6,715	48,053	9,000	63,768
Susan Morris	2019	8,699		—		—	—		2,150	29,661	4,669	45,179
	2018	—		—		—	—		4,400	27,626	9,250	41,276
Christine Rupp	2019	—		62,743		—	—		—	—	—	62,743
Michael Theilmann	2019	—		27,139		—	—		1,778	—	—	28,917
Shane Sampson	2019	—		—		—	4,187,756	(f)	5,650	31,982	4,945	4,230,333
	2018	1,203		—		—	—		4,300	41,476	9,250	56,229
	2017	5,698		—		—	—		6,065	51,811	9,000	72,574

(a)	Represents the aggregate incremental cost to ACI for personal use of ACI's aircraft.

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

(c)	Reflects the aggregate incremental cost to ACI for personal use of ACI's aircraft by Mr. Sankaran during fiscal 2019.

(d)	Includes $21,462 of tax gross up in connection with Mr. Sankaran's relocation benefits.
(e) Represents payments made to Mr. Donald during fiscal 2019 related to accrued paid time off.
(f) Represents the total severance benefits paid to Mr. Sampson in connection with his resignation during fiscal 2019 consisting of (i) a lump sum payment equal to 200% of the sum of Mr. Sampson's then-current base salary plus target bonus and (ii) reimbursement of the cost of continuation coverage of group health coverage for a period of up to 18 months.

6.	Mr. Sankaran commenced serving as President and Chief Executive Officer effective April 25, 2019.

7.	Mr. Donald served as President and Chief Executive Officer through April 25, 2019 and then as Co-Chairman.

8.	Mr. Sampson served as Chief Marketing and Chief Merchandising Officer through September 7, 2019.

Grants of Plan Based Awards in Fiscal 2019

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Unit Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Vivek Sankaran		—	2,250,000	4,500,000	—	—	—	—		—	—	—
	4/25/2019	—	—	—	—	—	—	1,168,578	(3)	—	—	17,575,413	(6)
	4/25/2019	—	—	—	—	—	—	1,176,630	(4)	—	—	1,929,673	(7)
James L. Donald		—	1,500,000	3,000,000	—	—	—	—		—	—	—
	9/11/2019	—	—	—	—	4,727,268	5,672,722	—		—	—	—
	9/11/2019	—	—	—	—	—	—	121,212	(5)	—	—	4,727,268	(8)
Robert B. Dimond		—	850,000	1,700,000	—	—	—	—		—	—	—

Susan Morris		—	900,000	1,800,000	—	—	—	—		—	—	—

Christine Rupp		—	750,000	1,500,000	—	—	—	—		—	—	—
	2/7/2020	—	—	—	—	768,040	921,648	—		—	—	—
	2/7/2020	—	—	—	—	—	—	51,282	(5)	—	—	2,051,280	(8)
Michael Theilmann		—	600,000	1,200,000	—	—	—	—		—	—	—
	10/29/2019	—	—	—	—	747,981	897,577	—		—	—	—
	10/29/2019	—	—	—	—	—	—	22,728	(5)	—	—	886,392	(8)
Shane Sampson		—	900,000	1,800,000	—	—	—	—		—	—	—

1.
Amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of performance goals for fiscal 2019 under ACI's 2019 Bonus Plan as more fully described in "—Compensation Discussion and Analysis." The amounts actually paid are reported in the Non-Equity Incentive Plan column of the Summary Compensation table. Pursuant to the 2019 Bonus Plan, performance below a specific threshold will result in no payment with respect to that performance goal. Performance at or above the threshold will result in a payment from $0 up to the maximum bonus amounts reflected in the table.

2.	Amounts represent the value of Phantom Units subject to performance-based Phantom Units granted to the NEOs as described in "—Compensation Discussion and Analysis—Incentive Plans."

3.	Represents Class B-1 Units and Class B-2 Units in Albertsons Investor.

4.	Represents Class B-1 Units and Class B-2 Units in KIM ACI.

5.	Amounts represent the value of Phantom Units granted to the NEOs as described in "—Compensation Discussion and Analysis—Incentive Plans."

6.
Reflects the grant date fair value of $15.04 per unit with respect to the Class B-1 Units and Class B-2 Units in Albertsons Investor granted to Mr. Sankaran. One Class B-1 or Class B-2 Unit in Albertsons Investor is not equivalent to one share of Company common stock. The fair value of the Class B-1 Units and Class B-2 Units in Albertsons Investor is calculated in accordance with ASC 718. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

7.
Reflects the grant date fair value of $1.64 per unit with respect to the Class B-1 Units and Class B-2 Units in KIM ACI granted to Mr. Sankaran. One Class B-1 or Class B-2 Unit in KIM ACI is not equivalent to one share of Company common stock. The fair value of the Class B-1 Units and Class B-2 Units in KIM ACI is calculated in accordance with ASC 718. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

8.
Reflects the grant date fair value of $39.00 per unit with respect to the Phantom Units granted to Mr. Theilmann on October 29, 2019 and Mr. Donald on September 11, 2019 and $40.00 per unit with respect to the Phantom Units granted to Ms. Rupp on February 7, 2020, as calculated in accordance with ASC 718. One Phantom Unit is not equivalent to one share of Company common stock. The fair value of the Phantom Units is determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

Outstanding Equity Awards at February 29, 2020

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Fair Value of Units That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Fair or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Vivek Sankaran	—	—	—	—	—	1,168,578	(1)	21,817,351	(3)	—		—
	—	—	—	—	—	1,176,630	(2)	2,388,559	(4)	—		—
James L. Donald	—	—	—	—	—	248,287	(5)	12,662,637	(6)	204,545	(7)	10,431,795	(6)
Robert B. Dimond	—	—	—	—	—	39,949	(5)	2,037,399	(6)	26,198	(7)	1,336,098	(6)
Susan Morris	—	—	—	—	—	106,177	(5)	5,415,027	(6)	26,198	(7)	1,336,098	(6)
Christine Rupp	—	—	—	—	—	53,494	(5)	2,728,194	(6)	17,094	(7)	871,794	(6)
Michael Theilmann	—	—	—	—	—	26,956	(5)	1,374,756	(6)	15,152	(7)	772,752	(6)
Shane Sampson	—	—	—	—	—	—		—		—		—

1.
Reflects 584,289 unvested Class B-1 Units and 584,289 Class B-2 Units in Albertsons Investor that will vest based on Mr. Sankaran's continued service or a combination of service and the achievement of performance targets, as follows:

Vesting Date	Number of Class B-1 Units Vesting Based on Continued Service	Number of Class B-2 Units Vesting Based on Continued Service and Performance

4/25/2020	64,921	—
4/25/2021	129,842	—
2/26/2022	—	194,763
4/25/2022	194,763	—
2/25/2023	—	194,763
4/25/2023	129,842	—
2/24/2024	—	194,763
4/25/2024	64,921	—

2.
Reflects 588,315 unvested Class B-1 Units and 588,315 unvested Class B-2 Units in KIM ACI held by Mr. Sankaran that will vest based on Mr. Sankaran's continued service or a combination of service and the achievement of performance targets, as follows:

Vesting date	Number of Class B-1 Units Vesting Based on Continued Service	Number of Class B-2 Units Vesting Based on Continued Service and Performance
4/25/2020	65,369	—
4/25/2021	130,737	—
2/26/2022	—	196,105
4/25/2022	196,105	—
2/25/2023	—	196,105
4/25/2023	130,736	—
2/24/2024	—	196,105
4/25/2024	65,368	—

If, in connection with an initial public offering, Mr. Sankaran receives equity in the Company in respect of Class B-1 and Class B-2 Units of each of Albertsons Investor and KIM ACI held by Mr. Sankaran that has a value, based on an initial public offering price, of less than $24.0 million (as equitably adjusted downward for any Class B-2 Units that have been previously forfeited as a result of our failure to achieve annual performance criteria), subject to Mr. Sankaran's continued employment with us through the date of an offering, Mr. Sankaran would be granted an option with a 10-year term to acquire common stock of the Company having a value, determined in accordance with Black-Scholes methodology, equal to the difference between $24.0 million (as equitably adjusted downward) and the value of the equity in the Company that Mr. Sankaran received in connection with an offering in respect of his Class B-1 and Class B-2 Units.

3.	Based on a fair value of $18.67 per Class B-1 Unit and Class B-2 Unit in Albertsons Investor as of February 29, 2020.

4.	Based on a fair value of $2.03 per Class B-1 Unit and Class B-2 Unit in KIM ACI as of February 29, 2020.

5.
Reflects the number of unvested Phantom Units held by the NEO that will vest based on either continued service of the individual, or a combination of service of the individual and the achievement of performance targets, as follows:

Name	Vesting Date	Number of Phantom Units Vesting Based on Continued Service	Number of Phantom Units Vesting Based on Continued Service and Performance
James L. Donald	9/11/2020	82,071	—
	9/11/2021	82,070	—
	2/26/2022	43,742	—
	9/11/2022	40,404	—
Robert B. Dimond	11/9/2020	13,099	—
	11/9/2021	13,099	—
	2/26/2022	13,751	—
Susan Morris	11/9/2020	13,099	—
	2/27/2021	16,557	16,557
	11/9/2021	13,099	—
	2/26/2022	30,308	16,557
Michael Theilmann	8/19/2020	7,576	—
	8/19/2021	7,576	—
	2/26/2022	4,228	—
	8/19/2022	7,576	—
Christine Rupp	12/1/2021	25,641	—
	2/26/2022	2,212	—
	12/1/2022	12,820	—
	12/1/2023	12,821	—

6.	Based on a per unit price of $51.00, the aggregate value of one management incentive unit in each of Albertsons Investor and KIM ACI as of February 29, 2020.

7.
Reflects the target number of unvested Phantom Units held by the NEO that could vest on February 26, 2022, subject to the NEO's continued employment through such date, with the actual number of Phantom Units that could vest (up to a maximum of 120% of the target) based on our achievement of performance targets for fiscal 2020 and fiscal 2021, respectively. In the case of Mr. Donald, this also reflects a target number of 121,212 unvested Phantom Units held by Mr. Donald that could vest on February 26, 2023, subject to Mr. Donald's continued employment through such date, with the actual number of Phantom Units that could vest (up to a maximum of 120% of the target) based on ACI's achievement of performance targets for fiscal 2020, fiscal 2021 and fiscal 2022, respectively. Depending on the attainment of the performance targets for a particular fiscal year, an NEO's Phantom Units, if any, in respect of that fiscal year will become vested based only on the NEO's continued service and would be included in this table in the column entitled "Number of Units that have not vested."

Option Exercises and Units Vested in Fiscal 2019

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Vivek Sankaran	—	—	—	—
James L. Donald	—	—	148,776	7,087,572
Robert B. Dimond	—	—	13,099	510,861
Susan Morris	—	—	79,327	3,888,489
Christine Rupp	—	—	—	—
Michael Theilmann	—	—	—	—
Shane Sampson	—	—	10,818	356,994

1.	Reflects the vesting of Phantom Units on February 29, 2020, as described in "—Compensation Discussion and Analysis."

2.	The value realized upon vesting of the Phantom Units is based on a per unit price of one investor incentive unit in each of Albertsons Investor and KIM ACI on the vesting date.

Nonqualified Deferred Compensation

The following table shows the executive and Company contributions, earnings and account balances for the NEOs under the Deferred Compensation Plans during fiscal 2019. The Deferred Compensation Plans are nonqualified deferred compensation arrangements intended to comply with Section 409A of the Code. See "—Compensation Discussion and Analysis" for a description of the terms and conditions of the Deferred Compensation Plans. The aggregate balance of each participant's account consists of amounts that have been deferred by the participant, Company contributions, plus earnings (or minus losses). ACI does not deposit any amounts into any trust or other account for the benefit of plan participants. In accordance with tax requirements, the assets of the Deferred Compensation Plans are subject to claims of ACI's creditors.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Vivek Sankaran	—	—	—	—	—
James L. Donald	—	—	—	—	—
Robert B. Dimond	25,062	26,785	60,764	—	776,221
Susan Morris	27,025	29,661	54,165	—	541,415
Christine Rupp	—	—	—	—	—
Michael Theilmann	—	—	—	—	—
Shane Sampson	27,855	31,982	17,963	518,741	—

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

The Phantom Unit Plan provides that, unless otherwise provided in an award agreement, in the event of the termination of a participant's service for any reason, any unvested Phantom Units and any rights to a future tax bonus will be forfeited without the payment of consideration. In the event of the termination of a participant's service for cause (as defined in the participant's employment agreement), unless otherwise provided in an award agreement, any management incentive units issued with respect to a vested Phantom Unit and any rights to a future tax bonus will be forfeited without the payment of consideration.

Upon the consummation of an initial public offering, all outstanding Phantom Units will be converted to restricted stock units that will be settled upon vesting in shares of our common stock. The restricted stock units will be subject to a Restricted Stock Unit Plan that will have substantially the same terms as, and will supersede, the Phantom Unit Plan except that no new awards may be granted thereunder.

As of the date of this filing, 4,811,626 Phantom Units are reserved for future issuance under the Phantom Unit Plan.

Potential Payments Upon Termination or Change of Control

The tables below describe and estimate the amounts and benefits that the NEOs would have been entitled to receive upon a termination of their employment in certain circumstances or, if applicable, upon a change of control, assuming such events occurred as of February 29, 2020 (based on the plans and arrangements in effect on such date). The estimated payments are not necessarily indicative of the actual amounts any of the NEOs would have received in such circumstances. The tables exclude compensation amounts accrued through February 29, 2020 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, payment for accrued but unused vacation and vested account balances under ACI's retirement plans that are generally available to all of its salaried employees.

Vivek Sankaran

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	5,375,000	(1)	—	7,500,000	(2)	7,500,000	(2)
Health Benefits (3)	14,087		—	14,087		14,087
Total	5,389,087		—	7,514,087		7,514,087

1.
Reflects a lump sum cash payment in an amount equal to the sum of (i) any earned but unpaid bonus with respect to any completed performance period prior to the date of termination, (ii) a lump sum payment in an amount equal to 25% of Mr. Sankaran's base salary, (iii) a bonus for the fiscal year of termination based on actual performance metrics for the fiscal year in which termination occurs, but prorated based on the number of days of service during the applicable fiscal year through the termination date and (iv) payment of the unvested or unpaid portions of the sign-on retention award.

2.
Reflects a lump sum cash payment equal to the sum of (i) any earned but unpaid bonus with respect to any completed performance period prior to the date of termination, (ii) a lump sum payment in an amount equal to 200% of the sum of Mr. Sankaran's base salary plus target bonus, (iii) a bonus for the fiscal year of termination based on actual performance metrics for the fiscal year in which termination occurs, but prorated based on the number of days of service during the applicable fiscal year through the termination date and (iv) payment of the unvested or unpaid portions of the sign-on retention award.

3.	Reflects the cost of reimbursement for up to 18 months continuation of health coverage.

James L. Donald

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	375,000	(1)	—	6,000,000	(2)	6,000,000	(2)
Health Benefits	—		—	20,825	(3)	20,825	(3)
Total	375,000		—	6,020,825		6,020,825

1.	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Donald's base salary.

2.	Reflects a lump sum cash payment equal to the sum of Mr. Donald's base salary and target bonus for 24 months.

3.	Reflects the cost of reimbursement for up to 18 months continuation of health coverage.

Robert B. Dimond

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	212,500	(1)	—	3,400,000	(2)	3,400,000	(2)
Health Benefits	—		—	13,822	(3)	13,822	(3)
Total	212,500		—	3,413,822		3,413,822

1.	Reflects a lump sum cash payment in an amount equal to 25% of Mr. Dimond's base salary.

2.	Reflects a lump sum cash payment equal to the sum of Mr. Dimond's base salary and target bonus for 24 months.

3.	Reflects the cost of reimbursement for up to 12 months continuation of health coverage.

Susan Morris

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	225,000	(1)	—	3,600,000	(2)	3,600,000	(2)
Health Benefits	—		—	7,889	(3)	7,889	(3)
Total	225,000		—	3,607,889		3,607,889

1.	Reflects a lump sum cash payment in an amount equal to 25% of Ms. Morris's base salary.

2.	Reflects a lump sum cash payment equal to the sum of Ms. Morris's base salary and target bonus for 24 months.

3.	Reflects the cost of reimbursement for up to 12 months continuation of health coverage.

Christine Rupp

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	187,500	(1)	—	3,000,000	(2)	3,000,000	(2)
Health Benefits	—		—	7,738	(3)	7,738	(3)
Total	187,500		—	3,007,738		3,007,738

1.	Reflects a lump sum cash payment in an amount equal to 25% of Ms. Rupp's base salary.

2.	Reflects a lump sum cash payment equal to the sum of Ms. Rupp's base salary and target bonus for 24 months.

3.	Reflects the cost of reimbursement for up to 12 months continuation of health coverage.

Michael Theilmann

Payments and Benefits	Death or Disability ($)		For Cause or Without Good Reason	Without Cause or for Good Reason ($)		Change in Control - Without Cause or for Good Reason ($)
Cash Payments	150,000	(1)	—	2,400,000	(2)	2,400,000	(2)
Health Benefits	—		—	10,862	(3)	10,862	(3)
Total	150,000		—	2,410,862		2,410,862
1. Reflects a lump sum cash payment in an amount equal to 25% of Mr. Theilmann's base salary.
2. Reflects a lump sum cash payment equal to 200% of Mr. Theilmann's base salary plus target annual bonus.
3. Reflects the cost of reimbursement for up to 12 months continuation of health coverage.

In addition to the foregoing, Mr. Sankaran would become vested in a portion of his Class B-1 Units and Class B-2 Units in Albertsons Investor and KIM ACI as set forth in the table below (based on a per unit price of $18.67, the value of one Class B-1 Unit and Class B-2 Unit in Albertsons Investor and based on a per unit price of $2.03, the value of one Class B-1 Unit and Class B-2 Unit in KIM ACI as of February 29, 2020).

Units	Death or Disability ($)	For Cause or Without Good Reason ($)	Without Cause or for Good Reason ($)	Change in Control - Without Cause or for Good Reason ($)	Change in Control - Death or Disability ($)
Albertsons Investor Class B-1 Units	1,029,434	—	1,212,075	10,908,676	10,908,676
Albertsons Investor Class B-2 Units	1,212,075	—	1,212,075	10,908,676	10,908,676
KIM ACI Class B-1 Units	112,702	—	132,698	1,194,279	1,194,279
KIM ACI Class B-2 Units	132,698	—	132,698	1,194,279	1,194,279
Total	2,486,909	—	2,689,546	24,205,910	24,205,910

In addition to the foregoing, each of Messrs. Donald, Dimond and Theilmann and Mses. Morris and Rupp would have been entitled to full vesting of his or her unvested Phantom Units in the amounts set forth in the table below (based on a per unit price of $51.00, the aggregate value of one incentive unit in each of Albertsons Investor and KIM ACI as of February 29, 2020) if following a change of control the respective NEO's employment terminated due to death or disability or by ACI without cause on February 29, 2020.

NEO	Number of Vesting Phantom Units (#)	Value of Vesting Phantom Units ($)	Tax Bonus ($)
James L. Donald	452,832	23,094,432	—
Robert B. Dimond	66,147	3,373,497	—
Susan Morris	132,375	6,751,125	135,105
Christine Rupp	70,588	3,599,988	—
Michael Theilmann	42,108	2,147,508	—

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters
The following table sets forth certain information, as of May 13, 2020, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and NEO; and (iii) all executive officers and directors as a group. Beneficial ownership is calculated based on 280,230,931 shares of common stock issued and outstanding as of May 13, 2020. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of May 13, 2020 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders:
Albertsons Investor Holdings LLC (1)	252,760,858	90.2%
KIM ACI, LLC (2)	27,470,073	9.8%

Directors:
Robert G. Miller	—	—%
Dean S. Adler	—	—%
Sharon L. Allen	—	—%
Steven A. Davis	—	—%
Kim Fennebresque	—	—%
Allen M. Gibson	—	—%
Hersch Klaff	—	—%
Leonard Laufer	—	—%
Alan H. Schumacher	—	—%
Jay L. Schottenstein	—	—%
Lenard B. Tessler	—	—%
B. Kevin Turner	—	—%
Scott Wille	—	—%

Named Executive Officers:
Vivek Sankaran	—	—%
James L. Donald	—	—%
Robert B. Dimond	—	—%
Susan Morris	—	—%
Christine Rupp	—	—%
Michael Theilmann	—	—%
Shane Sampson	—	—%
All directors and executive officers as a group (23 Persons)	—	—%

(1)
Albertsons Investor is held by a private investor group, including affiliates of Cerberus, Klaff Realty, L.P., Schottenstein Stores Corp., Lubert-Adler Partners, L.P., Kimco Realty Corporation (collectively, the "Sponsors") and certain members of management. The address for Albertsons Investor is c/o Cerberus Capital Management, L.P., Attention: Lenard B. Tessler, Mark Neporent and Lisa Gray, 875 Third Avenue, New York, New York 10022.

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

We paid COAC, an affiliate of Cerberus, fees totaling approximately $0.3 million, $0.5 million and $0.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, for consulting services provided in connection with improving our operations.

We paid CTS, an affiliate of Cerberus, fees totaling approximately $4.4 million for fiscal 2019 for information technology advisory and implementation services in connection with modernizing our information systems. We paid no fees to CTS in fiscal 2018 and fiscal 2017.

Several of our board members are employees of our Sponsors (excluding Kimco Realty Corporation), and funds managed by one or more affiliates of our Sponsors indirectly own a substantial portion of our equity through their respective ownership of Albertsons Investor and KIM ACI.

On August 19, 2019, Shane Sampson, who served as our Executive Vice President and Chief Marketing & Merchandising Officer, voluntarily resigned from the Company, effective September 7, 2019, and, on August 21, 2019, entered into the Sampson Separation Agreement. Pursuant to the Sampson Separation Agreement, in consideration for Mr. Sampson's release of claims, we agreed to treat Mr. Sampson's resignation in the same manner as if he were terminated without cause and to provide Mr. Sampson with the severance payments and benefits under his employment agreement. Pursuant to the Sampson Separation Agreement, Mr. Sampson acknowledged and agreed that he remains subject to the 24-month post-termination non-competition and non-solicitation provisions set forth in his employment agreement.

On July 2, 2019, we closed a sale and leaseback transaction for a distribution center with a counterparty which is also an investor in certain funds managed by Cerberus, including funds that are indirect equityholders of the Company. We received gross sales proceeds of approximately $278 million and entered into a lease agreement for the distribution center for an initial term of 15 years with an initial annual rent payment for the property of approximately $12 million.

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

The fourth amended and restated limited liability company agreement of AB Acquisition LLC (the "4th A&R AB LLC Agreement") dated January 2015, provided for the Cerberus-led consortium to receive annual management fees of $13.75 million from our Company over a 48-month period beginning on January 30, 2015. In exchange for the management fees, the Cerberus-led consortium has provided strategic advice to management, including with respect to acquisitions and financings. We paid management fees to the Cerberus-led consortium in an annual amount of $13.75 million for fiscal 2017, fiscal 2016 and fiscal 2015. The 4th A&R AB LLC Agreement was extended to cover both fiscal 2018 and fiscal 2019, requiring the payment of annual management fees of $13.75 million in each year.

Our board of directors has adopted a written policy (the "Related Party Policy") and procedures for the review, approval or ratification of "Related Party Transactions" by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a "Related Party Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant and (3) any related party has or will have a direct or indirect material interest.

Item 14 - Principal Accountant Fees and Services

Deloitte and Touche LLP has served as our independent auditor for the fiscal years ended February 29, 2020 and February 23, 2019, respectively. The following table sets forth the fees paid to Deloitte and Touche LLP for professional services rendered for fiscal 2019 and fiscal 2018 (in millions):

Audit Fees	Fiscal 2019	Fiscal 2018
Audit fees (1)	$5.5	$5.9
Audit-related fees (2)	0.5	0.8
Tax fees (3)	1.0	3.7
Other fees (4)	0.1	0.3
Total fees	$7.1	$10.7
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

The audit and risk committee must pre-approve all engagements of the Company's independent registered public accounting firm. The audit and risk committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm in order to ensure that the provision of such services will not impair its independence. During fiscal 2019, each new engagement of the independent registered public accounting firm was pre-approved.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Balance Sheets as of February 29, 2020 and February 23, 2019	52
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 29, 2020, February 23, 2019 and February 24, 2018	53
	Consolidated Statements of Cash Flows for the years ended February 29, 2020, February 23, 2019 and February 24, 2018	54
	Consolidated Statements of Stockholders' Equity for the years ended February 29, 2020, February 23, 2019 and February 24, 2018	56
	Notes to Consolidated Financial Statements	57

(a)2.	Financial Statement Schedules:
	There are no Financial Statement Schedules included in this filing for the reason that they are not applicable or are not required or the information is included elsewhere in this Form 10-K.

(a)3.&(b)	Exhibits:

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
3.1	Amended & Restated Certificate of Incorporation of Albertsons Companies, Inc.	Albertsons Companies, Inc.	5/5/2020	S-1	3.1
3.2	Amended and Restated Bylaws of Albertsons Companies, Inc.	Albertsons Companies, Inc.	4/24/2019	10-K	3.2
4.1	Stockholders' Agreement, dated as of December 3, 2017 by and among Albertsons Companies, Inc., Albertsons Investor and KIM ACI	Albertsons Companies, Inc.	3/1/2018	8-K15D5	10.1
4.2	Indenture, dated September 10, 1997, between Safeway Inc., and the Bank of New York, as trustee	Albertsons Companies, LLC	5/19/2017	S-4	4.1
4.3	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 3.95% Notes due 2020, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.5
4.4	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 4.75% Notes due 2021, including the form of Notes	Albertsons Companies, Inc.	7/8/2015	S-1	4.3
4.5	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.45% Senior Debentures due 2027, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.6
4.6	Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.25% Debentures due 2031, including the form of Notes	Albertsons Companies, LLC	5/19/2017	S-4	4.7

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.7	Indenture, dated May 1, 1992, between New Albertson's, Inc. (as successor to Albertson's, Inc.) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as trustee (as supplemented by Supplemental Indenture No. 1, dated as of May 7, 2004; Supplemental Indenture No. 2, dated as of June 1, 2006; Supplemental Indenture No. 3, dated as of December 29, 2008 and Supplemental Indenture No. 4, dated as of December 3, 2017)	Albertsons Companies, Inc.	4/6/2018	S-4	4.10
4.8	Indenture, dated May 1, 1995, between American Stores Company, LLC and Wells Fargo Bank, National Association (as successor to The First National bank of Chicago), as trustee (as further supplemented)	Albertsons Companies, LLC	5/19/2017	S-4	4.11
4.9	Indenture, dated May 31, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.17
4.9.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.19
4.9.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.21
4.9.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC, the additional issuers and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, LLC	5/19/2017	S-4	4.23
4.9.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.4
4.9.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/6/2018	S-4	4.12.5
4.9.6	Sixth Supplemental Indenture dated as of November 16, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/24/2019	10-K	4.9.6

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.9.7	Seventh Supplemental Indenture dated as of April 17, 2019, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024	Albertsons Companies, Inc.	4/24/2019	10-K	4.9.7
4.10	Indenture, dated August 9, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.18
4.10.1	First Supplemental Indenture dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.20
4.10.2	Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.22
4.10.3	Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, LLC	5/19/2017	S-4	4.24
4.10.4	Fourth Supplemental Indenture dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.4
4.10.5	Fifth Supplemental Indenture dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/6/2018	S-4	4.13.5
4.10.6	Sixth Supplemental Indenture dated as of November 16, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	3/6/2020	S-1	4.12.6
4.10.7	Seventh Supplemental Indenture dated as of April 17, 2019, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025	Albertsons Companies, Inc.	4/24/2019	10-K	4.10.7
4.11	Indenture, dated as of February 5, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 7.5% Senior Notes due 2026	Albertsons Companies, Inc.	2/5/2019	8-K	4.1

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
4.11.1	First Supplemental Indenture, dated as of April 17, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 7.5% Senior Notes due 2026	Albertsons Companies, Inc.	4/24/2019	10-K	4.11.1
4.12	Indenture, dated as of August 15, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 5.875% Senior Notes due 2028	Albertsons Companies, Inc.	8/15/2019	8-K	4.1
4.13	Indenture, dated as of November 22, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 4.625% Senior Notes due 2027	Albertsons Companies, Inc.	11/22/2019	8-K	4.1
4.14	Indenture, dated as of February 5, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 3.50% Senior Notes due 2023	Albertsons Companies, Inc.	2/5/2020	8-K	4.1
4.15	Indenture, dated as of February 5, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 4.875% Senior Notes due 2030	Albertsons Companies, Inc.	2/5/2020	8-K	4.3
10.1	Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent.	Albertsons Companies, Inc.	11/16/2018	8-K	10.2
10.2	Amendment No. 7, dated as of November 16, 2018, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson's Companies, LLC, Albertson's LLC, Safeway Inc. and the other co-borrowers thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent	Albertsons Companies, Inc.	11/16/2016	8-K	10.1
10.3	Decision and Order, dated January 27, 2015, between the Federal Trade Commission, Cerberus Institutional Partners V, L.P., AB Acquisition LLC and Safeway Inc.	Albertsons Companies, LLC	5/19/2017	S-4	10.10
10.4†	Employment Agreement, dated March 13, 2006, between Albertsons Companies, Inc. (as successor to AB Acquisition LLC) and Robert Miller, as amended on March 6, 2014	Albertsons Companies, LLC	5/19/2017	S-4	10.15
10.5†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Sharon Allen	Albertsons Companies, LLC	5/19/2017	S-4	10.19
10.6†	Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Steven A. Davis	Albertsons Companies, LLC	5/19/2017	S-4	10.20

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.7†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Robert Dimond	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.25
10.8†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Shane Sampson	Albertsons Companies, Inc.	11/8/2017	S-1/A	10.26
10.9†	Employment Agreement, dated August 1, 2017, between AB Management Services Corp. and Anuj Dhanda	Albertsons Companies, Inc.	4/6/2018	S-4	10.23
10.10†	Employment Agreement dated August 1, 2017, between AB Management Services Corp. and Susan Morris	Albertsons Companies, Inc.	4/24/2019	10-K	10.10
10.11†	Employment Agreement, dated March 1, 2018, between Albertsons Companies, Inc. and James L. Donald	Albertsons Companies, Inc.	3/7/2018	8-K	10.1
10.12	Agreement of Purchase and Sale of Real Estate, dated September 25, 2017 by and among CF Albert LLC and the entities listed on Annex A thereto	Albertsons Companies, LLC	9/29/2017	8-K	10.1
10.13†	Letter Agreement, dated January 12, 2018, by and among Albertsons Companies, Inc., AB Acquisition LLC and Robert G. Miller	Albertsons Companies, LLC	1/16/2018	10-Q	10.2
10.14†	Employment Agreement, dated September 11, 2018, by and among Albertsons Companies, Inc., and James L. Donald	Albertsons Companies, Inc.	10/24/2018	8-K	10.1
10.15†	Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran	Albertsons Companies, Inc.	3/29/2019	8-K	10.1
10.16†	Emeritus Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Robert G. Miller	Albertsons Companies, Inc.	3/29/2019	8-K	10.2
10.17†	Amended and Restated Employment Agreement, effective as of April 25, 2019, by and between Albertsons Companies, Inc. and James L. Donald	Albertsons Companies, Inc.	5/22/2019	8-K	10.1
10.18†	Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Robert Dimond	Albertsons Companies, Inc.	1/8/2020	10-Q	10.1
10.19†	Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Shane Sampson	Albertsons Companies, Inc.	1/8/2020	10-Q	10.2
10.20†	Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Anuj Dhanda	Albertsons Companies, Inc.	1/8/2020	10-Q	10.3
10.21†	Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Susan Morris	Albertsons Companies, Inc.	1/8/2020	10-Q	10.4
10.22†	Separation Agreement, dated as of August 21, 2019, by and between Albertsons Companies, Inc. and Shane Sampson	Albertsons Companies, Inc.	8/22/2019	8-K	10.1
10.23†	Emeritus Agreement, dated December 16, 2019, between Albertsons Companies, Inc. and Robert G. Miller	Albertsons Companies, Inc.	1/8/2020	10-Q	10.5
10.24†	Employment Agreement, dated August 19, 2019, between Albertsons Companies, Inc. and Michael Theilmann	Albertsons Companies, Inc.	3/6/2020	S-1	10.20

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
10.25†	Amended and Restated Employment Agreement, dated December 1, 2019, between Albertsons Companies, Inc. and Christine Rupp	Albertsons Companies, Inc.	3/6/2020	S-1	10.21
14.1	Code of Ethics of the Registrant	Albertsons Companies, Inc.	*	*	*
21.1	Schedule of Subsidiaries of Albertsons Companies, Inc.	Albertsons Companies, Inc.	5/5/2020	S-1	21.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	**	**	**
101.INS	Inline XBRL Instance Document	Albertsons Companies, Inc.	*	*	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Albertsons Companies, Inc.	*	*	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Albertsons Companies, Inc.	*	*	*
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Albertsons Companies, Inc.	*	*	*
*Filed herewith
** Furnished herewith
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	May 13, 2020	By:	/s/ Vivek Sankaran
	Name:		Vivek Sankaran
	Title:		President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	President, Chief Executive Officer and Director	May 13, 2020
Vivek Sankaran	(Principal Executive Officer)

/s/ Robert B. Dimond	Executive Vice President and Chief Financial Officer	May 13, 2020
Robert B. Dimond	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	May 13, 2020
Robert B. Larson	(Principal Accounting Officer)

/s/ Robert G. Miller	Chairman Emeritus	May 13, 2020
Robert G. Miller

/s/ James L. Donald	Co-Chairman	May 13, 2020
James L. Donald

/s/ Leonard Laufer	Co-Chairman	May 13, 2020
Leonard Laufer

/s/ Dean S. Adler	Director	May 13, 2020
Dean S. Adler

/s/ Sharon L. Allen	Director	May 13, 2020
Sharon L. Allen

/s/ Steven A. Davis	Director	May 13, 2020
Steven A. Davis

/s/ Kim Fennebresque	Director	May 13, 2020
Kim Fennebresque

Signature	Title	Date

/s/ Allen M. Gibson	Director	May 13, 2020
Allen M. Gibson

/s/ Hersch Klaff	Director	May 13, 2020
Hersch Klaff

/s/ Jay L. Schottenstein	Director	May 13, 2020
Jay L. Schottenstein

/s/ Alan H. Schumacher	Director	May 13, 2020
Alan H. Schumacher

/s/ Lenard B. Tessler	Director	May 13, 2020
Lenard B. Tessler

/s/ B. Kevin Turner	Vice Chairman	May 13, 2020
B. Kevin Turner

/s/ Scott Wille	Director	May 13, 2020
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