Form 10-Q
period 2020-06-20
Albertsons Companies, Inc.
filed 2020-08-04
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-39350
Albertsons Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4376911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd.
Boise, Idaho 83706
(Address of principal executive offices and zip code)

(208) 395-6200
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	ACI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of August 3, 2020, the registrant had 479,026,753 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 20, 2020	February 29, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,022.2	$470.7
Receivables, net	530.0	525.3
Inventories, net	4,271.6	4,352.5
Other current assets	309.0	382.8
Total current assets	7,132.8	5,731.3

Property and equipment, net	9,103.7	9,211.9
Operating lease right-of-use assets	5,771.8	5,867.4
Intangible assets, net	2,085.5	2,087.2
Goodwill	1,183.3	1,183.3
Other assets	710.7	654.0
TOTAL ASSETS	$25,987.8	$24,735.1

LIABILITIES
Current liabilities
Accounts payable	$3,399.8	$2,891.1
Accrued salaries and wages	1,308.2	1,126.0
Current maturities of long-term debt and finance lease obligations	219.1	221.4
Current maturities of operating lease obligations	567.7	563.1
Other current liabilities	1,255.5	1,102.7
Total current liabilities	6,750.3	5,904.3

Long-term debt and finance lease obligations	8,484.5	8,493.3
Long-term operating lease obligations	5,398.3	5,402.8
Deferred income taxes	561.5	613.8
Other long-term liabilities	1,999.2	2,042.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 340,000 shares issued and outstanding as of June 20, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	310.7	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, issued and outstanding as of June 20, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	1,288.4	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of June 20, 2020 and 30,000,000 shares authorized, no shares issued and outstanding as of February 29, 2020	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 584,310,110 and 582,997,251 shares issued as of June 20, 2020 and February 29, 2020, respectively	5.8	5.8
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of June 20, 2020 and no shares authorized and issued as of February 29, 2020	—	—
Additional paid-in capital	1,837.1	1,824.3
Treasury stock, at cost, 105,283,357 shares held as of June 20, 2020 and 3,671,621 shares held as of February 29, 2020	(1,705.8)	(25.8)
Accumulated other comprehensive loss	(116.8)	(118.5)
Retained earnings	1,174.6	592.3
Total stockholders' equity	1,194.9	2,278.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,987.8	$24,735.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 20, 2020	June 15, 2019
Net sales and other revenue	$22,751.6	$18,738.4
Cost of sales	15,980.1	13,498.8
Gross profit	6,771.5	5,239.6

Selling and administrative expenses	5,769.4	4,946.6
Loss (gain) on property dispositions and impairment losses, net	30.3	(28.5)
Operating income	971.8	321.5

Interest expense, net	180.6	225.2
Loss on debt extinguishment	—	42.7
Other expense (income), net	3.1	(11.1)
Income before income taxes	788.1	64.7

Income tax expense	201.9	15.7
Net income	$586.2	$49.0

Other comprehensive income (loss), net of tax
Loss on interest rate swaps	—	(27.0)
Recognition of pension gain	0.8	23.4
Other	0.9	1.7
Other comprehensive income (loss)	$1.7	$(1.9)

Comprehensive income	$587.9	$47.1

Net income per Class A common share
Basic net income per Class A common share	$1.03	$0.08
Diluted net income per Class A common share	1.00	0.08
Weighted average Class A common shares outstanding
Basic	568.0	579.2
Diluted	583.7	579.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 20, 2020	June 15, 2019
Cash flows from operating activities:
Net income	$586.2	$49.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	30.3	(28.5)
Depreciation and amortization	460.1	515.9
Operating lease right-of-use assets amortization	176.4	162.7
LIFO expense	13.1	10.5
Deferred income tax	(51.2)	2.8
Contributions to pension and post-retirement benefit plans, net of (income) expense	(63.5)	(8.1)
Loss on interest rate swaps and commodity hedges, net	24.5	0.3
Loss on debt extinguishment	—	42.7
Equity-based compensation expense	19.0	11.1
Other	(1.8)	3.6
Changes in operating assets and liabilities:
Receivables, net	(4.7)	88.7
Inventories, net	67.8	(63.0)
Accounts payable, accrued salaries and wages and other accrued liabilities	733.1	141.4
Operating lease liabilities	(98.7)	(151.7)
Self-insurance assets and liabilities	24.1	12.2
Other operating assets and liabilities	177.2	13.1
Net cash provided by operating activities	2,091.9	802.7

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(402.3)	(362.1)
Proceeds from sale of assets	6.7	73.4
Other	(3.8)	(5.3)
Net cash used in investing activities	(399.4)	(294.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,000.0	—
Payments on long-term borrowings	(2,001.4)	(722.5)
Payments of obligations under finance leases	(14.1)	(27.7)
Proceeds from convertible preferred stock	1,680.0	—
Third party issuance costs on convertible preferred stock	(80.9)	—
Treasury stock purchase, at cost	(1,680.0)	—
Other	(10.5)	(12.5)
Net cash used in financing activities	(106.9)	(762.7)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,585.6	(254.0)
Cash and cash equivalents and restricted cash at beginning of period	478.9	967.7
Cash and cash equivalents and restricted cash at end of period	$2,064.5	$713.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of phantom units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	$5.8	$1,837.1	105,283,357	$(1,705.8)	$(116.8)	$1,174.6	$1,194.9

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 23, 2019	579,443,146	$5.8	$1,811.2	3,671,621	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	579,443,146	$5.8	$1,810.1	3,671,621	$(25.8)	$89.4	$174.9	$2,054.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 29, 2020 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 29, 2020, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Prospectus dated June 25, 2020 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company's Registration Statement on Form S-1 (File No. 333-236956). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 20, 2020 and June 15, 2019.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $42.3 million and $8.2 million of restricted cash as of June 20, 2020 and February 29, 2020, respectively.
Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $13.1 million and $10.5 million for the 16 weeks ended June 20, 2020 and June 15, 2019, respectively.
Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"), which was previously named the "Albertsons Companies, Inc. Phantom Unit Plan" (the "Phantom Unit Plan"). Prior to being amended and restated on June 9, 2020, the Phantom Unit Plan provided for grants of "Phantom Units" to certain employees, directors and consultants. Each Phantom Unit provided a participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). Upon the amendment and restatement of the Phantom Unit Plan as the Restricted Stock Unit Plan, all outstanding Phantom Units were converted into 11.3 million restricted stock units of the Company ("Restricted Stock Units" or "RSUs"), including 1.9 million performance-based RSUs that are not deemed granted for accounting purposes, under the Restricted Stock Unit Plan, subject to substantially identical terms and conditions as applied prior to the conversion. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion. Upon vesting, an award of Restricted Stock Units will be settled in shares of the Company's common stock. The fair value of the Phantom Units was determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management. For the 16 weeks ended June 20, 2020 and June 15, 2019, equity-based compensation expense recognized by the Company related to these awards was $17.8 million and $9.9 million, respectively. For the 16 weeks ended June 20, 2020 and June 15, 2019, the Company recorded an income tax benefit of $4.6 million and $2.6 million, respectively. On May 14, 2020, the Company issued 1.0 million Phantom Units, which were converted into 4.3 million RSUs upon the amendment and restatement of the Phantom Unit Plan, to employees and directors. On a converted basis, this issuance included 3.2 million time-based vesting RSUs that were deemed granted and 0.4 million performance-based vesting RSUs that were deemed granted. The remaining 0.7 million RSUs will only be deemed granted upon the establishment of the annual performance target for fiscal 2021 and fiscal 2022, as applicable. The 3.6 million RSUs deemed granted have an aggregate grant date value of $57.8 million. As of June 20, 2020, there was $87.9 million of unrecognized costs related to 9.4 million unvested RSUs deemed granted for accounting purposes. That cost is expected to be recognized over a weighted average period of 2.03 years.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests generally vest over five years, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. Equity-based compensation expense recognized by the Company related to these equity interests was $1.2 million for both the 16 weeks ended June 20, 2020 and June 15, 2019. As of June 20, 2020, there was $8.8 million of unrecognized costs related to the equity interests deemed granted. That cost is expected to be recognized over a weighted average period of 3.14 years. On June 30, 2020, upon consummation of the Company's initial public offering ("IPO"), the unvested direct equity interests in each of the Company's parents converted into 1.7 million shares of restricted common stock of the Company, including 0.6 million performance-based restricted common stock awards that are not deemed granted for accounting purposes. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion.

Treasury stock: On June 9, 2020, the Company used $1,680.0 million, an amount equal to the proceeds from the sale and issuance of the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible Preferred Stock"), to repurchase 101,611,736 shares of common stock from the Company's parents (the "Repurchase"). The shares are classified as treasury stock on the Condensed Consolidated Balance Sheets. The proceeds received by the Company's parents from the Repurchase were distributed to their members, which include the Company's sponsors and current and former members of management.

Income taxes: Income tax expense was $201.9 million, representing a 25.6% effective tax rate, for the 16 weeks ended June 20, 2020. Income tax expense was $15.7 million, representing a 24.3% effective tax rate, for the 16 weeks ended June 15, 2019. The Company's effective tax rate for the 16 weeks ended June 20, 2020 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by income tax credits.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $246.1 million and $218.5 million as of June 20, 2020 and February 29, 2020, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 20, 2020 and February 29, 2020.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $62.2 million as of June 20, 2020 and $52.2 million as of February 29, 2020. Breakage amounts were immaterial for the 16 weeks ended June 20, 2020 and June 15, 2019, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	16 weeks ended
	June 20, 2020		June 15, 2019
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$10,783.8	47.4%	$8,022.2	42.8%
Perishables (3)	9,555.6	42.0	7,811.6	41.7
Pharmacy	1,554.9	6.8	1,573.2	8.4
Fuel	589.2	2.6	1,076.5	5.7
Other (4)	268.1	1.2	254.9	1.4
Net sales and other revenue	$22,751.6	100.0%	$18,738.4	100.0%

(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Recently issued accounting standards: In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of June 20, 2020 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$14.0	$14.0	$—	$—
Short-term investments (1)	13.0	3.8	9.2	—
Non-current investments (2)	84.3	22.3	62.0	—
Total	$111.3	$40.1	$71.2	$—

Liabilities:
Derivative contracts (3)	$78.3	$—	$78.3	$—
Total	$78.3	$—	$78.3	$—
(1) Primarily relates to Mutual Funds. Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities.
The following table presents assets and liabilities which were measured at fair value on a recurring basis as of February 29, 2020 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 20, 2020, the fair value of total debt was $8,521.6 million compared to the carrying value of $8,160.9 million, excluding debt discounts and deferred financing costs. As of February 29, 2020, the fair value of total debt was $8,486.2 million compared to the carrying value of $8,162.2 million, excluding debt discounts and deferred financing costs.
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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's Swaps as of June 20, 2020 and February 29, 2020 were $2,023.0 million, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps consisted of the following (in millions):

	16 weeks ended
	June 20, 2020	June 15, 2019	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(19.0)	$—	Other expense (income), net
Loss on designated portion of interest rate swaps	$—	$(27.0)	Other comprehensive income (loss), net of tax

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
The Company's long-term debt and finance lease obligations as of June 20, 2020 and February 29, 2020, net of unamortized debt discounts of $40.6 million and $41.3 million, respectively, and deferred financing costs of $69.4 million and $72.9 million, respectively, consisted of the following (in millions):

	June 20, 2020	February 29, 2020
Senior Unsecured Notes due 2023, 2024, 2025, 2026, 2027, 2028 and 2030, interest rate of 3.50%, 6.625%, 5.750%, 7.5%, 4.625%, 5.875% and 4.875%, respectively	$6,887.7	$6,884.5
Safeway Inc. Notes due 2020 to 2031, interest rate range of 3.95% to 7.45%	641.1	642.1
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	466.9	466.0
Other Notes Payable, unsecured	37.2	37.2
Mortgage Notes Payable, secured	18.0	18.2
Finance lease obligations	652.7	666.7
Total debt	8,703.6	8,714.7
Less current maturities	(219.1)	(221.4)
Long-term portion	$8,484.5	$8,493.3

ABL Facility

On March 12, 2020, the Company provided notice to the lenders to borrow $2.0 billion under the Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility") as a precautionary measure in order to increase its cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid the $2.0 billion in full on June 19, 2020 and as of June 20, 2020, there were no amounts outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $449.7 million. There were no amounts outstanding under the Company's ABL Facility as of February 29, 2020, and letters of credit issued under the LOC sub-facility were $454.5 million.

NOTE 5 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares have been classified as Class A common stock ("Class A common stock") and 150,000,000 shares have been classified as Class A-1 common stock ("Class A-1 common stock" and together with the Class A common stock, the "Common Stock"). As of June 20, 2020, there were 584,310,110 shares and 479,026,753 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 29, 2020, there were 582,997,251 shares and 579,325,630 shares of Class A common stock issued and outstanding, respectively. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

The terms of the Class A common stock are substantially identical to the terms of the Class A-1 common stock, except that the Class A-1 common stock does not have voting rights. Each holder of Class A common stock is entitled to one vote for each share owned of record on all matters voted upon by stockholders. A majority vote is required for all action to be taken by stockholders, except as otherwise provided for in the Company's amended and restated certificate of incorporation and amended and restated bylaws or as required by law. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of the Company's Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company's liquidation, dissolution or winding-up, the holders of Common Stock are entitled to share equally and ratably in the Company's assets, if any, remaining after the payment of all of debts and liabilities and the liquidation preference of any outstanding preferred stock. Shares of Class A-1 common stock would be issued upon the conversion of the Company's outstanding Series A-1 preferred stock. When permitted under the relevant antitrust restrictions, any issued shares of Class A-1 common stock would automatically convert on a one-for-one basis to voting shares of Class A common stock.
Stock Split

On June 18, 2020, the Company effected a 2.072-for-1 stock split of its Common Stock, without any change in the total shares authorized or the par value per share. All information related to the Company's Common Stock and per Class A common share amounts for all periods presented in the accompanying Condensed Consolidated Financial Statements have been retroactively adjusted to give effect to the 2.072-for-1 stock split.
Initial Public Offering

The Company's Class A common stock began trading on the New York Stock Exchange on June 26, 2020 under the symbol "ACI" and on June 30, 2020, certain selling stockholders completed the sale of a total of 50,000,000 shares of Class A common stock at an initial price to the public of $16.00 per share. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders in the IPO.

Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares have been designated Series A preferred stock and 1,410,000 shares have been designated Series A-1 preferred stock. On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1.68 billion from the sale and issuance of the Convertible Preferred Stock which has an aggregate liquidation preference of $1.75 billion.

The terms of the Series A preferred stock are substantially identical to the terms of the Series A-1 preferred stock, except that the Series A preferred stock will vote together with Class A common stock on an as-converted basis, but the Series A-1 preferred stock cannot vote with Class A common stock on an as converted basis. When permitted under the relevant antitrust restrictions, shares of the Company's Series A-1 preferred stock will convert on a one-for-one basis to shares of voting Series A preferred stock. On June 29, 2020, holders of 584,000 shares of Series A-1 preferred stock were relieved from the relevant antitrust restrictions resulting in the automatic conversion into 584,000 shares of voting Series A preferred stock. The Convertible Preferred Stock, with respect to dividend rights and/or distribution rights upon the liquidation, winding-up or dissolution, as applicable, ranks senior to each class of common stock and junior to existing and future indebtedness and other liabilities.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that the Company pays on its Class A common stock to the extent that such cash dividends exceed $206.25 million per fiscal year.

The Series A-1 preferred stock is convertible at the option of the holders thereof at any time into shares of Class A-1 common stock (which are identical to the Class A common stock, except that the Class A-1 common stock does not include voting rights) and the Series A preferred stock is convertible at the option of the holders thereof at any time into shares of Class A common stock, each at an initial conversion price of $17.22 per share and an initial conversion rate of 58.064 shares of Common Stock per share of Convertible Preferred Stock, subject to certain anti-dilution adjustments. At any time after June 30, 2023, if the last reported sale price of the Class A common stock has equaled or exceeded $20.50 per share (or 119% of the initial conversion price), as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days, the Company will have the right to cause all, or any portion, of the outstanding Series A-1 preferred stock or Series A preferred stock to convert into the relevant number of shares of Class A-1 common stock or Class A common stock, as applicable; provided that the Company will not be permitted to effect a mandatory conversion with respect to more than one-third of the aggregate outstanding shares, as of the date of the first notice date, of Series A-1 preferred stock and Series A preferred stock in any 12-month period unless the last reported sale price of the Class A common stock has equaled or exceeded $23.42 (or 136% of the initial conversion price), as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days.

At any time following June 9, 2026, the Company may redeem all, but not less than all, of the Convertible Preferred Stock then outstanding at a redemption price equal to the product of the liquidation preference of the Convertible Preferred Stock then outstanding and 105%, plus accrued and unpaid dividends. In the event that the Company receives a notice of an intention to exchange the shares of Convertible Preferred Stock for equity interests in certain of the Company's subsidiaries pursuant to the real estate agreement (as discussed below), the Company will have the right to redeem all, but not less than all, of its Convertible Preferred Stock then outstanding at a redemption price equal to the product of the aggregate liquidation preference of the Convertible Preferred Stock of such holder then outstanding and 110%, plus accrued and unpaid dividends. The Convertible Preferred Stock is also convertible, at the option of the holder, upon the occurrence of certain fundamental change events, including a change in control or delisting of the Company at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for the Company's Common Stock upon such change in control, plus in certain conditions accrued and unpaid dividends through June 30, 2023 or June 30, 2024, as applicable.

Concurrent with the issuance and sale of the Convertible Preferred Stock, a newly formed consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, prior to the closing of the Convertible Preferred Stock, the Company was to place into its real estate subsidiary fee owned real estate properties with an appraised value of 165% of the liquidation preference of the Convertible Preferred Stock or a combination of real estate properties and cash. This resulted in the Company contributing approximately $36.5 million of cash into a restricted escrow account to make up for the shortfall on the appraised value of owned properties placed into the real estate subsidiary. The real estate agreement provides the RE Investor with the unilateral right, upon the occurrence of specified trigger events, to exercise an investor exchange right to exchange all of the outstanding Convertible Preferred Stock for certain real estate assets or the real estate subsidiary's equity interests in its subsidiary special purpose entities holding such real estate assets, subject to certain provisions as further defined in the real estate agreement (the "Investor Exchange Right"). The Investor Exchange Right may be exercised if any of the following were to occur: (i) the Convertible Preferred Stock remains outstanding as of June 9, 2027, (ii) if a fundamental change occurs after June 30, 2024 and the related fundamental change stock price is less than the conversion price, (iii) a downgrade by one or more gradations or withdrawal of the Company's credit rating by certain rating agencies, as a result of which the Company's credit rating is B- (or its equivalent) or lower, (iv) the failure by the Company to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a bankruptcy filing. The target amount of real estate assets (net of taxes and fees) to be received in exchange for the Convertible Preferred Stock will be the product of the liquidation preference and 110%, plus an amount equal to any accrued and unpaid dividends. The Investor Exchange Right may be exercised unless the Company redeems all of the outstanding Convertible Preferred Stock at a redemption price, if such redemption occurs after the Company receives a notice of intent to exercise the Investor Exchange Right, equal to the product of the aggregate liquidation preference of the Convertible Preferred Stock then outstanding and 110%, plus accrued and unpaid dividends. Upon completion of the Investor Exchange Right, subsidiaries of the Company, as the applicable tenant, will enter into a master lease agreement with the RE Investor or designated affiliate as the landlord, solely with respect to the real estate properties that have been transferred directly or indirectly to the RE Investor, substantially the same as the current master lease agreements between the Company's consolidated real estate subsidiaries and the Company's consolidated operating subsidiaries.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 20, 2020	June 15, 2019	June 20, 2020	June 15, 2019
Estimated return on plan assets	$(31.5)	$(33.9)	$—	$—
Service cost	4.8	4.5	—	0.2
Interest cost	16.6	24.8	0.1	0.2
Amortization of prior service cost	0.1	0.1	0.6	1.1
Amortization of net actuarial loss (gain)	0.6	0.2	(0.2)	(0.1)
(Income) expense, net	$(9.4)	$(4.3)	$0.5	$1.4

The Company contributed $54.6 million and $5.2 million to its defined benefit pension plans and post-retirement benefit plans during the 16 weeks ended June 20, 2020 and June 15, 2019, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $7.8 million to these plans for the remainder of fiscal 2020.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $21.8 million and $18.6 million for the 16 weeks ended June 20, 2020 and June 15, 2019, respectively.
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

Furthermore, upon formation of the Combined Plan, the Company will establish and contribute to a new variable defined benefit plan that will provide benefits to participants for future services. These agreements are subject to approval by the PBGC, and the Company is in discussions with the local unions, the largest contributing employer and the PBGC with respect to these other plans and the Combined Plan. It is possible some provisions of the Company's agreements with local unions may change as a result of negotiations with the PBGC. The Company expects to reach final agreements on formation of the Combined Plan by no later than December 31, 2020. Under the terms of the new collective bargaining agreements, the Company will continue to contribute to FELRA and MAP under the same terms of the previous collective bargaining agreements until approval by the PBGC and formation of the Combined Plan. The Company is currently evaluating the effect of these new agreements on its Consolidated Financial Statements and preliminarily expects to record a material increase to its pension-related liabilities with a corresponding non-cash charge to pension expense upon approval by the PBGC.

On July 21, 2020, the Company announced that it had entered into a tentative agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and the UFCW local unions have entered into a Memorandum of Understanding (MOU) that will instead establish a Variable Annuity Pension Plan (the "VAPP"), effective as of July 1, 2020, providing for future security and service benefits for the Company's associates. This agreement will need to be ratified by the membership of each of these unions before it can take effect. Upon ratification of the agreement by nine local UFCW unions, the Company will pay an aggregate of approximately $286 million to the National Fund, which will be in full satisfaction of the Company's withdrawal liability amount or mass withdrawal liability amount, by June 30, 2023. The Company will pay this amount in three or four installments over the next three years, any portion of which may be prepaid, in whole or in part. Within 30 days of the establishment of the VAPP, the Company will pre-fund a transition reserve to support certain grandfathered participants by making a payment of approximately $8 to $9 million. The Company expects to incur a pre-tax charge of approximately $286 million (or $213 million on an after-tax basis) to record the withdrawal liability for these benefits earned for prior service. This charge is expected to be recorded upon ratification of the agreement, which the Company expects to be in the third quarter of fiscal 2020.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $90.3 million as of June 20, 2020 and February 29, 2020, respectively.

Lease Guarantees: The Company may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, the Company could be responsible for the lease obligation, including as a result of the economic dislocation caused by the response to the COVID-19 pandemic. Because of the wide dispersion among third parties and the variety of remedies available, the Company believes that if an assignee became insolvent, it would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Civil Investigative Demands: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act ("FCA") investigation relating to the Company's influenza vaccination programs. The investigation concerns whether the Company's provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company cooperated with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

The Company has received a civil investigative demand dated February 28, 2020 from the United States Attorney for the Southern District of New York in connection with an FCA investigation relating to the Company's dispensing practices regarding insulin pen products. The investigation seeks documents regarding the Company's policies, practices and procedures, as well as dispensing data, among other things. The Company will cooperate with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Terraza/Lorenz: Two lawsuits were brought against Safeway Inc. ("Safeway") and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The Court issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and the matter will be set for a second preliminary approval hearing shortly. The Company has recorded an estimated liability for these matters.

False Claims Act: Two qui tam actions alleging violations of the FCA have been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the U.S. District Court for the Central District of Illinois, the relator alleges that Safeway overcharged government healthcare programs by not providing the government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. The relator has 30 days to file a notice of appeal.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. Additional summary judgment motions by both parties are pending, including a motion by defendants on the same ground of intent as in Proctor. On June 23, 2020, defendants filed a notice of supplemental authority arguing that the Court's opinion in Proctor dictates the same result in Schutte.

In both of the above cases, the government previously investigated the relators' allegations and declined to intervene. The relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

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

Alaska Attorney General's Investigation: On May 22, 2018, the Company received a subpoena from the Office of the Attorney General for the State of Alaska (the "Alaska Attorney General") stating that the Alaska Attorney General has reason to believe the Company has engaged in unfair or deceptive trade practices under Alaska's Unfair Trade Practices and Consumer Act and seeking documents regarding the Company's policies, procedures, controls, training, dispensing practices and other matters in connection with the sale and marketing of opioid pain medications. The

Company responded to the subpoena on July 30, 2018 and has not received any further communication from the Alaska Attorney General. The Company does not currently have a basis to believe it has violated Alaska's Unfair Trade Practices and Consumer Act; however, at this time, the Company is unable to determine the probability of the outcome of this matter or estimate a range of reasonably possible loss, if any.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 20, 2020
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$—	$(121.7)	$3.2
Other comprehensive income before reclassifications	1.2	—	—	1.2
Amounts reclassified from accumulated other comprehensive income	1.1	—	1.1	—
Tax expense	(0.6)	—	(0.3)	(0.3)
Current-period other comprehensive income, net of tax	1.7	—	0.8	0.9
Ending balance	$(116.8)	$—	$(120.9)	$4.1

	16 weeks ended June 15, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change (1)	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(23.9)	(35.7)	10.1	1.7
Amounts reclassified from accumulated other comprehensive income	(1.2)	(2.5)	1.3	—
Tax benefit (expense)	6.6	10.0	(2.9)	(0.5)
Current-period other comprehensive (loss) income, net of tax	(1.9)	(27.0)	23.4	1.7
Ending balance	$89.4	$(23.6)	$112.2	$0.8

(1) Related to the fiscal 2019 adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

NOTE 9 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its Class A common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units and awards and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 20, 2020	June 15, 2019
Basic net income per Class A common share
Net income	$586.2	$49.0
Accrued dividends on Convertible Preferred Stock	(3.9)	—
Earnings allocated to Convertible Preferred Stock	—	—
Net income allocated to Class A common stockholders - Basic	$582.3	$49.0

Weighted average Class A common shares outstanding - Basic (1)	568.0	579.2

Basic net income per Class A common share	$1.03	$0.08

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$582.3	$49.0
Accrued dividends on Convertible Preferred Stock	3.9	—
Earnings allocated to Convertible Preferred Stock	—	—
Net income allocated to Class A common stockholders - Diluted	$586.2	$49.0

Weighted average Class A common shares outstanding - Basic (1)	568.0	579.2
Dilutive effect of:
Restricted stock units and awards	4.8	0.2
Convertible preferred stock (2)	10.9	—
Weighted average Class A common shares outstanding - Diluted (3)	583.7	579.4

Diluted net income per Class A common share	$1.00	$0.08
(1) There were no common shares remaining to be issued for the 16 weeks ended June 20, 2020, compared to 3.4 million common shares remaining to be issued for the 16 weeks ended June 15, 2019.
(2) Reflects the number of shares of Convertible Preferred Stock issued on the Preferred Closing Date, if converted into common stock for the period outstanding.
(3) There were no potential common shares outstanding that were antidilutive for the 16 weeks ended June 20, 2020 and June 15, 2019.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. These risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include those related to the COVID-19 pandemic, about which there are still many unknowns, including the duration of the pandemic and the extent of its impact. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons," the "Company," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted Net Income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted Net Income Per Class A Common Share as Adjusted Net Income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding at the end of the period. We define Adjusted Free Cash Flow as Adjusted EBITDA less capital expenditures. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share and Adjusted Free Cash Flow.

EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share and Adjusted Free Cash Flow (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share and Adjusted Free Cash Flow provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

OVERVIEW
As of June 20, 2020, we operated 2,252 retail food and drug stores with 1,726 pharmacies, 402 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. In addition to our retail footprint, we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales and Drive Up & Go curbside pickup.

COVID-19

COVID-19 has spread to every state in the United States. This pandemic has severely impacted economic activity, and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. We continued to operate our stores during the COVID-19 pandemic as an "essential" business under relevant federal, state and local mandates. Since the beginning of fiscal 2020, we have experienced significant increases in customer traffic, product demand and basket size in stores as people adjust to these new circumstances. Consumer staples, paper goods, meat, alcoholic beverages and cleaning supplies are among the products being purchased in significant quantities. There has also been a substantial increase in customer demand and engagement with our eCommerce offerings as a result of the pandemic, including both home delivery and our Drive Up & Go curbside pickup. We have responded to this increased demand for our eCommerce offerings by hiring additional pickers and drivers, retaining additional third-party service providers and expanding our Drive Up & Go offerings. We have also simplified our offerings on our eCommerce websites to focus on the products that are most in demand.

Responding to the pandemic has also significantly increased our expenses. We have stepped up how often we clean and disinfect all departments, restrooms, and other high-touch points of our stores, including check stands and service counters, and hourly disinfecting of high-touch areas. This is in addition to our rigorous food safety and sanitations programs already in place. Cart wipes and hand sanitizer stations have been installed in key locations within stores. To meet our requirements for increased labor in order to meet customer demand in store and across eCommerce channels, we have partnered with major companies to provide temporary jobs to their employees who have been furloughed or had their hours cut. We have increased hiring since the beginning of fiscal 2020, partnering with more than 35 companies to help keep Americans working. To the extent that our need for increased labor continues, we will need to hire and train additional employees to fill the roles performed by these temporary employees. Beginning March 15, 2020 through June 13, 2020, in recognition of their significant efforts, we instituted a temporary increase in pay for all front-line associates of $2 per hour for every hour that they worked. In addition, we made a final weekly reward payment to front-line associates during the week ended June 20, 2020 of $4 per hour based upon the average weekly hours associates worked during the period from March 15, 2020 through June 13, 2020. We also have contributed $53 million to hunger relief to help feed families in need during the COVID-19 pandemic and ensure that they get the food they need.

Beyond our doors, we rely on various suppliers and vendors to provide and deliver our product inventory on a continuous basis. We could suffer significant product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Due to the COVID-19 pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of the illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions.

Most of the states in which we operate have anti-price gouging statutes, which place limits on our ability to increase prices after an officially declared emergency. Certain state governors declared an emergency near the outset of the

COVID-19 pandemic, thus triggering the application of anti-price gouging statutes. As the COVID-19 pandemic began, we implemented procedures to assure compliance with anti-price gouging laws, including instruction and guidance to our retail operators on the price restrictions to which we needed to adhere. Despite these efforts, we have been named as a defendant (along with other retailers and suppliers) in three complaints alleging price gouging and one other pre-complaint claim letter. We believe these actions are without merit, at least as they relate to our Company.

We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and the nature and effectiveness of governmental and public actions taken in response. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term.
The following table shows stores operating, opened and closed during the periods presented:

	16 weeks ended
	June 20, 2020	June 15, 2019
Stores, beginning of period	2,252	2,269
Opened	—	6
Closed	—	(7)
Stores, end of period	2,252	2,268
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 20, 2020	June 15, 2019	June 20, 2020	June 15, 2019	June 20, 2020	June 15, 2019
Less than 30,000	204	206	9.1%	9.1%	4.7	4.8
30,000 to 50,000	783	792	34.7%	34.9%	32.9	33.2
More than 50,000	1,265	1,270	56.2%	56.0%	74.7	75.1
Total Stores	2,252	2,268	100.0%	100.0%	112.3	113.1
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of 16 weeks ended June 20, 2020 to 16 weeks ended June 15, 2019:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 20, 2020 ("first quarter of fiscal 2020") and 16 weeks ended June 15, 2019 ("first quarter of fiscal 2019").

	16 weeks ended
	June 20, 2020	% of Sales	June 15, 2019	% of Sales
Net sales and other revenue	$22,751.6	100.0%	$18,738.4	100.0%
Cost of sales	15,980.1	70.2	13,498.8	72.0
Gross profit	6,771.5	29.8	5,239.6	28.0
Selling and administrative expenses	5,769.4	25.4	4,946.6	26.4
Loss (gain) on property dispositions and impairment losses, net	30.3	0.1	(28.5)	(0.2)
Operating income	971.8	4.3	321.5	1.8
Interest expense, net	180.6	0.8	225.2	1.2
Loss on debt extinguishment	—	—	42.7	0.2
Other expense (income), net	3.1	—	(11.1)	—
Income before income taxes	788.1	3.5	64.7	0.4
Income tax expense	201.9	0.9	15.7	0.1
Net income	$586.2	2.6%	$49.0	0.3%
Net Sales and Other Revenue
Net sales and other revenue increased 21.4% to $22,751.6 million for the first quarter of fiscal 2020 from $18,738.4 million for the first quarter of fiscal 2019. The increase in Net sales and other revenue was primarily driven by our 26.5% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the first quarter of fiscal 2019 and $487.3 million in lower fuel sales.
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the first quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively, were:

	16 weeks ended
	June 20, 2020	June 15, 2019
Identical sales, excluding fuel	26.5%	1.5%

The increase in identical sales for the first quarter of fiscal 2020 was a direct result of significant demand due to the COVID-19 pandemic, including 276% growth in our digital sales as more customers shifted to online home delivery and Drive Up & Go.

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
Gross profit margin increased to 29.8% during the first quarter of fiscal 2020 compared to 28.0% during the first quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 80 basis points compared to the first quarter of fiscal 2019. The increase in gross profit margin was driven by lower shrink expense driven by significantly higher identical sales, lower advertising and promotional activity and leveraging of depreciation and rent expense. The increase was partially offset by approximately $56 million of costs related to the COVID-19 pandemic, including approximately $20 million of employee appreciation pay, which includes expanded sick pay, $12 million of incremental labor for enhanced cleaning and health screening to support and protect our employees and approximately $24 million in other warehousing and inventory costs.

First quarter of fiscal 2020 vs. First quarter of fiscal 2019	Basis point increase (decrease)
Lower shrink expense	90
Advertising and promotions	9
Lower depreciation and rent expense	4
COVID-19 pandemic related costs	(25)
Other	2
Total	80

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the first quarter of fiscal 2020 compared to 26.4% of Net sales and other revenue for the first quarter of fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 190 basis points during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was driven by employee wage and benefit costs and rent expense and occupancy costs, attributable to sales leverage driven by significantly higher identical sales. The decrease was also attributable to lower depreciation and amortization costs. Employee wage and benefit costs included approximately $275 million of COVID-19 pandemic related employee appreciation pay, which includes expanded sick pay, to front-line associates and $150 million of incremental labor for enhanced cleaning and health screening. In addition, we also incurred $58 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees. We also contributed $53 million to hunger relief in our communities during the first quarter of fiscal 2020.

First quarter of fiscal 2020 vs. First quarter of fiscal 2019	Basis point increase (decrease)
Employee wage and benefit costs	(96)
Depreciation and amortization	(79)
Rent expense and occupancy costs	(74)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	58
Other	1
Total	(190)

Loss (Gain) on Property Dispositions and Impairment Losses, Net
For the first quarter of fiscal 2020, net loss on property dispositions and impairment losses was $30.3 million, primarily driven by $21.1 million of asset impairments, primarily related to right-of-use assets, and $9.2 million of losses from the sale of assets. For the first quarter of fiscal 2019, net gain on property dispositions and impairment losses was $28.5 million, primarily driven by $36.0 million of gains from the sale of assets, partially offset by $7.5 million of asset impairments.
Interest Expense, Net
Interest expense, net was $180.6 million during the first quarter of fiscal 2020 compared to $225.2 million during the first quarter of fiscal 2019. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the first quarter of fiscal 2020 was 6.0%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.5% during the first quarter of fiscal 2019.
Loss on Debt Extinguishment
No loss on debt extinguishment was recorded during the first quarter of fiscal 2020 compared to $42.7 million of loss on debt extinguishment during the first quarter of fiscal 2019. The losses on debt extinguishment during the first quarter of fiscal 2019 primarily consisted of the write-off of debt discounts associated with the tender offer and various repurchases of notes.
Other Expense (Income), Net

For the first quarter of fiscal 2020, Other expense, net was $3.1 million primarily driven by recognized losses on interest rate swaps and unrealized losses from non-operating investments, partially offset by income from non-service cost components of net pensions and post-retirement expense. For the first quarter of fiscal 2019, other income, net was $11.1 million primarily driven by gains from the sale of non-operating investments and income from non-service components of net pension and post-retirement expense.

Income Taxes

Income tax expense was $201.9 million, representing a 25.6% effective tax rate, for the first quarter of fiscal 2020. Income tax expense was $15.7 million, representing a 24.3% effective tax rate, for the first quarter of fiscal 2019. Our effective tax rate for the first quarter of fiscal 2020 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by income tax credits.

Adjusted EBITDA
For the first quarter of fiscal 2020, Adjusted EBITDA was $1,691.0 million, or 7.4% of Net sales and other revenue, compared to $876.8 million, or 4.7% of Net sales and other revenue, for the first quarter of fiscal 2019. The increase in Adjusted EBITDA for the first quarter of fiscal 2020 primarily relates to the 26.5% increase in identical sales and the improved sales leverage experienced in gross margin and selling and administrative expenses as a percent of sales.
The following is a reconciliation of Net income to Adjusted EBITDA (in millions):

	16 weeks ended
	June 20, 2020	June 15, 2019
Net income	$586.2	$49.0
Depreciation and amortization	460.1	515.9
Interest expense, net	180.6	225.2
Income tax expense	201.9	15.7
EBITDA	1,428.8	805.8

Loss on interest rate and commodity hedges, net	24.5	0.3
Facility closures and related transition costs	9.8	—
Integration costs (1)	1.0	18.4
Acquisition-related costs (2)	5.3	7.7
Equity-based compensation expense	19.0	11.1
Loss on debt extinguishment	—	42.7
Loss (gain) on property dispositions and impairment losses, net	30.3	(28.5)
LIFO expense	13.1	10.5
Discretionary COVID-19 pandemic related costs (3)	89.9	—
Civil disruption related costs (4)	14.9	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	20.3	—
Miscellaneous adjustments (5)	34.1	8.8
Adjusted EBITDA	$1,691.0	$876.8

Adjusted Net Income and Adjusted Net Income Per Class A Common Share

The following reconciles Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per class A common share (in millions, except per share data):

	16 weeks ended
	June 20, 2020	June 15, 2019
Numerator:

Net income	$586.2	$49.0
Adjustments:
Loss on interest rate and commodity hedges, net	24.5	0.3
Facility closure and related transition costs	9.8	—
Integration costs (1)	1.0	18.4
Acquisition-related costs (2)	5.3	7.7
Equity based compensation expense	19.0	11.1
Net loss (gain) on property dispositions and impairment losses, net	30.3	(28.5)
LIFO expense	13.1	10.5
Discretionary COVID-19 pandemic related costs (3)	89.9	—
Civil disruption related costs (4)	14.9	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	20.3	—
Amortization of debt discount, deferred financing costs and loss on debt extinguishment	6.5	51.1
Amortization of intangible assets resulting from acquisitions	17.5	92.8
Miscellaneous adjustments (5)	34.1	8.8
Tax impact of adjustments to Adjusted net income	(71.2)	(44.6)
Adjusted net income	$801.2	$176.6

Denominator:

Weighted average Class A common shares outstanding - diluted	583.7	579.4
Adjustments:
Restricted stock units and awards (6)	8.2	9.5
Adjusted weighted average Class A common shares outstanding - diluted	591.9	588.9

Adjusted net income per Class A common share - diluted	$1.35	$0.30

	16 weeks ended
	June 20, 2020	June 15, 2019
Net income per Class A common share - diluted	$1.00	$0.08
Non-GAAP adjustments (7)	0.37	0.22
Dilutive effect of incremental restricted stock units and awards	(0.02)	—
Adjusted net income per Class A common share - diluted	$1.35	$0.30
(1) Related to conversion activities and related costs associated with integrating acquired businesses, primarily the Safeway acquisition.
(2) Includes expenses related to acquisitions and expenses related to management fees paid in connection with acquisition and financing activities.

(3)
Includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.

(4) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May and early June in certain of our markets.
(5) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 20, 2020	June 15, 2019
Non-cash lease-related adjustments	$2.0	$1.9
Lease and lease-related costs for surplus and closed stores	18.7	6.8
Net realized and unrealized loss (gain) on non-operating investments	4.5	(3.3)
Other (a)	8.9	3.4
Total miscellaneous adjustments	$34.1	$8.8
(a) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.

(6) Represents incremental unvested restricted stock units and restricted stock awards to adjust the diluted weighted average Class A common shares outstanding during each respective period to the number of dilutive shares outstanding as of the end of each respective period.
(7) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted Net Income above for further details.

Adjusted Free Cash Flow

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow (in millions):

	16 weeks ended
	June 20, 2020	June 15, 2019
Net cash provided by operating activities	$2,091.9	$802.7
Income tax expense	201.9	15.7
Deferred income taxes	51.2	(2.8)
Interest expense, net	180.6	225.2
Operating lease right-of-use assets amortization	(176.4)	(162.7)
Changes in operating assets and liabilities	(898.8)	(40.7)
Contributions to pension and post-retirement benefit plans, net of (income) expense	63.5	8.1
Facility closures and related transition costs	9.8	—
Integration costs	1.0	18.4
Acquisition-related costs	5.3	7.7
Discretionary COVID-19 pandemic related costs	89.9	—
Civil disruption related costs	14.9	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	20.3	—
Other adjustments	35.9	5.2
Adjusted EBITDA	1,691.0	876.8
Less: capital expenditures	(402.3)	(362.1)
Adjusted Free Cash Flow	$1,288.7	$514.7

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 20, 2020	June 15, 2019
Cash and cash equivalents and restricted cash at end of period	$2,064.5	$713.7
Cash flows provided by operating activities	2,091.9	802.7
Cash flows used in investing activities	(399.4)	(294.0)
Cash flows used in financing activities	(106.9)	(762.7)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $2,091.9 million for the first quarter of fiscal 2020 compared to $802.7 million for the first quarter of fiscal 2019. The increase in cash flow from operations compared to the first quarter of fiscal 2019 is due to improvements in operating performance and changes in working capital primarily related to inventory and accounts payable as our business adjusts for the significant increase in sales volume during the first quarter of fiscal 2020. Also contributing to the increase in cash flow from operations was the deferral of approximately $140 million of the employer-paid portion of social security taxes provided under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") signed into law on March 27, 2020. These increases were partially offset by the $75.0 million payment for the UFCW & Employers Midwest Pension Fund pension settlement and $49.4 million of additional contributions to our single-employer and defined benefit pension plans and post-retirement benefit plans.
Net Cash Used in Investing Activities
Net cash used in investing activities was $399.4 million for the first quarter of fiscal 2020 compared to $294.0 million for the first quarter of fiscal 2019.
For the first quarter of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $402.3 million. Payments for property and equipment included the completion of 46 remodels and continued investment in our digital and eCommerce technology. For the first quarter of fiscal 2019, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $362.1 million, partially offset by proceeds from the sale of assets of $73.4 million. Payments for property and equipment included the opening of six new stores, completion of 28 remodels and continued investment in our digital and eCommerce technology.
In fiscal 2020, we expect to spend approximately $1.6 billion in capital expenditures, as follows (in millions):

Projected Fiscal 2020 Capital Expenditures
New stores and remodels	$600.0
Maintenance	375.0
Supply chain	125.0
IT	425.0
Real estate and expansion capital	75.0
Total	$1,600.0
Net Cash Used in Financing Activities
Net cash used in financing activities was $106.9 million during the first quarter of fiscal 2020 compared to $762.7 million during the first quarter of fiscal 2019.

Net cash used in financing activities during the first quarter of fiscal 2020 consisted primarily of the borrowing and subsequent repayment of the $2.0 billion under the ABL Facility, the issuance of the Convertible Preferred Stock and the repurchase of outstanding common stock from the Company's parents.
Debt Management
On March 12, 2020, we provided notice to the lenders of our ABL Facility to borrow $2.0 billion as a precautionary measure in order to increase our cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $2.0 billion in full on June 19, 2020 and as of June 20, 2020, we had no borrowings outstanding under our $4.0 billion ABL Facility and total availability of approximately $3.5 billion (net of letter of credit usage).
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.75 billion to $5.25 billion, which includes anticipated requirements for working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, dividends on common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock in an annual amount equal to $0.400 per Class A common share or $191.6 million per annum in the aggregate. We expect the first quarterly dividend payment will be paid during the third quarter of fiscal 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Prospectus dated June 25, 2020 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-236956) for a discussion of our significant accounting policies.

We have analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to our Consolidated Financial Statements. Specifically, as it relates to us, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The CARES Act also includes a technical correction to permit 100% bonus depreciation of eligible qualified improvement property. We will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of presentation and summary of significant accounting policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter ended June 20, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

The statements in this section describe known material risks and should be considered carefully. They include and supplement the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, "Condensed Consolidated Financial Statements (unaudited)" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All capitalized terms used, but not defined, herein are as defined in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 filed with the SEC on May 13, 2020 or in our Prospectus dated June 25, 2020 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-236956).

Risks Related to Our Business and Industry

Various operating factors and general economic conditions affecting the food retail industry may affect our business and may adversely affect our business and operating results.
Our operations and financial performance are affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. For the majority of fiscal 2019 and prior years, the combination of an improving economy, lower unemployment, higher wages and lower gasoline prices had contributed to increased consumer confidence. However, as a result of the COVID-19 pandemic, there continues to be substantial uncertainty about the strength of the economy, which may currently be in a recession and has experienced rapid increases in unemployment rates, as well as uncertainty about the pace of recovery despite the fiscal stimulus that Congress enacted. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are currently highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the pandemic on our customers and suppliers, the duration of the federal and local state declarations of emergency and the associated remedial actions and stimulus measures adopted by federal and local governments, including measures to assure social distancing and to what extent normal economic and operating conditions can resume. We are also unable to predict the extent, implementation and effectiveness of any government-funded benefit programs and stimulus packages on employment levels and on demand for our products.
We may experience materially adverse impacts to our business as a result of any economic recession or depression that occurred or may occur as a result of efforts to curb the spread of COVID-19. For example, during March 2020 through April 2020, the United States experienced a rapid and significant increase in unemployment claims and other indications of a significant economic slowdown believed to be related to the COVID-19 pandemic. Consumers' perception or uncertainty related to the economy, as well as a decrease in their personal financial condition, could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit.
An increase in fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. As well, both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Several food items and categories, including poultry and fresh fruit, experienced price deflation in fiscal 2019; however, prices for most other major food categories increased. We are unable to predict the direction of the economy or fuel prices or if deflationary trends will occur. If the economy weakens, fuel prices increase or deflationary trends occur, our business and operating results could be adversely affected.
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
We make in-store pricing decisions on a regional basis depending on the competitive landscape. We also set our pricing based on the cost of doing business on a regional basis, as a result of occupancy and labor costs that vary by region. At the same time, we frequently discuss ways to lower our costs with our consumer packaged goods partners based upon our scale and sales momentum. Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices worldwide have been volatile. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially. Suppliers, like us, are incurring additional costs to respond to the COVID-19 pandemic, and may seek to pass those costs through to us. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.
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
Reflecting consumer preferences, we have a significant focus on perishable products. Perishable sales accounted for 42% of our revenue in the first 16 weeks of fiscal 2020. We rely on various suppliers and vendors to provide and deliver our perishable and other product inventory on a continuous basis. We could suffer significant perishable and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Due to the COVID-19 pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of the illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions. The supply of meat products has been impacted by the shutdown of certain key production facilities due to workforce illness. We have good working relationships with major meat suppliers, smaller domestic suppliers and international suppliers, and we stay in regular contact to assess production capacity and product availability. Nonetheless, we have experienced allocations on a range of meat products, and we have had to expand our supplier portfolio or make adjustments to our merchandising plans to support in-stock conditions for our customers. Based on current discussions with industry leaders, we anticipate that the meat supply chain will remain challenging for the near future. The supply of each product will return to pre-COVID-19 levels at different times, and that there can be no assurance that our efforts to ensure in-stock positions for all of the products that our customers require will be successful.
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
Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic, such as of influenza, or, specifically, the recent COVID-19 pandemic, could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.
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
The costs associated with implementing and maintaining the safety measures designed to protect our associates and customers in the COVID-19 pandemic have to date been more than offset by increased sales, but in the event our sales decline as stay-at-home guidance subsides and the economy begins to re-open, we may be required to continue to implement and maintain these protective measures despite lower sales, thereby reducing our profitability.
Specifically, our business has been impacted by the COVID-19 pandemic.
The COVID-19 pandemic poses a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. As the pandemic has grown, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to social distance or self-quarantine have increased. Many states, including California, Washington State and other states in which we operate and have a significant number of stores, have at various points during the COVID-19 pandemic, declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. These rules, as well as the general fear that causes people to avoid gathering in public places, may adversely affect our customer traffic, our ability to adequately staff our stores and operations, and our ability to transport product on a timely basis.
We continued to operate our stores during the COVID-19 pandemic as an "essential" business under relevant federal, state and local mandates. In those states in which we still operate as an "essential" business, if the classification of what is an "essential" business changes or other government regulations are adopted, we may be required to severely curtail operations, which would significantly and adversely impact our sales and revenue. Even though our stores are considered essential businesses, state and local mandates may impose limitations on the operations of our stores, including customer traffic. While we have taken many protective measures in our stores, including, among others, spacing requirements, single direction aisles, senior and compromised customer-only hours, plexiglass shields at checkout and providing masks and gloves to our front line employees, there can be no assurance that these measures will be sufficient to protect our store employees and customers. We have, and may in the future be required to temporarily close a store, office or distribution center for cleaning and/or quarantine employees in the event that an employee develops COVID-19. We proactively paused self-service operations, such as soup bars, wing bars, salad bars and olive bars. These factors could impact the ability of our stores to operate normal hours of operation or have sufficient inventory which may disrupt our business and negatively impact our financial results. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

Further, the COVID-19 pandemic may also impact our ability to access and ship product to and from impacted locations. Items such as consumer staples, paper goods, key cleaning supplies and protective equipment for our employees, and more recently, meat products have been, and may continue to be, in short supply.
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
We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business.
The extent to which the COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience an impact to the timing and availability of key products from suppliers, broader quarantines or other restrictions that limit consumer visits to our stores, increased, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business. We continually monitor the situation and regularly adjust our policies and practices as more information and guidance becomes available.

We could be affected if consumers lose confidence in the food supply chain or the quality and safety of our products.
We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, such as the concerns during fiscal 2019 relating to the COVID-19 pandemic and fiscal 2018 relating to romaine lettuce, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such product. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.
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
We are sponsors of defined benefit retirement plans for certain employees at our Safeway, United Supermarkets, LLC ("United") and Shaw's stores and distribution centers. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and cash contributions to fund the plans.
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
Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans. As of June 20, 2020, we attempted to estimate our share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's share of the underfunding of multiemployer plans to which we contribute was $4.9 billion. Our share of underfunding described above is an estimate and could change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the PPA, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.
We are the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") which is currently projected by FELRA to become insolvent in the first quarter of 2021, and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). We continue to fund all of our required contributions to FELRA and MAP. On March 5, 2020, we agreed with the two applicable local unions to new collective bargaining agreements pursuant to which we contribute to FELRA and MAP. In connection with these agreements, to address the pending insolvency of FELRA, we and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA ("Combined Plan"). Upon the formation of the Combined Plan, the Combined Plan will be frozen and we will be required to annually pay $23.2 million to the Combined Plan for the next 25 years. After making all 25 years of payments, we will receive a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. This $23.2 million payment will replace our current annual contribution to both MAP and FELRA, which was a combined $26.2 million in fiscal 2019. In addition to the $23.2 million payment, we will begin to contribute to a new multiemployer pension plan. This new multiemployer plan will be limited to providing benefits to participants in MAP and FELRA in excess of the benefits the PBGC insures under law. Furthermore, upon formation of the Combined Plan, we will establish and contribute to a new variable defined benefit plan that will provide benefits to participants for future services. We are in discussions with the local unions, the largest contributing employer, and the PBGC with respect to these other plans and the Combined Plan. It is possible some provisions of our agreements with the local unions may change as a result of negotiations with the PBGC. We expect formation of the Combined Plan by no later than December 31, 2020. The local unions reserved their arguments in their respective collective bargaining agreements with Safeway, that Safeway is liable to pay for all FELRA and MAP benefits that are not paid by the PBGC because the PBGC becomes insolvent. Safeway reserved, in its collective bargaining agreements with the local unions, its arguments that it is not liable for FELRA and MAP benefits the PBGC does not pay because the PBGC becomes insolvent. We believe the possibility of the PBGC becoming insolvent is remote. We are currently evaluating the effect of these new agreements to our Consolidated Financial Statements and preliminarily expect to record a material increase to our pension related liabilities with a corresponding non-cash charge to pension expense upon approval by the PBGC.
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
In the event we were to exit certain markets or otherwise cease contributing to these plans, we could trigger a substantial withdrawal liability. For example we are subject to withdrawal liabilities related to Safeway's previous closure in 2013 of its Dominick's division. Any accrual for withdrawal liability will be recorded when a withdrawal is probable and can be reasonably estimated, in accordance with GAAP. All trades or businesses in the employer's control group are jointly and severally liable for the employer's withdrawal liability.
Unfavorable changes in government regulation may have a material adverse effect on our business.
Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices. We must comply with numerous provisions regulating health and sanitation standards, food labeling, energy, environmental, equal employment opportunity, minimum wages, pension, health insurance and other welfare plans, licensing for the sale of food, drugs and alcoholic beverages and any new provisions relating to the COVID-19 pandemic. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional governmental laws, regulations or administrative procedures, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. In addition, regulatory changes could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our business.
The minimum wage continues to increase and is subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.
A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of June 20, 2020, we employed approximately 76,000 associates in California, where the current minimum wage was increased to $13.00 per hour, effective January 1, 2020, and will gradually increase each year thereafter to $15.00 per hour by January 1, 2022. In Massachusetts, where we employed approximately 11,700 associates as of June 20, 2020, the minimum wage increased to $12.75 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2023. In New Jersey, where we employed approximately 7,900 associates as of June 20, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2024. In Maryland, where we employed approximately 7,700 associates as of June 20, 2020, the minimum wage increased to $11.00 per hour, effective January 1, 2020, and will reach $15.00 per hour by 2025. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 2,200 associates as of June 20, 2020, increased to $16.39 per hour effective January 1, 2020 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 7,000 associates as of June 20, 2020, the minimum wage increased to $13.00 per hour effective July 1, 2019. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.
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
Beginning March 15, 2020 through June 13, 2020, in recognition of their significant efforts, we instituted a temporary increase in pay for all front-line associates of $2 per hour for every hour that they work. In addition, we made a final weekly reward payment to front-line associates during the week ended June 20, 2020 of $4 per hour based upon the average weekly hours associates worked during the period from March 15, 2020 through June 13, 2020. This increase in employee wages impacted our profitability during the period that it was in effect.
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
To meet our requirements for increased labor in order to meet customer demand in store and across eCommerce channels, we partnered with major companies to provide temporary jobs to their employees who were furloughed or had their hours cut. We have increased hiring since the beginning of fiscal 2020, partnering with more than 35 companies to help keep Americans working, and now have approximately 303,000 associates. To the extent that our need for increased labor continues, we will need to hire and train additional employees to fill the roles performed by these temporary employees. This increase in associates and the wages that we must pay them will impact our profitability during the period that they are with us.
Failure to realize anticipated benefits from our productivity initiatives could adversely affect our financial performance and competitive position.
Although we have identified and are in the early stages of implementing a broad range of new, specific productivity initiatives to help offset cost inflation, fund growth and drive earnings, there can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or time-frame, if at all. Certain of these initiatives involve significant changes in our operating processes and systems that could result in disruptions in our operations. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. The actual benefits of our productivity initiatives, if achieved, may be lower than what we expect and may take longer than anticipated. While certain projects are well underway and contributing as expected, in other cases, we temporarily paused some of our initiatives to ensure we are first taking care of our customers and our communities, while focusing on the safety of our associates during the COVID-19 pandemic.

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
From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We are also exposed to legal proceedings arising out of the COVID-19 pandemic, including wrongful death actions brought on behalf of employees that contracted COVID-19 and allegations of improper pricing of necessities during the COVID-19 pandemic. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

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
We may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, including as a result of the economic dislocation caused by the response to the COVID-19 pandemic, we could be responsible for the lease obligation. Due to the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.
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
Risks Related to our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of June 20, 2020, we had approximately $8.2 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.5 billion under our ABL Facility. As of June 20, 2020, we and our subsidiaries had approximately $653 million of finance lease obligations.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern the NALP Notes, the Safeway Notes and the ACI Notes, permit us to incur significant additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.
To service our indebtedness, we require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance the indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, as described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Quarterly Report on Form 10-Q. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
In addition, in July 2017, the U.K. Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve and what, if any, effect these changes, other reforms or the establishment of alternative reference rates may have on instruments that calculate interest rates based on LIBOR including our ABL Facility. Additionally, changes in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk."

Our debt instruments limit our flexibility in operating our business.
Our debt instruments contain various covenants that limit our and our restricted subsidiaries' ability to engage in specified types of transactions. A breach of any of these covenants could result in a default under our debt instruments. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. In addition, certain of the covenants governing the ABL Facility and the ACI Notes restrict, among other things, our and our restricted subsidiaries' ability to:

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
As of June 20, 2020, there were no outstanding borrowings under our ABL Facility (excluding $449.7 million of outstanding letters of credit). On March 12, 2020, we provided notice to the lenders of the ABL Borrowing, so that a total of $2.0 billion (excluding $454.5 million in letters of credit) was outstanding immediately following the borrowing. We increased our borrowings under the ABL Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. We did not need to use the proceeds of the ABL Borrowing and repaid the ABL Borrowing in full on June 19, 2020.
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
Risks Related to Owning Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price.
The market price of our common stock is volatile and may be influenced by many factors, some of which are beyond our control, including:

•	the failure of securities analysts to cover our common stock, or changes in financial estimates by analysts;

•	changes in, or investors' perception of, the food and drug retail industry;

•	the activities of competitors;

•	future issuances and sales of our common stock, including in connection with acquisitions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements and our filings with the SEC;

•	regulatory or legal developments in the United States;

•	litigation involving us, our industry, or both; and

•	general economic conditions.

 As a result of these factors, you may not be able to resell your shares of our common stock at or above the initial public offering price. In addition, the stock market often experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of a particular company. These broad market fluctuations and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

We are controlled by our Sponsors and they may have conflicts of interest with other stockholders in the future.
Our Sponsors control in the aggregate approximately 77.8% of our common stock. As a result, our Sponsors are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Four of our 12 directors are either employees of, or advisors to, members of our Sponsors. Our Sponsors also have sufficient voting power to amend our organizational documents. The interests of our Sponsors may not coincide with the interests of other holders of our common stock. Additionally, our Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the outstanding shares of our common stock, our Sponsors will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We will incur increased costs as a result of becoming a publicly traded company.
As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange ("NYSE"). Being subject to these rules and regulations will result in additional legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place significant strain on management, systems and resources.

These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory actions and potentially civil litigation.
We are a "controlled company" within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our Sponsors, as a group, control a majority of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently utilize, and intend to continue to utilize, these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Provisions in our charter documents, certain agreements governing our indebtedness, our Stockholders' Agreement and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Provisions in our amended and restated certificate of incorporation, as amended ("certificate of incorporation"), and our amended and restated bylaws ("bylaws") may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:

•
from and after such date that our Sponsors and their respective Affiliates (as defined in Rule 12b-2 of the Exchange Act), or any person who is an express assignee or designee of their respective rights under our certificate of incorporation (and such assignee's or designee's Affiliates) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the "50% Trigger Date"), the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;

•
prior to the 50% Trigger Date, only our board of directors and the Sponsors are expressly authorized to make, alter or repeal our bylaws and, from and after the 50% Trigger Date, our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;

•	from and after the 50% Trigger Date, the manner in which stockholders can remove directors from the board will be limited;

•	from and after the 50% Trigger Date, stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent will be prohibited;

•
from and after such date that our Sponsors and their respective Affiliates (or any person who is an express assignee or designee of our Sponsors' respective rights under our certificate of incorporation (and such assignee's or designee's Affiliates)) ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the "35% Trigger Date"), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;

•	limits on who may call stockholder meetings;

•
requirements on any stockholder (or group of stockholders acting in concert), other than, prior to the 35% Trigger Date, the Sponsors, who seeks to transact business at a meeting or nominate directors for election to submit a list of derivative interests in any of our company's securities, including any short interests and synthetic equity interests held by such proposing stockholder;

•
requirements on any stockholder (or group of stockholders acting in concert) who seeks to nominate directors for election to submit a list of "related party transactions" with the proposed nominee(s) (as if such nominating person were a registrant pursuant to Item 404 of Regulation S-K, and the proposed nominee was an executive officer or director of the "registrant"); and

•
our board of directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquiror, effectively preventing acquisitions that have not been approved by our board of directors.

Our certificate of incorporation authorizes our board of directors to issue up to 100,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our board of directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights, and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent, or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

Certain rights of the holders of the Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of the Company.
Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. For example, if a Fundamental Change were to occur, holders of the Convertible Preferred Stock, if issued, may have the right to convert their Convertible Preferred Stock, in whole or in part, at an increased conversion rate and will also be entitled to receive a make-whole amount equal to the present value of all remaining dividend payments on their Convertible Preferred Stock as described in the Certificate of Designations governing the Convertible Preferred Stock. The Preferred Investors also hold the Investor Exchange Right which may be exercised if any of the following were to occur: (i) the seventh anniversary of the Preferred Closing Date, so long as any shares of Convertible Preferred Stock are outstanding, (ii) the fourth anniversary of an initial public offering, if a Fundamental Change occurs and the related Fundamental Change Stock Price is less than the conversion price, (iii) a downgrade by one or more gradations (including gradations within ratings categories as well as between ratings categories) or withdrawal of our credit rating by both Rating Agencies, as a result of which our credit rating is B- (or Moody's equivalent) or lower, (iv) the failure by us to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a Bankruptcy Filing. These features of the Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
Our certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL"), our certificate of incorporation or our bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
If a substantial number of shares becomes available for sale and are sold in a short period of time, the market price of our common stock could decline and our stockholders may be diluted.
If our Pre-IPO Stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that our Pre-IPO Stockholders might sell shares of common stock could also create a perceived overhang and depress our market price. Upon completion of the IPO,

479,026,753 shares of common stock were outstanding of which 429,026,753 shares were held by our Pre-IPO Stockholders. We, our executive officers and directors, each other Pre-IPO Stockholder (other than certain Pre-IPO Stockholders that own less than an aggregate of 529,598 shares of common stock) and the Preferred Investors have agreed with the underwriters to a "lock-up" period, meaning that such parties may not, subject to certain exceptions, sell any of their existing shares of our common stock without the prior written consent of representatives of the underwriters until at least December 22, 2020. When the lock-up agreements expire, these shares will become eligible for sale. The market price for shares of our common stock may drop when the restrictions on resale by our Pre-IPO Stockholders and independent directors lapse.
The Preferred Investors are also subject to certain additional transfer restrictions with respect to the Convertible Preferred Stock and the Conversion Shares. The Preferred Investors will not be able to transfer the shares of common stock issuable pursuant to the Convertible Preferred Stock (the "Conversion Shares"), other than to affiliated entities or in connection with a Fundamental Change, prior to the 18 month anniversary of the Preferred Closing Date. Prior to the seven month anniversary of the Preferred Closing Date, the Preferred Investors have the right to transfer shares of Convertible Preferred Stock only to their affiliated entities, another Preferred Investor or its affiliated entities (with any transferee thereof bound by same transferability/lock-up provisions hereof). Following the seven month anniversary of the Preferred Closing Date until the 18 month anniversary of the Preferred Closing Date, the Preferred Investors, and their respective affiliated entities, are required to collectively continue to hold greater than 50% of the shares of Convertible Preferred Stock (or Conversion Shares).
In addition, our Sponsors and the Preferred Investors have substantial demand and incidental registration rights. Among them, we must use our reasonable best efforts to file and maintain effective a shelf registration statement for all registrable securities held by the Preferred Investors by no later than the later of (i) seven and one-half months after June 30, 2020 and (ii) 18 months after the Preferred Closing Date. We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock could decline.
The trading market for our common stock likely will be influenced by the research and reports that equity and debt research analysts publish about the industry, us and our business. The market price of our common stock could decline if one or more securities analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our shares, the market price of our common stock would likely decline.
Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our securities and debt agreements, including the ABL Facility, the ACI Notes and the Convertible Preferred Stock.
Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. Effective fiscal 2020, we have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock in an annual amount equal to $0.400 per common share or $191.6 million per annum in the aggregate. The first dividend payment will be paid during the third quarter of fiscal 2020. Our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, so long as any shares of our Convertible Preferred Stock remain outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Convertible Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any financing arrangements that we are currently a party to, including the ABL Facility and ACI Notes, to or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

We have 415,689,890 shares of Class A common stock and 150,000,000 shares of Class A-1 common stock authorized but unissued under our certificate of incorporation, excluding 101,612,000 shares of common stock and Class A-1 common stock reserved for issuance upon conversion of the Convertible Preferred Stock. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

We have reserved a maximum of 43,563,800 shares of our common stock for issuance under existing awards of Restricted Stock Units (following the conversion of our outstanding Phantom Units granted under our Phantom Unit Plan) and for awards that may be issued under the Incentive Plan. Any common stock that we issue, including under the Incentive Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
In the future, we may also issue our securities, including shares of our common stock, in connection with investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
The Convertible Preferred Stock may adversely affect the market price of our common stock.
The market price of our common stock is likely to be influenced by the Convertible Preferred Stock. For example, the market price of our common stock could become more volatile and could be depressed by investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Convertible Preferred Stock and hedging or arbitrage trading activity that may develop involving the Convertible Preferred Stock and our common stock.
Our common stock ranks junior to the Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our common stock ranks junior to the Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. This means that, unless accumulated and unpaid dividends have been declared and paid, or set aside for payment, on all outstanding shares of the Convertible Preferred Stock, for all preceding dividend periods, no dividends may be declared or paid on our common stock and we are not permitted to purchase, redeem or otherwise acquire any of our common stock, subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Convertible Preferred Stock a liquidation preference equal to $1,000 per share plus accumulated and unpaid dividends.
Holders of the Convertible Preferred Stock, subject to certain conditions, will have the right to elect two directors.
From and after such time as (i) it is lawful under Section 8 of the Clayton Antitrust Act of 1914 for the Preferred Investors affiliated with Apollo (the "Apollo Preferred Investors") to designate a director to our board of directors and (ii) any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of our voting securities expires or is terminated with respect to the Apollo Preferred Investors, and, so long as the Apollo Preferred Investors and their affiliates hold at least 25% of the Convertible Preferred Stock issued on the Preferred Closing Date (or 25% of the Conversion Shares), the Apollo Preferred Investors will have the right to designate one director to our board of directors. On June 29, 2020, the Preferred Investors affiliated with HPS Investment Partners, LLC (the "HPS Preferred Investors") were relieved from these same antitrust restrictions allowing the HPS Preferred Investors the right to designate one director to our board of directors. This right to elect directors will dilute the representation of the holders of our common stock on our board of directors and may adversely affect the market price of our common stock.

Our subsidiary RE LLC, which owns a significant portion of our real estate, is subject to certain restrictions under the Real Estate Agreement, which could affect our ability to execute our operational and strategic objectives.
Prior to the Preferred Closing, we underwent a real estate reorganization. As a result of such reorganization, certain SPEs that are subsidiaries of RE LLC own Real Estate Assets, consisting of approximately 240 fee owned store properties which were to have an appraised value of approximately $2.9 billion. RE LLC also deposited into escrow at the Preferred Closing such amount of cash as was necessary to make up any shortfall, which cash amount was approximately $36.5 million (the "Cash Escrow Amount"). Immediately prior to the Preferred Closing, the RE LLC Entities entered into amended and restated operating agreements. Our wholly-owned subsidiary Safeway is the only member of RE Holdings I with the ability to vote on any matters. Each of the RE LLC Entities has a board of five members, which includes two independent directors. However, the RE Investor was admitted to each of the RE LLC Entities as a "Special Non-Economic Member." As a Special Non-Economic Member, the RE Investor has certain approval rights relating to the Real Estate Portfolio, Master Lease Agreement, affiliate transactions and the issuance of securities or other instruments that rank pari passu or senior. These approval rights could limit our ability to implement future strategic objectives.
The RE Investor could exercise the Investor Exchange Right, which provides it with certain unilateral rights, upon the occurrence of specified trigger events, that could cause us to lose ownership of all or part of our indirect interest in the SPEs or their Real Estate Assets unless we redeem all of the outstanding Convertible Preferred Stock.
The Real Estate Agreement provides the RE Investor with the unilateral right, upon the occurrence of specified trigger events, to exercise the Investor Exchange Right to exchange all of the outstanding Convertible Preferred Stock for certain Real Estate Assets or the equity of the SPEs holding such Real Estate Assets. The Investor Exchange Right may be exercised if any of the following were to occur: (i) the seventh anniversary of the Preferred Closing Date, so long as any shares of Convertible Preferred Stock are outstanding, (ii) the fourth anniversary of an initial public offering, if a Fundamental Change occurs and the related Fundamental Change Stock Price is less than the conversion price, (iii) a downgrade by one or more gradations (including gradations within ratings categories as well as between ratings categories) or withdrawal of our credit rating by both Rating Agencies, as a result of which our credit rating is B- (or Moody's equivalent) or lower, (iv) the failure by us to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a Bankruptcy Filing. The Investor Exchange Right may be exercised unless we redeem all of the outstanding Convertible Preferred Stock at a redemption price, if such redemption occurs after we receive a notice of intent to exercise the Investor Exchange Right, equal to the product of (x) the aggregate Fixed Liquidation Preference (as defined in the applicable Certificate of Designations) of the Convertible

Preferred Stock of such holder then outstanding and (y) 110%, plus accrued and unpaid dividends to, but not including, the date of redemption. However, after receiving a notice of intent to exercise the Investor Exchange Right we may not be able to effectuate the redemption at that time.
If we do not redeem the Convertible Preferred Stock, the RE Investor can exercise the Investor Exchange Right by delivering to RE LLC and the Escrow Agent a notice directing the Escrow Agent to release from escrow: (1) at our election, any cash that may be held by the Escrow Agent and (2) at the RE Investor's option, (A) Transfer Instruments with respect to the SPEs, selected in the RE Investor's sole discretion, which collectively own Real Estate Assets having an aggregate appraised value (as set forth in the Initial Exchange Appraisals) equal to not more than (x) 130% of the Real Estate Proceeds Target Amount less (y) the Cash Distribution Amount, if any, multiplied by 118.18% or (B) Transfer Instruments with respect to the such Real Estate Assets.
Upon consummation of the Real Estate Settlement, the SPEs selected by the RE Investor or, in the case of Real Estate Assets selected by the RE Investor, a special purpose entity newly formed by the RE Investor will automatically enter into a master lease with the applicable Tenant substantially the same as the Master Lease Agreement solely with respect to the Real Estate Assets that have been transferred, directly or indirectly to the RE Investor and the Master Lease Agreement will be amended to remove such transferred Real Estate Assets. Following the delivery of the release notice by the RE Investor to RE LLC and Escrow Agent, the RE Investor will have 180 days (the "Initial Realization Period") to sell the SPEs or Real Estate Assets that are released to the RE Investor by the Escrow Agent (the "Owned Sale Properties").
If during the Initial Realization Period, bona fide bids indicate aggregate Real Estate Proceeds (as defined in the Real Estate Agreement) that are less than the Real Estate Proceeds Target Amount, we may elect to pay cash to the RE Investor in an amount equal to the shortfall. If we do not elect to pay the shortfall, the RE Investor will have an additional 90 days (the "Subsequent Realization Period" and together with the Initial Realization Period, if any, the "Realization Period") to market Owned Sale Properties together with SPEs and/or Real Estate Assets then owned by RE LLC (collectively, the "Sale Properties"). Upon the sale of each Sale Property, the buyer will be required to enter into an amended and restated Master Lease Agreement solely with respect to the Sale Properties applicable to such buyer.
If, at the conclusion of the Realization Period, the RE Investor has not received bona fide offers for the Sale Properties that would result in the RE Investor receiving Real Estate Proceeds that are at least equal to the Real Estate Proceeds Target Amount (such event a "Failed Auction"), the RE Investor can elect to have released from the escrow account all of the remaining Transfer Instruments with respect to SPEs and/or Real Estate Assets and retain any or all of the Sale Properties (such retained Sale Properties, the "Retained Properties"). If a Failed Auction occurs, during the period beginning on the expiration of the Realization Period and ending on the three year anniversary of the expiration of the Realization Period (the "ROFO Period"), if the RE Investor intends to sell Retained Properties with an aggregate appraised value (as set forth in the Initial Exchange Appraisals) of $250 million or more in a single sale process, RE LLC will have a right of first offer on the Retained Properties proposed to be sold (the "ROFO Properties"). RE LLC shall have 10 days following the receipt of notice by the RE Investor of the RE Investor's intent to sell the ROFO Properties to provide a written offer to the RE Investor to purchase such ROFO Properties for cash, along with a purchase and sale agreement executed by RE LLC and 60 days following the execution by the RE Investor of such agreement to consummate such transaction. If the RE Investor rejects RE LLC's offer, then the RE Investor shall only be permitted to sell the ROFO Properties to a third party at a purchase price that is greater than or equal to the purchase price offered by RE LLC. If RE LLC does not submit an offer or does not consummate the transaction within 60 days after the RE Investor executes the purchase and sale agreement, then the RE Investor shall be permitted to sell the ROFO Properties to a third party at a price determined by the RE Investor in its sole discretion.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On April 23, 2020, the Company issued 1,184,163 shares of common stock to Albertsons Investor and 128,696 shares of common stock to KIM ACI related to the settlement of Phantom Units upon vesting.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2020 through March 31, 2020	—	—	—	—
April 1, 2020 through April 30, 2020	—	—	—	—
May 1, 2020 through May 31, 2020	—	—	—	—
June 1, 2020 through June 20, 2020	101,611,736	$16.53	—	—
Total	101,611,736	$16.53	—	—
(1) On June 9, 2020, the Company used $1.68 billion, an amount equal to the proceeds from the sale of the Convertible Preferred Stock and the Investor Exchange Right, to repurchase 101,611,736 shares of its outstanding common stock from certain of its existing stockholders at a price of $16.53 per share.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1 Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

3.1.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 18, 2020)

3.2 Certificate of Designations of 6.75% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

3.2.1 Certificate of Amendment to Certificate of Designations of 6.75% Series A Convertible Preferred Stock of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

3.3 Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

3.3.1 Certificate of Amendment to Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

3.4 Amended and Restated Bylaws of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.1 Registration Rights Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

4.2 Form of Lock-Up Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 18, 2020)

4.3 Eighth Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.11.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.4 Eighth Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.12.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.5 Second Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.13.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.6 First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.14.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.7 First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.15.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.8 First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 3.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.16.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.9 First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.17.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

4.10 Stockholders' Agreement by and among Albertsons Companies, Inc. and holders of stock of Albertsons Companies, Inc. signatory thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.1 Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.2 Amended and Restated Investment Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.2.1 Amendment No.1, dated as of June 25, 2020, to the Amended and Restated Investment Agreement, dated as of June 9, 2020, by and among Albertsons Companies, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.3 Amended and Restated Real Estate Agreement by and between ACI Real Estate Company LLC and AL RE Investor Holdings, LLC, dated June 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.4 Unitary Master Sublease between ACI Real Estate Company LLC, as Landlord, and the entities set forth therein, as Tenant, dated June 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.5 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on March 6, 2020)

10.6 Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 18, 2020)

10.7 Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-236956) filed with the SEC on June 10, 2020)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

EXHIBIT 101.SCH - Inline XBRL Taxonomy Extension Schema Document

EXHIBIT 101.CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT 104 - Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, Inc. (Registrant)

Date:	August 4, 2020	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)