Form 10-K/A
period 2020-02-29
Albertsons Companies, Inc.
filed 2020-08-10
CIK 1646972

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (Note: The registrant was a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 prior to June 26, 2020. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 13, 2020, the registrant had 580,638,489 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

Albertsons Companies, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K (this "Amendment") for the fiscal year ended February 29, 2020, which was originally filed with the Securities and Exchange Commission ("SEC") on May 13, 2020 (the "Original Filing"), in order to reflect where appropriate, a 2.072-for-1 forward stock split of the Company's common stock which was approved and effected on June 18, 2020 (the "Stock Split"). This Amendment makes certain updates and revisions to the cover page, Part II, "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Item 8. Financial Statements and Supplementary Data" and Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" of the Original Filing to give effect to the Stock Split by retroactively adjusting all information related to the Company's common stock and per common share amounts for all periods presented.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, "Item 15. Exhibits, Financial Statement Schedules" hereof.

Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.

This Amendment should be read in conjunction with the Original Filing.

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

/s/ Deloitte & Touche LLP
Boise, Idaho
May 5, 2020 (June 18, 2020 as to the effect of the stock split described in Note 17)

We have served as the Company's auditor since 2006.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 29, 2020	February 23, 2019
ASSETS
Current assets
Cash and cash equivalents	$470.7	$926.1
Receivables, net	525.3	586.2
Inventories, net	4,352.5	4,332.8
Prepaid assets	255.0	316.2
Other current assets	127.8	88.7
Total current assets	5,731.3	6,250.0

Property and equipment, net	9,211.9	9,861.3
Operating lease right-of-use assets	5,867.4	—
Intangible assets, net	2,087.2	2,834.5
Goodwill	1,183.3	1,183.3
Other assets	654.0	647.5
TOTAL ASSETS	$24,735.1	$20,776.6

LIABILITIES
Current liabilities
Accounts payable	$2,891.1	$2,918.7
Accrued salaries and wages	1,126.0	1,054.7
Current maturities of long-term debt and finance lease obligations	221.4	148.8
Current operating lease obligations	563.1	—
Current portion of self-insurance liability	308.9	306.8
Taxes other than income taxes	318.1	309.0
Other current liabilities	475.7	414.7
Total current liabilities	5,904.3	5,152.7

Long-term debt and finance lease obligations	8,493.3	10,437.6
Long-term operating lease obligations	5,402.8	—
Deferred income taxes	613.8	561.4
Long-term self-insurance liability	838.5	839.5
Other long-term liabilities	1,204.3	2,334.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 30,000,000 shares authorized, no shares issued and outstanding as of February 29, 2020 and February 23, 2019, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 579,325,630 and 575,771,525 shares issued and outstanding as of February 29, 2020 and February 23, 2019, respectively	5.8	5.8
Additional paid-in capital	1,824.3	1,811.2
Treasury stock, at cost, 3,671,621 shares held as of February 29, 2020 and February 23, 2019, respectively	(25.8)	(25.8)
Accumulated other comprehensive (loss) income	(118.5)	91.3
Retained earnings (accumulated deficit)	592.3	(431.8)
Total stockholders' equity	2,278.1	1,450.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,735.1	$20,776.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)

	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019	52 weeks ended February 24, 2018
Net sales and other revenue	$62,455.1	$60,534.5	$59,924.6
Cost of sales	44,860.9	43,639.9	43,563.5
Gross profit	17,594.2	16,894.6	16,361.1

Selling and administrative expenses	16,641.9	16,272.3	16,208.7
(Gain) loss on property dispositions and impairment losses, net	(484.8)	(165.0)	66.7
Goodwill impairment	—	—	142.3
Operating income (loss)	1,437.1	787.3	(56.6)

Interest expense, net	698.0	830.8	874.8
Loss (gain) on debt extinguishment	111.4	8.7	(4.7)
Other expense (income), net	28.5	(104.4)	(9.2)
Income (loss) before income taxes	599.2	52.2	(917.5)

Income tax expense (benefit)	132.8	(78.9)	(963.8)
Net income	$466.4	$131.1	$46.3

Other comprehensive income (loss), net of tax:
(Loss) gain on interest rate swaps	(3.4)	(15.5)	47.0
Recognition of pension (loss) gain	(210.5)	(83.1)	92.2
Foreign currency translation adjustment	0.3	(0.3)	65.0
Other	3.8	(0.9)	(0.3)
Other comprehensive (loss) income	$(209.8)	$(99.8)	$203.9

Comprehensive income	$256.6	$31.3	$250.2

Net income per common share:
Basic net income per common share	$0.80	$0.23	$0.08
Diluted net income per common share	0.80	0.23	0.08
Weighted average common shares outstanding:
Basic	579.4	580.5	579.5
Diluted	580.3	580.7	579.5

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

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' / Member Equity
(in millions, except share data)

	Albertsons Companies, LLC			Albertsons Companies, Inc.
	Member investment	Accumulated other comprehensive income (loss)	(Accumulated deficit) / Retained earnings	Common Stock		Additional paid in capital	Treasury Stock	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders' / member equity
				Shares	Amount
Balance as of February 25, 2017	$1,999.3	$(12.8)	$(615.3)	—	$—	$—	$—	$—	$—	$1,371.2
Equity-based compensation prior to Reorganization Transactions	24.6	—	—	—	—	—	—	—	—	24.6
Employee tax withholding on vesting of phantom units prior to Reorganization Transactions	(17.4)	—	—	—	—	—	—	—	—	(17.4)
Member distribution	(250.0)	—	—	—	—	—	—	—	—	(250.0)
Other member activity	(1.6)	—	—	—	—	—	—	—	—	(1.6)
Net loss prior to Reorganization Transactions	—	—	(342.0)	—	—	—	—	—	—	(342.0)
Other comprehensive income, net of tax prior to Reorganization Transactions	—	39.3	—	—	—	—	—	—	—	39.3
Reorganization Transactions	(1,754.9)	(26.5)	957.3	579,443,146	5.8	1,749.1	—	26.5	(957.3)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	—	21.3	—	—	—	21.3
Employee tax withholding on vesting of phantom units after Reorganization Transactions	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income after Reorganization Transactions	—	—	—	—	—	—	—	—	388.3	388.3
Other comprehensive income, net of tax after Reorganization Transactions	—	—	—	—	—	—	—	164.6	—	164.6
Balance as of February 24, 2018	—	—	—	579,443,146	5.8	1,770.3	—	191.1	(569.0)	1,398.2
Equity-based compensation	—	—	—	—	—	47.7	—	—	—	47.7
Employee tax withholding on vesting of phantom units	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Treasury stock purchases, at cost	—	—	—	(3,671,621)	—	—	(25.8)	—	—	(25.8)
Reorganization Transactions	—	—	—	—	—	13.1	—	—	—	13.1
Other activity	—	—	—	—	—	(4.6)	—	—	6.1	1.5
Net income	—	—	—	—	—	—	—	—	131.1	131.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(99.8)	—	(99.8)
Balance as of February 23, 2019	—	—	—	575,771,525	5.8	1,811.2	(25.8)	91.3	(431.8)	1,450.7
Issuance of common stock to Company's parents	—	—	—	3,554,105	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	32.8	—	—	—	32.8
Employee tax withholding on vesting of phantom units	—	—	—	—	—	(18.8)	—	—	—	(18.8)
Adoption of new accounting standards, net of tax	—	—	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	—	—	466.4	466.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(226.4)	—	(226.4)
Other activity	—	—	—	—	—	(0.9)	—	—	(0.3)	(1.2)
Balance as of February 29, 2020	$—	$—	$—	579,325,630	$5.8	$1,824.3	$(25.8)	$(118.5)	$592.3	$2,278.1

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

Treasury Stock
During fiscal 2018, the Company repurchased 3,671,621 shares of common stock allocable to certain current and former members of management (the "management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third-party financial institution. As there is no current active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the management holders.
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

The components of basic and diluted net income per common share were as follows (in millions, except per share data):

	Fiscal 2019	Fiscal 2018	Fiscal 2017

Net Income	$466.4	$131.1	$46.3
Weighted average common shares outstanding (1)	579.4	580.5	579.5
Dilutive effect of potential common shares (2)	0.9	0.2	—
Weighted average common shares and potential dilutive common shares outstanding	580.3	580.7	579.5

Basic net income per common share	$0.80	$0.23	$0.08
Diluted net income per common share	0.80	0.23	0.08

(1) Fiscal 2019 and fiscal 2018 include 1.3 million and 1.9 million common shares remaining to be issued, respectively. For fiscal 2017, there were no common shares remaining to be issued.
(2) There were no potential common shares outstanding that were antidilutive for fiscal 2019 and fiscal 2018. For fiscal 2017, there were 2.6 million potential common shares excluded from the diluted net income per share calculations because they would have been antidilutive.

NOTE 16 - QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature and are necessary for a fair statement of the results for the interim periods presented (in millions):

	Fiscal 2019
	53 Weeks	Last 13 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$62,455.1	$15,436.8	$14,103.2	$14,176.7	$18,738.4
Gross profit	17,594.2	4,418.0	3,995.1	3,941.5	5,239.6
Operating income	1,437.1	326.6	206.6	582.4	321.5
Income before income taxes	599.2	90.1	67.7	376.7	64.7
Income tax expense	132.8	22.3	12.9	81.9	15.7
Net income	$466.4	$67.8	$54.8	$294.8	$49.0
Basic and diluted net income per common share	$0.80	$0.12	$0.09	$0.51	$0.08

Net income for the second quarter of fiscal 2019 includes the Company's $463.6 million net gain related to three separate sale leaseback transactions, which is included as a component of (Gain) loss on property dispositions and impairment losses, net.

	Fiscal 2018
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$60,534.5	$14,016.6	$13,840.4	$14,024.1	$18,653.4
Gross profit	16,894.6	4,058.7	3,852.4	3,812.8	5,170.7
Operating income	787.3	288.4	174.4	131.4	193.1
Income (loss) before income taxes	52.2	137.0	(19.8)	(44.3)	(20.7)
Income tax (benefit) expense	(78.9)	1.4	(65.4)	(11.9)	(3.0)
Net income (loss)	$131.1	$135.6	$45.6	$(32.4)	$(17.7)
Basic and diluted net income (loss) per common share	$0.23	$0.23	$0.08	$(0.06)	$(0.03)

Net income for the third quarter of fiscal 2018 includes the Company's provisional SAB 118 adjustment of $60.3 million related to the Tax Cuts and Jobs Act (the "Tax Act"). Net income for the second quarter of fiscal 2018 includes the Company's $135.8 million net gain on property dispositions and impairment losses.

NOTE 17 - STOCK SPLIT

On June 18, 2020, the Company’s board of directors approved, and the Company effected, a 2.072-for-1 stock split of its common stock, without any change in the total shares authorized or the par value per share. All information related to the Company’s common stock and per common share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the 2.072-for-1 stock split.

PART III

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters
The following table sets forth certain information, as of May 13, 2020, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and NEO; and (iii) all executive officers and directors as a group. Beneficial ownership is calculated based on 580,638,489 shares of common stock issued and outstanding as of May 13, 2020. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of May 13, 2020 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders:
Albertsons Investor Holdings LLC (1)	523,720,498	90.2%
KIM ACI, LLC (2)	56,917,991	9.8%

Directors:
Robert G. Miller	—	—%
Dean S. Adler	—	—%
Sharon L. Allen	—	—%
Steven A. Davis	—	—%
Kim Fennebresque	—	—%
Allen M. Gibson	—	—%
Hersch Klaff	—	—%
Leonard Laufer	—	—%
Alan H. Schumacher	—	—%
Jay L. Schottenstein	—	—%
Lenard B. Tessler	—	—%
B. Kevin Turner	—	—%
Scott Wille	—	—%

Named Executive Officers:
Vivek Sankaran	—	—%
James L. Donald	—	—%
Robert B. Dimond	—	—%
Susan Morris	—	—%
Christine Rupp	—	—%
Michael Theilmann	—	—%
Shane Sampson	—	—%
All directors and executive officers as a group (23 Persons)	—	—%

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

During fiscal 2018, the Company repurchased 3,671,621 shares of common stock allocable to certain current and former members of management (the "management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third-party financial institution. As there is no current active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the management holders.

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)3.&(b)	Exhibits:

Exhibit No.	Description	Filer	Date Filed	Form	Exhibit No.
31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
32.2	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Albertsons Companies, Inc.	*	*	*
101.INS	Inline XBRL Instance Document	Albertsons Companies, Inc.	*	*	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Albertsons Companies, Inc.	*	*	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Albertsons Companies, Inc.	*	*	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Albertsons Companies, Inc.	*	*	*
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Albertsons Companies, Inc.	*	*	*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	August 7, 2020	By:	/s/ Vivek Sankaran
	Name:		Vivek Sankaran
	Title:		President, Chief Executive Officer and Director (Principal Executive Officer)