Form 10-Q
period 2020-09-12
Albertsons Companies, Inc.
filed 2020-10-21
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 12, 2020
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 20, 2020, the registrant had 472,652,815 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 12, 2020	February 29, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,389.6	$470.7
Receivables, net	547.1	525.3
Inventories, net	4,267.1	4,352.5
Other current assets	374.8	382.8
Total current assets	7,578.6	5,731.3

Property and equipment, net	9,110.0	9,211.9
Operating lease right-of-use assets	5,769.2	5,867.4
Intangible assets, net	2,077.8	2,087.2
Goodwill	1,183.3	1,183.3
Other assets	750.7	654.0
TOTAL ASSETS	$26,469.6	$24,735.1

LIABILITIES
Current liabilities
Accounts payable	$3,389.8	$2,891.1
Accrued salaries and wages	1,280.3	1,126.0
Current maturities of long-term debt and finance lease obligations	331.6	221.4
Current maturities of operating lease obligations	577.8	563.1
Other current liabilities	1,148.2	1,102.7
Total current liabilities	6,727.7	5,904.3

Long-term debt and finance lease obligations	8,460.0	8,493.3
Long-term operating lease obligations	5,385.0	5,402.8
Deferred income taxes	563.8	613.8
Other long-term liabilities	2,232.4	2,042.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of September 12, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	844.3	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of September 12, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	754.8	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of September 12, 2020 and 30,000,000 shares authorized, no shares issued as of February 29, 2020	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 584,332,211 and 582,997,251 shares issued as of September 12, 2020 and February 29, 2020, respectively	5.8	5.8
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of September 12, 2020 and no shares authorized and issued as of February 29, 2020	—	—
Additional paid-in capital	1,875.8	1,824.3
Treasury stock, at cost, 105,283,357 shares held as of September 12, 2020 and 3,671,621 shares held as of February 29, 2020	(1,705.8)	(25.8)
Accumulated other comprehensive loss	(106.4)	(118.5)
Retained earnings	1,432.2	592.3
Total stockholders' equity	1,501.6	2,278.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,469.6	$24,735.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Net sales and other revenue	$15,757.6	$14,176.7	$38,509.2	$32,915.1
Cost of sales	11,182.7	10,235.2	27,162.8	23,734.0
Gross profit	4,574.9	3,941.5	11,346.4	9,181.1

Selling and administrative expenses	4,031.2	3,794.6	9,800.6	8,741.2
(Gain) loss on property dispositions and impairment losses, net	(18.3)	(435.5)	12.0	(464.0)
Operating income	562.0	582.4	1,533.8	903.9

Interest expense, net	128.6	177.5	309.2	402.7
Loss on debt extinguishment	49.1	23.1	49.1	65.8
Other (income) expense, net	(11.4)	5.1	(8.3)	(6.0)
Income before income taxes	395.7	376.7	1,183.8	441.4

Income tax expense	111.2	81.9	313.1	97.6
Net income	$284.5	$294.8	$870.7	$343.8

Other comprehensive income (loss), net of tax
Loss on interest rate swaps	—	(11.3)	—	(38.3)
Recognition of pension gain	10.1	0.7	10.9	24.1
Other	0.3	1.3	1.2	3.0
Other comprehensive income (loss)	$10.4	$(9.3)	$12.1	$(11.2)

Comprehensive income	$294.9	$285.5	$882.8	$332.6

Net income per Class A common share
Basic net income per Class A common share	$0.52	$0.51	$1.57	$0.59
Diluted net income per Class A common share	0.49	0.51	1.49	0.59
Weighted average Class A common shares outstanding
Basic	477.3	579.3	529.2	579.3
Diluted	582.9	580.6	583.3	580.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 12, 2020	September 7, 2019
Cash flows from operating activities:
Net income	$870.7	$343.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	12.0	(464.0)
Depreciation and amortization	808.8	897.6
Operating lease right-of-use assets amortization	309.3	288.4
LIFO expense	23.2	16.3
Deferred income tax	2.8	(14.4)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(68.9)	(12.0)
Loss on interest rate swaps and commodity hedges, net	25.9	0.3
Amortization and write-off of deferred financing costs	11.2	26.1
Loss on debt extinguishment	49.1	65.8
Equity-based compensation expense	28.3	17.6
Other	(28.7)	19.6
Changes in operating assets and liabilities:
Receivables, net	(21.7)	67.4
Inventories, net	62.2	(23.8)
Accounts payable, accrued salaries and wages and other accrued liabilities	585.4	86.8
Operating lease liabilities	(228.4)	(267.9)
Self-insurance assets and liabilities	24.2	6.1
Other operating assets and liabilities	255.4	31.1
Net cash provided by operating activities	2,720.8	1,084.8

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(702.9)	(716.3)
Proceeds from sale of assets	20.6	1,029.5
Other	(4.8)	(5.5)
Net cash (used in) provided by investing activities	(687.1)	307.7

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,500.0	750.0
Payments on long-term borrowings	(3,388.5)	(2,558.4)
Payments of obligations under finance leases	(32.9)	(56.1)
Payment of redemption premium on debt extinguishment	(41.4)	—
Payments for debt financing costs	(15.6)	(14.9)
Proceeds from convertible preferred stock	1,680.0	—
Third party issuance costs on convertible preferred stock	(80.9)	—
Treasury stock purchase, at cost	(1,680.0)	—
Other	(21.4)	(16.1)
Net cash used in financing activities	(80.7)	(1,895.5)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,953.0	(503.0)
Cash and cash equivalents and restricted cash at beginning of period	478.9	967.7
Cash and cash equivalents and restricted cash at end of period	$2,431.9	$464.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of phantom units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	5.8	1,837.1	105,283,357	(1,705.8)	(116.8)	1,174.6	1,194.9
Equity-based compensation	—	—	9.3	—	—	—	—	9.3
Shares issued and employee tax withholding on vesting of restricted stock	22,101	—	(0.5)	—	—	—	—	(0.5)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(26.9)	(26.9)
Net income	—	—	—	—	—	—	284.5	284.5
Other comprehensive income, net of tax	—	—	—	—	—	10.4	—	10.4
Other activity	—	—	(0.1)	—	—	—	—	(0.1)
Balance as of September 12, 2020	584,332,211	$5.8	$1,875.8	105,283,357	$(1,705.8)	$(106.4)	$1,432.2	$1,501.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 23, 2019	579,443,146	$5.8	$1,811.2	3,671,621	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	579,443,146	5.8	$1,810.1	3,671,621	$(25.8)	$89.4	174.9	2,054.4
Equity-based compensation	—	—	6.5	—	—	—	—	6.5
Employee tax withholding on vesting of phantom units	—	—	(0.9)	—	—	—	—	(0.9)
Net income	—	—	—	—	—	—	294.8	294.8
Other comprehensive loss, net of tax	—	—	—	—	—	(9.3)	—	(9.3)
Balance as of September 7, 2019	579,443,146	$5.8	$1,815.7	3,671,621	$(25.8)	$80.1	$469.7	$2,345.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 29, 2020 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 29, 2020, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Prospectus dated June 25, 2020 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company's Registration Statement on Form S-1 (File No. 333-236956). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 12, 2020 and September 7, 2019.
Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $42.3 million and $8.2 million of restricted cash as of September 12, 2020 and February 29, 2020, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $10.1 million and $5.8 million for the 12 weeks ended September 12, 2020 and September 7, 2019, respectively, and $23.2 million and $16.3 million for the 28 weeks ended September 12, 2020 and September 7, 2019, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"), which was previously named the "Albertsons Companies, Inc. Phantom Unit Plan" (the "Phantom Unit Plan"). Prior to being amended and restated on June 9, 2020, the Phantom Unit Plan provided for grants of "Phantom Units" to certain employees, directors and consultants. Each Phantom Unit provided a participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). Upon the amendment and restatement of the Phantom Unit Plan as the Restricted Stock Unit Plan, all outstanding Phantom Units were converted into 11.3 million restricted stock units of the Company ("Restricted Stock Units" or "RSUs"), including 1.9 million performance-based RSUs that were not deemed granted for accounting purposes, under the Restricted Stock Unit Plan, subject to substantially identical terms and conditions as applied prior to the conversion. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion. Upon vesting, an award of Restricted Stock Units will be settled in shares of the Company's common stock. Equity-based compensation expense related to these awards recognized by the Company was $8.0 million and $5.6 million for the 12 weeks ended September 12, 2020 and September 7, 2019, respectively. For the 28 weeks ended September 12, 2020 and September 7, 2019, equity-based compensation expense recognized by the Company related to these awards was $25.8 million and $15.5 million, respectively. The Company recorded an income tax benefit of $2.0 million and $1.5 million for the 12 weeks ended September 12, 2020 and September 7, 2019, respectively. For the 28 weeks ended September 12, 2020 and September 7, 2019, the Company recorded an income tax benefit of $6.6 million and $4.1 million, respectively. As of September 12, 2020, there was $98.8 million of unrecognized costs related to 9.8 million unvested RSUs deemed granted for accounting purposes. That cost is expected to be recognized over a weighted average period of 2.16 years.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests generally vest over five years, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. On June 30, 2020, upon consummation of the Company's initial public offering ("IPO"), the unvested direct equity interests in each of the Company's parents converted into 1.7 million shares of restricted common stock of the Company ("RSAs"), including 0.6 million performance-based RSAs that are not deemed granted for accounting purposes. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion. For the 12 weeks ended September 12, 2020 and September 7, 2019, equity-based compensation expense recognized by the Company related to these RSAs was $1.3 million and $0.9 million, respectively. For the 28 weeks ended September 12, 2020 and September 7, 2019, equity-based compensation expense recognized by the Company related to these RSAs was $2.5 million and $2.1 million, respectively. As of September 12, 2020, there was $8.7 million of unrecognized costs related to 1.1 million RSAs deemed granted for accounting purposes. That cost is expected to be recognized over a weighted average period of 2.77 years.

Treasury stock: On June 9, 2020, the Company used $1,680.0 million, an amount equal to the proceeds from the sale and issuance of the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible Preferred Stock"), to repurchase 101,611,736 shares of Class A common stock from the Company's parents (the "June 2020 Repurchase"). The shares are classified as treasury stock on the Condensed Consolidated Balance Sheets. The proceeds received by the Company's parents from the June 2020 Repurchase were distributed to their members, which include the Company's sponsors and current and former members of management.

On September 14, 2020, subsequent to the end of the second quarter of fiscal 2020, the Company entered into a stock repurchase agreement with a stockholder pursuant to which the Company repurchased 6,837,970 shares of its Class A common stock held by the stockholder at $12.00 per share. The stockholder was subject to a court-mandated wind-down and a court-appointed receiver was directed to liquidate the stockholder's assets. The price was agreed to between the Company and the receiver (on behalf of the stockholder). In establishing the price, the parties took into account, among many other factors that they each deemed relevant, an applicable discount related to the selling restrictions that a third-party buyer would have had if such third-party buyer purchased the shares, including relevant lock-up agreements.

Income taxes: Income tax expense was $111.2 million, representing a 28.1% effective tax rate, for the 12 weeks ended September 12, 2020. Income tax expense was $81.9 million, representing a 21.7% effective tax rate for the 12 weeks ended September 7, 2019. Income tax expense was $313.1 million, representing a 26.4% effective tax rate, for the 28 weeks ended September 12, 2020. Income tax expense was $97.6 million, representing a 22.1% effective tax rate, for the 28 weeks ended September 7, 2019. The increase in the Company's effective tax rate for the 12 and 28 weeks ended September 12, 2020 is primarily due to certain nondeductible transaction-related costs incurred during the 12 and 28 weeks ended September 12, 2020.

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through eCommerce channels. The Company's operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 12 operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers through its stores and eCommerce channels the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $259.2 million and $218.5 million as of September 12, 2020 and February 29, 2020, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 12, 2020 and February 29, 2020.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $59.9 million as of September 12, 2020 and $52.2 million as of February 29, 2020. Breakage amounts were immaterial for the 12 and 28 weeks ended September 12, 2020 and September 7, 2019, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				28 weeks ended
	September 12, 2020		September 7, 2019		September 12, 2020		September 7, 2019
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$7,126.6	45.2%	$6,172.0	43.5%	$17,910.4	46.5%	$14,194.2	43.1%
Perishables (3)	6,654.1	42.2	5,844.6	41.2	16,209.7	42.1	13,656.2	41.5
Pharmacy	1,171.8	7.5	1,156.5	8.2	2,726.7	7.1	2,729.7	8.3
Fuel	570.8	3.6	793.2	5.6	1,160.0	3.0	1,869.7	5.7
Other (4)	234.3	1.5	210.4	1.5	502.4	1.3	465.3	1.4
Net sales and other revenue	$15,757.6	100.0%	$14,176.7	100.0%	$38,509.2	100.0%	$32,915.1	100.0%
(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

CARES Act: The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company's Consolidated Financial Statements. Specifically, as it relates to the Company, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the 28 weeks ended September 12, 2020, the Company deferred approximately $270 million of the employer-paid portion of social security taxes, which is included in Other long-term liabilities. The CARES Act also includes a technical correction to permit 100% bonus depreciation of eligible qualified improvement property. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Recently issued accounting standards: In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will take effect for public entities for annual reporting periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

In June 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of September 12, 2020 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$11.7	$3.9	$7.8	$—
Non-current investments (2)	85.7	22.1	63.6	—
Total	$97.4	$26.0	$71.4	$—

Liabilities:
Derivative contracts (3)	$68.9	$—	$68.9	$—
Total	$68.9	$—	$68.9	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 12, 2020, the fair value of total debt was $8,662.3 million compared to the carrying value of $8,273.8 million, excluding debt discounts and deferred financing costs. As of February 29, 2020, the fair value of total debt was $8,486.2 million compared to the carrying value of $8,162.2 million, excluding debt discounts and deferred financing costs.

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
NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's Swaps as of September 12, 2020 and February 29, 2020 were $2,023.0 million, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps consisted of the following (in millions):

	12 weeks ended
	September 12, 2020	September 7, 2019	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(0.4)	$—	Other (income) expense, net
Loss on designated portion of interest rate swaps	$—	$(11.3)	Other comprehensive income (loss), net of tax

	28 weeks ended
	September 12, 2020	September 7, 2019	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(19.4)	$—	Other (income) expense, net
Loss on designated portion of interest rate swaps	$—	$(38.3)	Other comprehensive income (loss), net of tax

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 12, 2020 and February 29, 2020, net of unamortized debt discounts of $40.0 million and $41.3 million, respectively, and deferred financing costs of $74.8 million and $72.9 million, respectively, consisted of the following (in millions):

	September 12, 2020	February 29, 2020
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$7,132.1	$6,884.5
Safeway Inc. Notes due 2021 to 2031, interest rate range of 4.75% to 7.45%	504.2	642.1
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	467.7	466.0
Other financing obligations	37.1	37.2
Mortgage notes payable, secured	17.9	18.2
Finance lease obligations	632.6	666.7
Total debt	8,791.6	8,714.7
Less current maturities	(331.6)	(221.4)
Long-term portion	$8,460.0	$8,493.3

Senior Unsecured Notes

On August 31, 2020, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 3.250% Senior Unsecured Notes which will mature on March 15, 2026 (the "2026 Notes") and $750.0 million in aggregate principal amount of 3.500% Senior Unsecured Notes which will mature on March 15, 2029 (the "2029 Notes" and together with the 2026 Notes, the "New Notes"). Interest on the New Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021. The New Notes have not been and will not be registered with the SEC. The New Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such New Notes. On September 11, 2020, proceeds from the New Notes, together with approximately $60 million cash on hand, were used to fully redeem the $1,250.0 million in aggregate principal amount outstanding of the Company's 6.625% Senior Unsecured Notes due 2024 (the "2024 Redemption"). In connection with the 2024 Redemption, the Company paid an associated redemption premium of $41.4 million. The Company recorded a $49.1 million loss on debt extinguishment related to the 2024 Redemption, comprised of the $41.4 million redemption premium and $7.7 million write-off of deferred financings costs.

On September 16, 2020, subsequent to the end of the second quarter of fiscal 2020, the remaining proceeds were used to fund the partial redemption of $250.0 million of the $1,250.0 million in aggregate principal amount outstanding of the Company's 5.75% Senior Unsecured Notes due 2025.

Safeway Notes

The Company repaid the remaining $136.8 million in aggregate principal amount of Safeway Inc.'s ("Safeway") 3.95% Notes due 2020 on their maturity date, August 15, 2020.

ABL Facility

As of September 12, 2020 and February 29, 2020, there were no amounts outstanding under the Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $367.3 million and $454.5 million, respectively.
NOTE 5 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 common stock ("Class A-1 common stock" and together with the Class A common stock, the "Common Stock"). As of September 12, 2020, there were 584,332,211 shares of Class A common stock and 479,048,854 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 29, 2020, there were 582,997,251 shares of Class A common stock and 579,325,630 shares of Class A common stock issued and outstanding, respectively. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

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

In connection with the IPO, the Company established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Common Stock in an annual amount equal to $0.400 per common share. On October 14, 2020, the Company announced the first quarterly dividend payment of $0.100 per common share to be paid on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020.

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
Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares were designated Series A preferred stock and 1,410,000 shares were designated Series A-1 preferred stock. On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1.68 billion from the sale and issuance of the Convertible Preferred Stock which has an aggregate liquidation preference of $1.75 billion.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020, the Company declared a quarterly cash dividend of $36.4 million to holders of the Convertible Preferred Stock, which was paid on September 30, 2020.

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
NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Estimated return on plan assets	$(23.7)	$(25.3)	$—	$—
Service cost	3.5	3.4	—	0.1
Interest cost	12.6	18.6	0.1	0.2
Amortization of prior service cost	—	0.1	0.4	0.9
Amortization of net actuarial loss (gain)	0.5	0.1	(0.1)	(0.2)
Settlement charge	3.0	—	—	—
(Income) expense, net	$(4.1)	$(3.1)	$0.4	$1.0

	28 weeks ended
	Pension		Other post-retirement benefits
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Estimated return on plan assets	$(55.2)	$(59.2)	$—	$—
Service cost	8.3	7.9	—	0.3
Interest cost	29.2	43.4	0.2	0.4
Amortization of prior service cost	0.1	0.2	1.0	2.0
Amortization of net actuarial loss (gain)	1.1	0.3	(0.3)	(0.3)
Settlement charge	3.0	—	—	—
(Income) expense, net	$(13.5)	$(7.4)	$0.9	$2.4

The Company contributed $1.7 million and $56.3 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 12, 2020, respectively. For the 12 and 28 weeks ended September 7, 2019, the Company contributed $1.8 million and $7.0 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $6.1 million to these plans for the remainder of fiscal 2020.

Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $16.3 million and $14.0 million for the 12 weeks ended September 12, 2020 and September 7, 2019, respectively. For the 28 weeks ended September 12, 2020 and September 7, 2019, total contributions expensed were $38.1 million and $32.6 million, respectively.
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

On March 5, 2020, the Company agreed with the two applicable local unions to new collective bargaining agreements pursuant to which the Company contributes to FELRA and MAP. In connection with these agreements, to address the pending insolvency of FELRA, the Company and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA ("Combined Plan"). Immediately after the formation, the Combined Plan will terminate and the Company will be required to annually pay $23.2 million to the Combined Plan for the next 25 years. Immediately after the combination, the Company will receive a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the Pension Benefit Guaranty Corporation ("PBGC"). This payment will replace the Company's current annual contribution to both MAP and FELRA, which was a combined $26.2 million in fiscal 2019. In addition to the $23.2 million annual payment, the Company will begin to contribute to a new multiemployer pension plan. This new multiemployer plan will be limited to providing benefits to participants in MAP and FELRA in excess of the benefits the PBGC insures under law.

Furthermore, upon formation of the Combined Plan, the Company will establish and contribute to a new variable defined benefit plan that will provide benefits to participants for future services. These agreements are subject to approval by the PBGC, and the Company is in discussions with the local unions, the largest contributing employer and the PBGC with respect to these other plans and the Combined Plan. It is possible some provisions of the Company's agreements with the local unions may change as a result of negotiations with the PBGC. The Company expects to reach final agreements on formation of the Combined Plan by no later than December 31, 2020. Under the terms of the new collective bargaining agreements, the Company will continue to contribute to FELRA and MAP under the same terms of the previous collective bargaining agreements until approval by the PBGC and formation of the Combined Plan. The Company is currently evaluating the effect of these new agreements on its Consolidated Financial Statements and preliminarily expects to record a material increase to its pension-related liabilities with a corresponding non-cash charge to pension expense upon approval by the PBGC.

On July 21, 2020, the Company announced that it had entered into a tentative agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and nine UFCW local unions have entered into a Memorandum of Understanding ("MOU") that will permit the withdrawal and establish a single employer Variable Annuity Pension Plan (the "VAPP"), effective as of July 1, 2020, providing for future security and service benefits for the Company's associates. These agreements will become effective only if the MOU is ratified by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund also are ratified. After ratification, the Company will pay an aggregate of approximately $286 million to the National Fund, which will be in full satisfaction of the Company's withdrawal liability amount or mass withdrawal liability amount, by June 30, 2023. The Company will pay this amount in three or four installments over the next three years, any portion of which may be prepaid, in whole or in part. Within 30 days of the establishment of the VAPP, the Company will pre-fund a transition reserve to support certain grandfathered participants by making a payment of approximately $8 to $9 million. The Company expects to incur a pre-tax charge of approximately $286 million (or $213 million on an after-tax basis) to record the withdrawal liability for these benefits earned for prior service. This charge is expected to be recorded upon ratification of the agreement, which the Company expects to be in the third quarter of fiscal 2020.
NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $40.1 million as of September 12, 2020 and $90.3 million as of February 29, 2020, respectively.

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

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the Court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The Court issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and plaintiffs submitted an amended motion for preliminary approval. On September 8, 2020, the Court granted plaintiffs' amended motion, and the matter has been set for a final approval hearing on April 26, 2021. The Company has recorded an estimated liability for these matters.

False Claims Act: Two qui tam actions alleging violations of the FCA have been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the U.S. District Court for the Central District of Illinois, the relator alleges that Safeway overcharged government healthcare programs by not providing the government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. That motion is fully briefed and awaiting a decision.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. The appeal is now pending in the Seventh Circuit, and the relators will file their opening appellate brief on September 30, 2020.

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

California Air Resources Board: Upon the inspection by the California Air Resources Board ("CARB") of several of the Company's stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California. In connection with this evaluation, the Company retained a third party to conduct an audit and correct deficiencies identified across its California store base. The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. CARB has made an opening demand regarding potential fines and penalties. The parties are in negotiations to reach a settlement. The Company has recorded an estimated liability for this matter.

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
NOTE 8 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to the stockholders. Generally, for the Company, total comprehensive income or loss equals net income plus or minus adjustments for pension and other post-retirement liabilities and interest rate swaps. Total comprehensive earnings represent the activity for a period net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 12, 2020
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$—	$(121.7)	$3.2
Other comprehensive income before reclassifications	11.1	—	9.6	1.5
Amounts reclassified from accumulated other comprehensive income	4.9	—	4.9	—
Tax expense	(3.9)	—	(3.6)	(0.3)
Current-period other comprehensive income, net of tax	12.1	—	10.9	1.2
Ending balance	$(106.4)	$—	$(110.8)	$4.4

	28 weeks ended September 7, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change (1)	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(36.7)	(50.3)	10.2	3.4
Amounts reclassified from accumulated other comprehensive income	(1.0)	(3.2)	2.2	—
Tax benefit (expense)	9.9	14.0	(3.2)	(0.9)
Current-period other comprehensive (loss) income, net of tax	(11.2)	(38.3)	24.1	3.0
Ending balance	$80.1	$(34.9)	$112.9	$2.1
(1) Related to the fiscal 2019 adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".
NOTE 9 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units and awards and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Basic net income per Class A common share
Net income	$284.5	$294.8	$870.7	$343.8
Accrued dividends on Convertible Preferred Stock	(26.9)	—	(30.8)	—
Earnings allocated to Convertible Preferred Stock	(9.0)	—	(9.0)	—
Net income allocated to Class A common stockholders - Basic	$248.6	$294.8	$830.9	$343.8

Weighted average Class A common shares outstanding - Basic (1)	477.3	579.3	529.2	579.3

Basic net income per Class A common share	$0.52	$0.51	$1.57	$0.59

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$248.6	$294.8	$830.9	$343.8
Accrued dividends on Convertible Preferred Stock	26.9	—	30.8	—
Earnings allocated to Convertible Preferred Stock	9.0	—	9.0	—
Net income allocated to Class A common stockholders - Diluted	$284.5	$294.8	$870.7	$343.8

Weighted average Class A common shares outstanding - Basic (1)	477.3	579.3	529.2	579.3
Dilutive effect of:
Restricted stock units and awards	4.0	1.3	4.3	0.7
Convertible preferred stock (2)	101.6	—	49.8	—
Weighted average Class A common shares outstanding - Diluted (3)	582.9	580.6	583.3	580.0

Diluted net income per Class A common share	$0.49	$0.51	$1.49	$0.59
(1) There were 0.4 million common shares remaining to be issued for the 12 and 28 weeks ended September 12, 2020, compared to 3.6 million common shares remaining to be issued for the 12 and 28 weeks ended September 7, 2019, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into Common Stock for the period outstanding.
(3) There were no potential common shares outstanding that were antidilutive for the 12 and 28 weeks ended September 12, 2020 and September 7, 2019.

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
COVID-19
We continue to experience significant increases in demand in stores as people have adjusted to the new circumstances resulting from the COVID-19 pandemic. There also continues to be a substantial increase in customer demand and engagement with our eCommerce offerings as a result of the pandemic, including both home delivery and our Drive Up & Go curbside pickup. We have responded to this increased demand for our eCommerce offerings by hiring additional pickers and drivers, retaining additional third-party service providers and expanding our Drive Up & Go offerings.

Responding to the pandemic has also significantly increased our expenses. We continue to clean and disinfect all departments, restrooms, and other high-touch points of our stores often, including check stands and service counters, and hourly disinfecting of high-touch areas. This is in addition to our rigorous food safety and sanitation programs that were already in place. From March 2020 to June 2020, we instituted associate appreciation awards in recognition of their significant efforts. We also have contributed $53 million to hunger relief to help feed families in need during the COVID-19 pandemic and ensure that they get the food they need.

Most of the states in which we operate have anti-price gouging statutes, which place limits on our ability to increase prices after an officially declared emergency. Certain state governors declared an emergency near the outset of the COVID-19 pandemic, thus triggering the application of anti-price gouging statutes. As the COVID-19 pandemic began, we implemented procedures to assure compliance with anti-price gouging laws, including instruction and guidance to our retail operators on the price restrictions to which we needed to adhere, all of which remain in place. Despite these efforts, we have been named as a defendant (along with other retailers and suppliers) in three complaints alleging price gouging and one other pre-complaint claim letter. We believe these actions are without merit, at least as they relate to our Company.

We believe that some of the changes that have been implemented, in our stores and the country as a whole, will be permanent. However, the ultimate significance of the pandemic on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and the nature and effectiveness of governmental and public actions taken in response.

OVERVIEW

As of September 12, 2020, we operated 2,252 retail food and drug stores with 1,725 pharmacies, 398 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. In addition to our retail footprint, we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales and Drive Up & Go curbside pickup. The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Stores, beginning of period	2,252	2,268	2,252	2,269
Opened	2	1	2	7
Closed	(2)	(7)	(2)	(14)
Stores, end of period	2,252	2,262	2,252	2,262
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Less than 30,000	204	205	9.1%	9.1%	4.7	4.8
30,000 to 50,000	781	790	34.6%	34.9%	32.8	33.1
More than 50,000	1,267	1,267	56.3%	56.0%	74.8	74.9
Total Stores	2,252	2,262	100.0%	100.0%	112.3	112.8
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of 12 and 28 weeks ended September 12, 2020 to 12 and 28 weeks ended September 7, 2019:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 12, 2020 ("second quarter of fiscal 2020" and "first 28 weeks of fiscal 2020") and 12 and 28 weeks ended September 7, 2019 ("second quarter of fiscal 2019" and "first 28 weeks of fiscal 2019").

	12 weeks ended
	September 12, 2020	% of Sales	September 7, 2019	% of Sales
Net sales and other revenue	$15,757.6	100.0%	$14,176.7	100.0%
Cost of sales	11,182.7	71.0	10,235.2	72.2
Gross profit	4,574.9	29.0	3,941.5	27.8
Selling and administrative expenses	4,031.2	25.6	3,794.6	26.8
Gain on property dispositions and impairment losses, net	(18.3)	(0.1)	(435.5)	(3.1)
Operating income	562.0	3.5	582.4	4.1
Interest expense, net	128.6	0.8	177.5	1.3
Loss on debt extinguishment	49.1	0.3	23.1	0.2
Other (income) expense, net	(11.4)	(0.1)	5.1	—
Income before income taxes	395.7	2.5	376.7	2.6
Income tax expense	111.2	0.7	81.9	0.6
Net income	$284.5	1.8%	$294.8	2.0%

	28 weeks ended
	September 12, 2020	% of Sales	September 7, 2019	% of Sales
Net sales and other revenue	$38,509.2	100.0%	$32,915.1	100.0%
Cost of sales	27,162.8	70.5	23,734.0	72.1
Gross profit	11,346.4	29.5	9,181.1	27.9
Selling and administrative expenses	9,800.6	25.5	8,741.2	26.6
Loss (gain) on property dispositions and impairment losses, net	12.0	—	(464.0)	(1.4)
Operating income	1,533.8	4.0	903.9	2.7
Interest expense, net	309.2	0.8	402.7	1.2
Loss on debt extinguishment	49.1	0.1	65.8	0.2
Other income, net	(8.3)	—	(6.0)	—
Income before income taxes	1,183.8	3.1	441.4	1.3
Income tax expense	313.1	0.8	97.6	0.3
Net income	$870.7	2.3%	$343.8	1.0%
Net Sales and Other Revenue
Net sales and other revenue increased 11.2% to $15,757.6 million for the second quarter of fiscal 2020 from $14,176.7 million for the second quarter of fiscal 2019. The increase in Net sales and other revenue was primarily driven by our 13.8% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the second quarter of fiscal 2019 and $222.4 million in lower fuel sales.
Net sales and other revenue increased 17.0% to $38,509.2 million for the first 28 weeks of fiscal 2020 from $32,915.1 million for the first 28 weeks of fiscal 2019. The increase in Net sales and other revenue was primarily driven by our 21.0% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the second quarter of fiscal 2019 and $709.7 million in lower fuel sales.
Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 12, 2020 and the 12 and 28 weeks ended September 7, 2019, respectively, were:

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Identical sales, excluding fuel	13.8%	2.4%	21.0%	1.9%

The increase in identical sales for the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020 was a direct result of significant demand due to the COVID-19 pandemic, including 243% growth in our digital sales during the second quarter of fiscal 2020 as more customers shifted to online home delivery and Drive Up & Go.

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

Gross profit margin increased to 29.0% during the second quarter of fiscal 2020 compared to 27.8% during the second quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 85 basis points compared to the second quarter of fiscal 2019. The increase in gross profit margin was driven by improvements in shrink expense and leveraging of our distribution, warehousing and supplies costs. Gross profit margin was also favorably impacted from leveraging of advertising costs and shifts in sales mix. The increase was partially offset by approximately $22 million of costs related to the COVID-19 pandemic, including expanded sick pay, incremental labor for enhanced cleaning and health screening to support and protect our employees and other warehousing and inventory costs.

Second quarter of fiscal 2020 vs. Second quarter of fiscal 2019	Basis point increase (decrease)
Shrink	44
Advertising and sales mix	44
Distribution, warehousing and supplies	11
Depreciation and rent expense	3
COVID-19 pandemic related costs	(14)
Other	(3)
Total	85

Gross profit margin increased to 29.5% during the first 28 weeks of fiscal 2020 compared to 27.9% during the first 28 weeks of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 80 basis points compared to the first 28 weeks of fiscal 2019. The increase in gross profit margin was driven by improvements in shrink expense and leveraging of our distribution, warehousing and supplies costs. Gross profit margin was also favorably impacted from leveraging of advertising costs and shifts in sales mix. The increase was partially offset by approximately $78 million of costs related to the COVID-19 pandemic, including employee appreciation pay, expanded sick pay, incremental labor for enhanced cleaning and health screening to support and protect our employees and other warehousing and inventory costs.

First 28 weeks of fiscal 2020 vs. First 28 weeks of fiscal 2019	Basis point increase (decrease)
Shrink	71
Advertising and sales mix	19
Distribution, warehousing and supplies	7
Depreciation and rent expense	4
COVID-19 pandemic related costs	(21)
Total	80

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.6% of Net sales and other revenue during the second quarter of fiscal 2020 compared to 26.8% of Net sales and other revenue for the second quarter of fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 175 basis points during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was driven by employee wage and benefit costs, depreciation and amortization and rent and occupancy costs, attributable to sales leverage driven by significantly higher identical sales. The decrease was also attributable to lower third-party fees and services, partially driven by cost reduction initiatives. Employee wage and benefit costs included approximately $83 million of COVID-19 pandemic related incremental labor for enhanced cleaning and health screening and expanded sick pay to front-line associates. In addition, we also incurred approximately $15 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees.

Second quarter of fiscal 2020 vs. Second quarter of fiscal 2019	Basis point increase (decrease)
Employee wage and benefit costs	(53)
Depreciation and amortization	(53)
Rent and occupancy costs	(48)
Third-party fees and services	(29)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	10
Other	(2)
Total	(175)

Selling and administrative expenses decreased to 25.5% of Net sales and other revenue during the first 28 weeks of fiscal 2020 compared to 26.6% of Net sales and other revenue for the first 28 weeks of fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 185 basis points during the first 28 weeks of fiscal 2020 compared to the first 28 weeks of fiscal 2019. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was driven by employee wage and benefit costs, depreciation and amortization and rent and occupancy costs, attributable to sales leverage driven by significantly higher identical sales. The decrease was also attributable to lower third-party fees and services, partially driven by cost reduction initiatives. Employee wage and benefit costs included approximately $222 million of incremental labor for enhanced cleaning and health screening and also included $290 million of COVID-19 pandemic related employee appreciation pay, which includes expanded sick pay, to front-line associates. In addition, we also incurred approximately $90 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees. We also contributed $53 million to hunger relief in our communities during the first 28 weeks of fiscal 2020.

First 28 weeks of fiscal 2020 vs. First 28 weeks of fiscal 2019	Basis point increase (decrease)
Employee wage and benefit costs	(79)
Depreciation and amortization	(68)
Rent and occupancy costs	(64)
Third-party fees and services	(9)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	38
Other	(3)
Total	(185)

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2020, net gain on property dispositions and impairment losses was $18.3 million, primarily driven by $20.0 million of gains from the sale of assets, partially offset by $1.7 million of asset impairments. For the second quarter of fiscal 2019, net gain on property dispositions and impairment losses was $435.5 million, primarily driven by $463.6 million of gains related to sale leaseback transactions, partially offset by asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations.

For the first 28 weeks of fiscal 2020, net loss on property dispositions and impairment losses was $12.0 million, primarily driven by $22.8 million of asset impairments, primarily related to right-of-use assets, partially offset by $10.8 million of gains from the sale of assets. For the first 28 weeks of fiscal 2019, net gain on property dispositions and impairment losses was $464.0 million, primarily driven by $463.6 million of gains related to sale leaseback transactions during the second quarter of fiscal 2019, partially offset by asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations.

Interest Expense, Net
Interest expense, net was $128.6 million during the second quarter of fiscal 2020 compared to $177.5 million during the second quarter of fiscal 2019. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the second quarter of fiscal 2020 was 6.0%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.4% during the second quarter of fiscal 2019.

Interest expense, net was $309.2 million during the first 28 weeks of fiscal 2020 compared to $402.7 million during the first 28 weeks of fiscal 2019. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during first 28 weeks of fiscal 2020 was 6.0%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.4% during the first 28 weeks of fiscal 2019.

Loss on Debt Extinguishment

Loss on debt extinguishment was $49.1 million during both the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020, compared to loss on debt extinguishment of $23.1 million during the second quarter of fiscal 2019 and $65.8 million during the first 28 weeks of fiscal 2019 . The loss on debt extinguishment during the second quarter and first 28 weeks of fiscal 2020 primarily consisted of a redemption premium payment and write-off of debt discounts associated with the 2024 Redemption. The loss on debt extinguishment during the second quarter and first

28 weeks of fiscal 2019 primarily consisted of the write-off of debt discounts associated with the tender offer and various repurchases of notes.

Other (Income) Expense, Net

For the second quarter of fiscal 2020, other income, net was $11.4 million compared to other expense, net of $5.1 million for the second quarter of fiscal 2019. For the first 28 weeks of fiscal 2020, other income, net was $8.3 million compared to $6.0 million for the first 28 weeks of fiscal 2019. Other income, net during both the second quarter of fiscal 2020 and the first 28 weeks of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps and unrealized losses from non-operating investments. Other expense (income), net during the second quarter of fiscal 2019 and the first 28 weeks of fiscal 2019 was primarily driven by non-service cost components of net pension and post-retirement expense, unrealized gains and losses from non-operating investments and income related to our equity investment.

Income Taxes

Income tax expense was $111.2 million, representing a 28.1% effective tax rate, for the second quarter of fiscal 2020. Income tax expense was $81.9 million, representing a 21.7% effective tax rate, for the second quarter of fiscal 2019. For the first 28 weeks of fiscal 2020, Income tax expense was $313.1 million, representing a 26.4% effective tax rate. Income tax expense was $97.6 million, representing a 22.1% effective tax rate, for the first 28 weeks of fiscal 2019. The increase in our effective tax rate for the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020 is primarily due to certain nondeductible transaction-related costs incurred during the first 28 weeks of fiscal 2020.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Class A Common Share

For the second quarter of fiscal 2020, Adjusted EBITDA was $948.4 million, or 6.0% of Net sales and other revenue, compared to $567.6 million, or 4.0% of Net sales and other revenue, for the second quarter of fiscal 2019. For the first 28 weeks of fiscal 2020, Adjusted EBITDA was $2,639.4 million, or 6.9% of Net sales and other revenue, compared to $1,444.4 million, or 4.4% of Net sales and other revenue for the first 28 weeks of fiscal 2019. The increase in Adjusted EBITDA for the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020 primarily relates to the 13.8% and 21.0% increase in identical sales, respectively, and the improved sales leverage experienced in gross margin and selling and administrative expenses as a percent of sales.

The following reconciles Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Numerator:

Net income	$284.5	$294.8	$870.7	$343.8
Adjustments:
Loss on interest rate and commodity hedges, net	1.4	—	25.9	0.3
Facility closure and related transition costs	6.1	—	15.9	—
Acquisition and integration costs (1)	2.2	7.5	8.5	33.6
Equity-based compensation expense	9.3	6.5	28.3	17.6
(Gain) loss on property dispositions and impairment losses, net	(18.3)	(435.5)	12.0	(464.0)
LIFO expense	10.1	5.8	23.2	16.3
Discretionary COVID-19 pandemic related costs (2)	—	—	89.9	—
Civil disruption related costs (3)	(1.9)	—	13.0	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	4.1	—	24.4	—
Amortization of debt discount and deferred financing costs	4.7	35.4	11.2	43.8
Loss on debt extinguishment	49.1	23.1	49.1	65.8
Amortization of intangible assets resulting from acquisitions	13.1	68.9	30.6	161.7
Miscellaneous adjustments (4)	13.3	24.3	47.4	33.1
Tax impact of adjustments to Adjusted net income	(21.3)	68.4	(92.5)	23.7
Adjusted net income	$356.4	$99.2	$1,157.6	$275.7

Denominator:

Weighted average Class A common shares outstanding - diluted	582.9	580.6	583.3	580.0
Adjustments:
Restricted stock units and awards (5)	9.6	7.6	9.2	8.2
Adjusted weighted average Class A common shares outstanding - diluted	$592.5	$588.2	$592.5	$588.2

Adjusted net income per Class A common share - diluted	$0.60	$0.17	$1.95	$0.47

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Net income per Class A common share - diluted	$0.49	$0.51	$1.49	$0.59
Non-GAAP adjustments (6)	0.12	(0.33)	0.49	(0.11)
Dilutive effect of incremental restricted stock units and awards	(0.01)	(0.01)	(0.03)	(0.01)
Adjusted net income per Class A common share - diluted	$0.60	$0.17	$1.95	$0.47

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Adjusted net income (7)	$356.4	$99.2	$1,157.6	$275.7
Tax impact of adjustments to Adjusted net income	21.3	(68.4)	92.5	(23.7)
Income tax expense	111.2	81.9	313.1	97.6
Amortization of debt discount and deferred financing costs	(4.7)	(35.4)	(11.2)	(43.8)
Interest expense net	128.6	177.5	309.2	402.7
Amortization of intangible assets resulting from acquisitions	(13.1)	(68.9)	(30.6)	(161.7)
Depreciation and amortization	348.7	381.7	808.8	897.6
Adjusted EBITDA	$948.4	$567.6	$2,639.4	$1,444.4
(1) Related to conversion activities and related costs associated with integrating acquired businesses, primarily the Safeway acquisition. Also includes expenses related to acquisitions and expenses related to management fees paid in connection with acquisition and financing activities.
(2) Includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(3) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May and early June in certain markets.
(4) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 12, 2020	September 7, 2019	September 12, 2020	September 7, 2019
Non-cash lease-related adjustments	$(0.1)	$4.4	$1.9	$6.3
Lease and lease-related costs for surplus and closed stores	10.8	5.2	29.5	12.0
Net realized and unrealized loss (gain) on non-operating investments	0.2	10.8	4.7	7.5
Certain legal and regulatory accruals and settlements, net	—	0.3	—	(1.9)
Other (a)	2.4	3.6	11.3	9.2
Total miscellaneous adjustments	$13.3	$24.3	$47.4	$33.1
(a) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.
(5) Represents incremental unvested restricted stock units and restricted stock awards to adjust the diluted weighted average Class A common shares outstanding during each respective period to the number of dilutive shares outstanding as of the end of each respective period.

(6) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted Net Income above for further details.
(7) Reflects the impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted net income above for further details.
Adjusted Free Cash Flow

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow (in millions):

	28 weeks ended
	September 12, 2020	September 7, 2019
Net cash provided by operating activities	$2,720.8	$1,084.8
Income tax expense	313.1	97.6
Deferred income taxes	(2.8)	14.4
Interest expense, net	309.2	402.7
Operating lease right-of-use assets amortization	(309.3)	(288.4)
Changes in operating assets and liabilities	(677.1)	100.3
Amortization and write-off of deferred financing costs	(11.2)	(26.1)
Contributions to pension and post-retirement benefit plans, net of (income) expense	68.9	12.0
Facility closures and related transition costs	15.9	—
Acquisition and integration costs	8.5	33.6
Discretionary COVID-19 pandemic related costs	89.9	—
Civil disruption related costs	13.0	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	24.4	—
Other adjustments	76.1	13.5
Adjusted EBITDA	2,639.4	1,444.4
Less: capital expenditures	(702.9)	(716.3)
Adjusted Free Cash Flow	$1,936.5	$728.1

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 12, 2020	September 7, 2019
Cash and cash equivalents and restricted cash at end of period	$2,431.9	$464.7
Cash flows provided by operating activities	2,720.8	1,084.8
Cash flows (used in) provided by investing activities	(687.1)	307.7
Cash flows used in financing activities	(80.7)	(1,895.5)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,720.8 million for the first 28 weeks of fiscal 2020 compared to $1,084.8 million for the first 28 weeks of fiscal 2019. The increase in cash flow from operations compared to the first 28 weeks of fiscal 2019 was due to improvements in operating performance and changes in working capital primarily related to inventory and accounts payable as our business adjusted for the significant increase in sales volume during the first 28 weeks of fiscal 2020. Also contributing to the increase in cash flow from operations was the deferral the employer-paid portion of social security taxes provided under the CARES Act and a decrease in cash paid for interest. These increases were partially offset by an increase in cash paid for income taxes, the $75.0 million payment for the UFCW & Employers Midwest Pension Fund pension settlement and additional contributions to our defined benefit pension plans and post-retirement benefit plans.
Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $687.1 million for the first 28 weeks of fiscal 2020 compared to net cash provided by investing activities of $307.7 million for the first 28 weeks of fiscal 2019.

For the first 28 weeks of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $702.9 million. Payments for property and equipment included the completion of 132 remodels and continued investment in our digital and eCommerce technology. In fiscal 2020, we expect capital expenditures to be approximately $1.9 billion. For the first 28 weeks of fiscal 2019, cash provided by investing activities consisted primarily of proceeds from the sale of assets of $1,029.5 million, partially offset by payments for property and equipment, including lease buyouts, of $716.3 million. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs, during the second quarter of fiscal 2019. Payments for property and equipment included the opening of seven new stores, completion of 99 remodels and continued investment in our digital and eCommerce technology.
Net Cash Used in Financing Activities

Net cash used in financing activities was $80.7 million during the second quarter of fiscal 2020 compared to $1,895.5 million during the second quarter of fiscal 2019.

Net cash used in financing activities during the first 28 weeks of fiscal 2020 consisted primarily of the $1.5 billion issuance and $1.25 billion redemption of Senior Unsecured Notes (as further discussed below), the $2.0 billion borrowing and subsequent repayment of the ABL Facility, the issuance of the Convertible Preferred Stock and the repurchase of outstanding Class A common stock.
Debt Management

On August 31, 2020, we completed the issuance of $750.0 million in aggregate principal amount of 3.250% Senior Unsecured Notes which will mature on March 15, 2026 (the "2026 Notes") and $750.0 million in aggregate principal amount of 3.500% Senior Unsecured Notes which will mature on March 15, 2029 (the "2029 Notes" and together with the 2026 Notes, the "New Notes"). Proceeds from the New Notes, together with approximately $60 million cash on hand, were used to fully redeem the $1,250.0 million in aggregate principal amount outstanding of our 6.625% Senior Unsecured Notes due 2024 (the "2024 Redemption"). In connection with the 2024 Redemption we paid an associated redemption premium of $41.4 million and recorded a $49.1 million loss on debt extinguishment, comprised of the $41.4 million redemption premium and $7.7 million write-off of deferred financings costs.

On September 16, 2020, subsequent to the end of the second quarter of fiscal 2020, the remaining proceeds were used to fund the partial redemption of $250.0 million of the $1,250.0 million in aggregate principal amount outstanding of our 5.75% Senior Unsecured Notes due 2025.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020, we declared a quarterly cash dividend of $36.4 million to holders of the Convertible Preferred Stock, which was paid on September 30, 2020.

In connection with the IPO, we established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Common Stock in an annual amount equal to $0.400 per common share. On October 14, 2020, we announced the first quarterly dividend payment of $0.100 per common share to be paid on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020.

Common Stock Repurchase Program

On October 14, 2020, our Board of Directors authorized a new share repurchase program that allows us to repurchase up to $300 million of our Common Stock. Purchases under the Common Stock repurchase program are anticipated to be made opportunistically at management's discretion.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter ended September 12, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - Risk Factors

The risk factors contained in Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 20, 2020, filed with the SEC on August 4, 2020, amended and supplemented the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on May 13, 2020, and are incorporated by reference herein.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.
Item 6 - Exhibits

3.1 Certificate of Amendment to Certificate of Designations of 6.75% Series A Convertible Preferred Stock of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

3.2 Certificate of Amendment to Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

3.3 Amended and Restated Bylaws of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.1 Stockholders' Agreement by and among Albertsons Companies, Inc. and holders of stock of Albertsons Companies, Inc. signatory thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.2 Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.3 Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

10.1 Amendment No.1, dated as of June 25, 2020, to the Amended and Restated Investment Agreement, dated as of June 9, 2020, by and among Albertsons Companies, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.2 Share Repurchase Agreement, dated as of September 14, 2020, by and between Albertsons Companies, Inc. and Gabriel Assets, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2020)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	October 21, 2020	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 21, 2020	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)