Form 10-Q
period 2020-12-05
Albertsons Companies, Inc.
filed 2021-01-13
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 5, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 12, 2021, the registrant had 465,533,258 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	December 5, 2020	February 29, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,836.1	$470.7
Receivables, net	549.5	525.3
Inventories, net	4,638.0	4,352.5
Other current assets	420.6	382.8
Total current assets	7,444.2	5,731.3

Property and equipment, net	9,086.4	9,211.9
Operating lease right-of-use assets	5,742.9	5,867.4
Intangible assets, net	2,076.4	2,087.2
Goodwill	1,183.3	1,183.3
Other assets	786.1	654.0
TOTAL ASSETS	$26,319.3	$24,735.1

LIABILITIES
Current liabilities
Accounts payable	$3,395.0	$2,891.1
Accrued salaries and wages	1,268.6	1,126.0
Current maturities of long-term debt and finance lease obligations	212.4	221.4
Current maturities of operating lease obligations	585.8	563.1
Other current liabilities	1,135.5	1,102.7
Total current liabilities	6,597.3	5,904.3

Long-term debt and finance lease obligations	8,328.0	8,493.3
Long-term operating lease obligations	5,355.6	5,402.8
Deferred income taxes	566.6	613.8
Other long-term liabilities	2,498.0	2,042.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of December 5, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	844.3	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of December 5, 2020 and no shares authorized, issued and outstanding as of February 29, 2020	754.8	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of December 5, 2020 and 30,000,000 shares authorized, no shares issued as of February 29, 2020	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 585,530,715 and 582,997,251 shares issued as of December 5, 2020 and February 29, 2020, respectively	5.9	5.8
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of December 5, 2020 and no shares authorized and issued as of February 29, 2020	—	—
Additional paid-in capital	1,883.8	1,824.3
Treasury stock, at cost, 118,919,289 shares held as of December 5, 2020 and 3,671,621 shares held as of February 29, 2020	(1,890.5)	(25.8)
Accumulated other comprehensive loss	(105.9)	(118.5)
Retained earnings	1,481.4	592.3
Total stockholders' equity	1,374.7	2,278.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,319.3	$24,735.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Net sales and other revenue	$15,408.9	$14,103.2	$53,918.1	$47,018.3
Cost of sales	10,900.3	10,108.1	38,063.1	33,842.1
Gross profit	4,508.6	3,995.1	15,855.0	13,176.2

Selling and administrative expenses	4,309.1	3,807.2	14,109.7	12,548.4
Gain on property dispositions and impairment losses, net	(59.0)	(18.7)	(47.0)	(482.7)
Operating income	258.5	206.6	1,792.3	1,110.5

Interest expense, net	115.9	154.8	425.1	557.5
Loss on debt extinguishment	8.6	—	57.7	65.8
Other income, net	(19.2)	(15.9)	(27.5)	(21.9)
Income before income taxes	153.2	67.7	1,337.0	509.1

Income tax expense	29.5	12.9	342.6	110.5
Net income	$123.7	$54.8	$994.4	$398.6

Other comprehensive income (loss), net of tax
Gain (loss) on interest rate swaps	—	5.0	—	(33.3)
Recognition of pension gain	0.6	0.7	11.5	24.8
Other	(0.1)	(0.2)	1.1	2.8
Other comprehensive income (loss)	$0.5	$5.5	$12.6	$(5.7)

Comprehensive income	$124.2	$60.3	$1,007.0	$392.9

Net income per Class A common share
Basic net income per Class A common share	$0.21	$0.09	$1.78	$0.69
Diluted net income per Class A common share	0.20	0.09	1.71	0.69
Weighted average Class A common shares outstanding
Basic	468.7	579.4	511.0	579.3
Diluted	472.1	580.9	580.3	579.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 5, 2020	November 30, 2019
Cash flows from operating activities:
Net income	$994.4	$398.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(47.0)	(482.7)
Depreciation and amortization	1,171.7	1,281.9
Operating lease right-of-use assets amortization	443.9	418.3
LIFO expense	37.5	18.9
Deferred income tax	(16.8)	(40.6)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(80.6)	(16.2)
Loss on interest rate swaps and commodity hedges, net	24.0	0.4
Amortization and write-off of deferred financing costs	16.1	35.4
Loss on debt extinguishment	57.7	65.8
Equity-based compensation expense	43.4	24.8
Other	(46.0)	8.5
Changes in operating assets and liabilities:
Receivables, net	(23.1)	84.9
Inventories, net	(322.9)	(310.4)
Accounts payable, accrued salaries and wages and other accrued liabilities	627.1	322.4
Operating lease liabilities	(357.7)	(385.5)
Self-insurance assets and liabilities	20.6	5.5
Other operating assets and liabilities	453.7	(43.0)
Net cash provided by operating activities	2,996.0	1,387.0

Cash flows from investing activities:
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,083.0)	(1,083.7)
Proceeds from sale of assets	143.9	1,061.0
Other	(5.2)	(2.7)
Net cash used in investing activities	(944.3)	(25.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,500.0	1,518.0
Payments on long-term borrowings	(3,638.7)	(3,300.8)
Payments of obligations under finance leases	(52.0)	(78.3)
Payment of redemption premium on debt extinguishment	(48.6)	—
Payments for debt financing costs	(15.9)	(25.5)
Dividends paid on common stock	(47.3)	—
Dividends paid on convertible preferred stock	(36.4)	—
Proceeds from convertible preferred stock	1,680.0	—
Third party issuance costs on convertible preferred stock	(80.9)	—
Treasury stock purchase, at cost	(1,864.7)	—
Other	(39.4)	(26.1)
Net cash used in financing activities	(643.9)	(1,912.7)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,407.8	(551.1)
Cash and cash equivalents and restricted cash at beginning of period	478.9	967.7
Cash and cash equivalents and restricted cash at end of period	$1,886.7	$416.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of phantom units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	5.8	1,837.1	105,283,357	(1,705.8)	(116.8)	1,174.6	1,194.9
Equity-based compensation	—	—	9.3	—	—	—	—	9.3
Shares issued and employee tax withholding on vesting of restricted stock	22,101	—	(0.5)	—	—	—	—	(0.5)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(26.9)	(26.9)
Net income	—	—	—	—	—	—	284.5	284.5
Other comprehensive income, net of tax	—	—	—	—	—	10.4	—	10.4
Other activity	—	—	(0.1)	—	—	—	—	(0.1)
Balance as of September 12, 2020	584,332,211	5.8	1,875.8	105,283,357	(1,705.8)	(106.4)	1,432.2	1,501.6
Equity-based compensation	—	—	15.1	—	—	—	—	15.1
Shares issued and employee tax withholding on vesting of restricted stock	1,198,504	0.1	(7.0)	—	—	—	—	(6.9)
Repurchase of common stock	—	—	—	13,635,932	(184.7)	—	—	(184.7)
Dividends declared on common stock	—	—	—	—	—	—	(47.3)	(47.3)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.3)	(27.3)
Net income	—	—	—	—	—	—	123.7	123.7
Other comprehensive income, net of tax	—	—	—	—	—	0.5	—	0.5
Other activity	—	—	(0.1)	—	—	—	0.1	—
Balance as of December 5, 2020	585,530,715	$5.9	$1,883.8	118,919,289	$(1,890.5)	$(105.9)	$1,481.4	$1,374.7

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 23, 2019	579,443,146	$5.8	$1,811.2	3,671,621	$(25.8)	$91.3	$(431.8)	$1,450.7
Equity-based compensation	—	—	11.1	—	—	—	—	11.1
Employee tax withholding on vesting of phantom units	—	—	(12.1)	—	—	—	—	(12.1)
Adoption of new accounting standards, net of tax	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	49.0	49.0
Other comprehensive loss, net of tax	—	—	—	—	—	(18.5)	—	(18.5)
Other activity	—	—	(0.1)	—	—	—	(0.3)	(0.4)
Balance as of June 15, 2019	579,443,146	5.8	1,810.1	3,671,621	(25.8)	89.4	174.9	2,054.4
Equity-based compensation	—	—	6.5	—	—	—	—	6.5
Employee tax withholding on vesting of phantom units	—	—	(0.9)	—	—	—	—	(0.9)
Net income	—	—	—	—	—	—	294.8	294.8
Other comprehensive loss, net of tax	—	—	—	—	—	(9.3)	—	(9.3)
Balance as of September 7, 2019	579,443,146	5.8	1,815.7	3,671,621	(25.8)	80.1	469.7	2,345.5
Issuance of common stock to Company's parents	3,554,105	—	—	—	—	—	—	—
Equity-based compensation	—	—	7.2	—	—	—	—	7.2
Employee tax withholding on vesting of phantom units	—	—	(1.7)	—	—	—	—	(1.7)
Net income	—	—	—	—	—	—	54.8	54.8
Other comprehensive income, net of tax	—	—	—	—	—	5.5	—	5.5
Other activity	—	—	(0.7)	—	—	—	—	(0.7)
Balance as of November 30, 2019	582,997,251	$5.8	$1,820.5	3,671,621	$(25.8)	$85.6	$524.5	$2,410.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 29, 2020 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 29, 2020, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Prospectus dated June 25, 2020 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company's Registration Statement on Form S-1 (File No. 333-236956). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended December 5, 2020 and November 30, 2019.
Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $50.6 million and $8.2 million of restricted cash as of December 5, 2020 and February 29, 2020, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $14.3 million and $2.6 million for the 12 weeks ended December 5, 2020 and November 30, 2019, respectively, and $37.5 million and $18.9 million for the 40 weeks ended December 5, 2020 and November 30, 2019, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"), which was previously named the "Albertsons Companies, Inc. Phantom Unit Plan" (the "Phantom Unit Plan"). Prior to being amended and restated on June 9, 2020, the Phantom Unit Plan provided for grants of "Phantom Units" to certain employees, directors and consultants. Each Phantom Unit provided a participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). Upon the amendment and restatement of the Phantom Unit Plan as the Restricted Stock Unit Plan, all outstanding Phantom Units were converted into 11.3 million restricted stock units of the Company ("Restricted Stock Units" or "RSUs"), including 1.9 million performance-based RSUs that were not deemed granted for accounting purposes, under the Restricted Stock Unit Plan, subject to substantially identical terms and conditions as applied prior to the conversion. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion. Upon vesting, an award of Restricted Stock Units will be settled in shares of the Company's common stock. Equity-based compensation expense related to these awards recognized by the Company was $13.6 million and $6.3 million for the 12 weeks ended December 5, 2020 and November 30, 2019, respectively. For the 40 weeks ended December 5, 2020 and November 30, 2019, equity-based compensation expense recognized by the Company related to these awards was $39.4 million and $21.8 million, respectively. The Company recorded an income tax benefit of $3.5 million and $1.6 million for the 12 weeks ended December 5, 2020 and November 30, 2019, respectively. For the 40 weeks ended December 5, 2020 and November 30, 2019, the Company recorded an income tax benefit of $10.1 million and $5.7 million, respectively. As of December 5, 2020, there was $98.0 million of unrecognized costs related to 8.7 million unvested RSUs deemed granted for accounting purposes. That cost is expected to be recognized over a weighted average period of 2.0 years.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. These equity interests generally vest over five years, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. On June 30, 2020, upon consummation of the Company's initial public offering ("IPO"), the unvested direct equity interests in each of the Company's parents converted into 1.7 million shares of restricted common stock of the Company ("RSAs"), including 0.6 million performance-based RSAs that are not deemed granted for accounting purposes. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion. For the 12 weeks ended December 5, 2020 and November 30, 2019, equity-based compensation expense recognized by the Company related to these RSAs was $1.5 million and $0.9 million, respectively. For the 40 weeks ended December 5, 2020 and November 30, 2019, equity-based compensation expense recognized by the Company related to these RSAs was $4.0 million and $3.0 million, respectively. As of December 5, 2020, there was $7.3 million of unrecognized costs related to 1.1 million RSAs deemed granted for accounting purposes. That cost is expected to be recognized over a weighted average period of 3.0 years.

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

On September 14, 2020, the Company entered into a stock repurchase agreement with a stockholder pursuant to which the Company repurchased 6,837,970 shares of its Class A common stock held by the stockholder for an aggregate purchase price of $82.0 million. The stockholder was subject to a court-mandated wind-down and a court-appointed receiver was directed to liquidate the stockholder's assets. The price was agreed to between the Company and the receiver (on behalf of the stockholder). In establishing the price, the parties took into account, among many other factors that they each deemed relevant, an applicable discount related to the selling restrictions that a third-party buyer would have had if such third-party buyer purchased the shares, including relevant lock-up agreements.

On October 14, 2020, the Company's Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $300 million of its Class A common stock. As part of the share repurchase program, during the 12 weeks ended December 5, 2020, the Company, through a series of open-market transactions, repurchased 6,797,962 shares of its Class A common stock for an aggregate purchase price of $102.7 million.

Income taxes: Income tax expense was $29.5 million, representing a 19.3% effective tax rate, for the 12 weeks ended December 5, 2020. Income tax expense was $12.9 million, representing a 19.1% effective tax rate for the 12 weeks ended November 30, 2019. Income tax expense was $342.6 million, representing a 25.6% effective tax rate, for the 40 weeks ended December 5, 2020. Income tax expense was $110.5 million, representing a 21.7% effective tax rate, for the 40 weeks ended November 30, 2019. The effective income tax rate for the 12 weeks ended December 5, 2020 differs from the federal income tax statutory rate of 21% primarily due to state taxes, offset by discrete benefits related to income tax credits and equity-based compensation deductions. The effective income tax rate for the 40 weeks ended December 5, 2020 differs from the federal income tax statutory rate of 21% primarily due to state taxes and certain discrete nondeductible transaction-related costs, partially offset by discrete benefits related to income tax credits and equity-based compensation deductions.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $245.6 million and $218.5 million as of December 5, 2020 and February 29, 2020, respectively, and are recorded in Receivables, net. For eCommerce related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of December 5, 2020 and February 29, 2020.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $91.6 million as of December 5, 2020 and $52.2 million as of February 29, 2020. Breakage amounts were immaterial for the 12 and 40 weeks ended December 5, 2020 and November 30, 2019, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				40 weeks ended
	December 5, 2020		November 30, 2019		December 5, 2020		November 30, 2019
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$7,007.9	45.5%	$6,168.2	43.7%	$24,918.3	46.2%	$20,362.4	43.3%
Perishables (3)	6,369.7	41.3	5,691.5	40.4	22,579.4	41.9	19,347.7	41.1
Pharmacy	1,272.7	8.3	1,228.5	8.7	3,999.4	7.4	3,958.2	8.4
Fuel	528.9	3.4	794.3	5.6	1,688.9	3.1	2,664.0	5.7
Other (4)	229.7	1.5	220.7	1.6	732.1	1.4	686.0	1.5
Net sales and other revenue	$15,408.9	100.0%	$14,103.2	100.0%	$53,918.1	100.0%	$47,018.3	100.0%
(1) eCommerce related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

CARES Act: The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company's Consolidated Financial Statements. Specifically, as it relates to the Company, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the 40 weeks ended December 5, 2020, the Company deferred approximately $396 million of the employer-paid portion of social security taxes, which is included in Other long-term liabilities. The CARES Act also includes a technical correction to permit 100% bonus depreciation of eligible qualified improvement property. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued, including the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020.

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of December 5, 2020 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$11.2	$4.3	$6.9	$—
Non-current investments (2)	89.0	25.6	63.4	—
Total	$100.2	$29.9	$70.3	$—

Liabilities:
Derivative contracts (3)	$56.4	$—	$56.4	$—
Total	$56.4	$—	$56.4	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 5, 2020, the fair value of total debt was $8,534.2 million compared to the carrying value of $8,023.5 million, excluding debt discounts and deferred financing costs. As of February 29, 2020, the fair value of total debt was $8,486.2 million compared to the carrying value of $8,162.2 million, excluding debt discounts and deferred financing costs.
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
NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's Swaps as of December 5, 2020 and February 29, 2020 were $2,023.0 million, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps consisted of the following (in millions):

	12 weeks ended
	December 5, 2020	November 30, 2019	Location of (loss) gain recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(0.3)	$—	Other income, net
Gain on designated portion of interest rate swaps	$—	$5.0	Other comprehensive income (loss), net of tax

	40 weeks ended
	December 5, 2020	November 30, 2019	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(19.7)	$—	Other income, net
Loss on designated portion of interest rate swaps	$—	$(33.3)	Other comprehensive income (loss), net of tax

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of December 5, 2020 and February 29, 2020, net of unamortized debt discounts of $39.5 million and $41.3 million, respectively, and deferred financing costs of $71.0 million and $72.9 million, respectively, consisted of the following (in millions):

	December 5, 2020	February 29, 2020
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,885.4	$6,884.5
Safeway Inc. Notes due 2021 to 2031, interest rate range of 4.75% to 7.45%	504.2	642.1
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	468.4	466.0
Other financing obligations	37.3	37.2
Mortgage notes payable, secured	17.7	18.2
Finance lease obligations	627.4	666.7
Total debt	8,540.4	8,714.7
Less current maturities	(212.4)	(221.4)
Long-term portion	$8,328.0	$8,493.3
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

On September 16, 2020, remaining proceeds from the New Notes were used to fund the partial redemption of $250.0 million of the $1,250.0 million in aggregate principal amount outstanding (the "September Partial 2025 Redemption") of the Company's 5.75% Senior Unsecured Notes due 2025 (the "2025 Notes"). In connection with the September Partial 2025 Redemption, the Company paid an associated redemption premium of $7.2 million. The Company recorded an $8.6 million loss on debt extinguishment related to the September Partial 2025 Redemption, comprised of the $7.2 million redemption premium and a $1.4 million write-off of deferred financing costs.

On December 22, 2020, subsequent to the end of the third quarter of fiscal 2020, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of additional 2029 Notes (the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the 2029 Notes issued by the Company on August 31, 2020. Interest on the Additional 2029 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021. The Additional 2029 Notes have not been and will not be registered with the SEC. The Additional 2029 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such Additional 2029 Notes. On January 4, 2021, proceeds from the Additional 2029 Notes, together with approximately $230 million of cash on hand, were used to fund another partial redemption of $800.0 million of the $1,000.0 million in aggregate principal amount outstanding of the 2025 Notes (the "January Partial 2025 Redemption").

Safeway Notes

The Company repaid the remaining $136.8 million in aggregate principal amount of Safeway Inc.'s ("Safeway") 3.95% Notes due 2020 on their maturity date, August 15, 2020.

ABL Facility

On March 12, 2020, the Company provided notice to the lenders to borrow $2.0 billion under the Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility") as a precautionary measure in order to increase its cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid the $2.0 billion in full on June 19, 2020 and as of December 5, 2020, there were no amounts outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $354.6 million. There were no amounts outstanding under the Company's ABL Facility as of February 29, 2020, and letters of credit issued under the LOC sub-facility were $454.5 million.

NOTE 5 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock" and together with the Class A common stock, the "Common Stock"). As of December 5, 2020, there were 585,530,715 shares of Class A common stock and 466,611,426 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 29, 2020, there were 582,997,251 shares of Class A common stock and 579,325,630 shares of Class A common stock issued and outstanding, respectively. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

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

In connection with the IPO, the Company established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Common Stock in an annual amount equal to $0.400 per common share. On October 14, 2020, the Company announced the first quarterly dividend payment of $0.100 per common share which was paid on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020. On January 12, 2021, subsequent to the end of the third quarter of fiscal 2020, the Company announced the next quarterly dividend payment of $0.100 per common share to be paid on February 10, 2021 to stockholders of record as of the close of business on January 26, 2021.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020, the Company declared a quarterly cash dividend of $36.4 million to holders of the Convertible Preferred Stock, which was paid on September 30, 2020. On December 15, 2020, subsequent to the end of the third quarter of fiscal 2020, the Company declared a quarterly cash dividend of $29.5 million to holders of the Convertible Preferred Stock, which was paid on December 30, 2020.

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

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Estimated return on plan assets	$(24.3)	$(25.4)	$—	$—
Service cost	3.7	3.4	—	0.1
Interest cost	9.7	18.6	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.5	0.8
Amortization of net actuarial loss (gain)	0.4	0.1	(0.2)	—
(Income) expense, net	$(10.4)	$(3.2)	$0.4	$1.0

	40 weeks ended
	Pension		Other post-retirement benefits
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Estimated return on plan assets	$(79.5)	$(84.6)	$—	$—
Service cost	12.0	11.3	—	0.4
Interest cost	38.9	62.0	0.3	0.5
Amortization of prior service cost	0.2	0.3	1.5	2.8
Amortization of net actuarial loss (gain)	1.5	0.4	(0.5)	(0.3)
Settlement charge	3.0	—	—	—
(Income) expense, net	$(23.9)	$(10.6)	$1.3	$3.4

The Company contributed $1.7 million and $58.0 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 5, 2020, respectively. For the 12 and 40 weeks ended November 30, 2019, the Company contributed $2.0 million and $9.0 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company currently anticipates contributing an additional $4.4 million to these plans for the remainder of fiscal 2020.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $15.3 million and $12.7 million for the 12 weeks ended December 5, 2020 and November 30, 2019, respectively. For the 40 weeks ended December 5, 2020 and November 30, 2019, total contributions expensed were $53.4 million and $45.3 million, respectively.
Multiemployer Pension Plans

The Company was the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") which was projected by FELRA to become insolvent in the first quarter of 2021, and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). The Company continued to fund all of its required contributions to FELRA and MAP.

On March 5, 2020, the Company agreed with the two applicable local unions to new collective bargaining agreements pursuant to which the Company contributes to FELRA and MAP. These agreements were subject to final approval by the Pension Benefit Guaranty Corporation ("PBGC"), the local unions and the largest contributing employer, which was reached on December 31, 2020. In connection with these final agreements, to address the pending insolvency of FELRA, the Company and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA (the "Combined Plan") on December 31, 2020. Immediately upon the combination, the Combined Plan terminated and commencing February 2021, the Company is required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces the Company's previous annual contribution to both FELRA and MAP, which was a combined $26.2 million in fiscal 2019. Immediately after the combination, the Company received a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan, and the PBGC. In addition to the $23.2 million annual payment, the Company will begin to contribute to a new multiemployer pension plan. This new multiemployer plan will be limited to providing benefits to participants in MAP and FELRA in excess of the benefits the PBGC insures under law. These contributions are expected to commence in June 2022 and are currently estimated to be between approximately $10 to $12 million annually for 10 years. The Company preliminarily expects to record a non-cash pre-tax charge of approximately $595 million ($445 million, net of tax) in the fourth quarter of fiscal 2020 to record the pension obligation for these benefits earned for prior service. The evaluation of the accounting charge is ongoing, and the estimated impact is preliminary and subject to change. Furthermore, the Company will establish and contribute to a new Variable Annuity Pension Plan (the "Combined VAPP") that will provide benefits to participants for future services, effective January 1, 2021. The Company will also contribute approximately $4 million to the Combined VAPP to fund certain administrative expenses and establish a stabilization reserve for the Combined VAPP.

On July 21, 2020, the Company announced that it had entered into a tentative agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and nine UFCW local unions entered into a Memorandum of Understanding ("MOU") that permitted the withdrawal and required the establishment of a new Variable Annuity Pension Plan (the "National VAPP") that will provide benefits to participants for future services, effective as of July 1, 2020. On November 30, 2020, these agreements became effective upon ratification by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund. As a result, the Company will pay, by June 2023, an aggregate of approximately $286 million to the National Fund, in full satisfaction of the Company's withdrawal liability amount and mass withdrawal liability amount. The Company has paid $147.3 million as of the end of the third quarter of fiscal 2020 and will pay the remaining amount in two installments over the next 30 months, any portion of which may be prepaid, in whole or in part. The Company will also pre-fund a transition reserve in the National VAPP to support certain grandfathered participants by making a payment in the fourth quarter of 2020 of approximately $8 to $9 million to the National VAPP. The Company recorded a pre-tax charge of approximately $286 million ($213 million, net of tax) in the third quarter of fiscal 2020 to record the withdrawal liability for these benefits earned for prior service.
NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SUPERVALU INC. ("SuperValu"), which was then the owner of New Albertsons L.P., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers'

compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $40.1 million as of December 5, 2020 and $90.3 million as of February 29, 2020, respectively.

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

In United States ex rel. Proctor v. Safeway, filed in the U.S. District Court for the Central District of Illinois, the relator alleges that Safeway overcharged government healthcare programs by not providing the government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. The appeal is now pending in the Seventh Circuit Court of Appeals. Oral argument is scheduled for January 19, 2021.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 5, 2020
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$—	$(121.7)	$3.2
Other comprehensive income before reclassifications	10.9	—	9.6	1.3
Amounts reclassified from accumulated other comprehensive income	5.7	—	5.7	—
Tax expense	(4.0)	—	(3.8)	(0.2)
Current-period other comprehensive income, net of tax	12.6	—	11.5	1.1
Ending balance	$(105.9)	$—	$(110.2)	$4.3

	40 weeks ended November 30, 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plans	Other
Beginning balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change (1)	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(31.8)	(44.9)	10.1	3.0
Amounts reclassified from accumulated other comprehensive income	1.5	(1.7)	3.2	—
Tax benefit (expense)	8.0	12.1	(3.4)	(0.7)
Current-period other comprehensive (loss) income, net of tax	(5.7)	(33.3)	24.8	2.8
Ending balance	$85.6	$(29.9)	$113.6	$1.9
(1) Related to the fiscal 2019 adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".
NOTE 9 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units and awards and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Basic net income per Class A common share
Net income	$123.7	$54.8	$994.4	$398.6
Accrued dividends on Convertible Preferred Stock	(27.3)	—	(58.1)	—
Earnings allocated to Convertible Preferred Stock	—	—	(25.4)	—
Net income allocated to Class A common stockholders - Basic	$96.4	$54.8	$910.9	$398.6

Weighted average Class A common shares outstanding - Basic (1)	468.7	579.4	511.0	579.3

Basic net income per Class A common share	$0.21	$0.09	$1.78	$0.69

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$96.4	$54.8	$910.9	$398.6
Accrued dividends on Convertible Preferred Stock	—	—	58.1	—
Earnings allocated to Convertible Preferred Stock	—	—	25.4	—
Net income allocated to Class A common stockholders - Diluted	$96.4	$54.8	$994.4	$398.6

Weighted average Class A common shares outstanding - Basic (1)	468.7	579.4	511.0	579.3
Dilutive effect of:
Restricted stock units and awards	3.4	1.5	4.0	0.5
Convertible preferred stock (2)	—	—	65.3	—
Weighted average Class A common shares outstanding - Diluted (3)	472.1	580.9	580.3	579.8

Diluted net income per Class A common share	$0.20	$0.09	$1.71	$0.69
(1) There were no common shares remaining to be issued for the 12 and 40 weeks ended December 5, 2020, compared to 0.1 million common shares remaining to be issued for the 12 and 40 weeks ended November 30, 2019, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into Common Stock for the period outstanding.
(3) There were 101.6 million potential common shares outstanding related to convertible preferred stock that were antidilutive for the 12 weeks ended December 5, 2020 and no potential common shares outstanding that were antidilutive for the 40 weeks ended December 5, 2020. There were no potential common shares outstanding that were antidilutive for the 12 and 40 weeks ended November 30, 2019.

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
COVID-19
We continue to experience significant increases in demand in stores as people have adjusted to the new circumstances resulting from the COVID-19 pandemic. There also continues to be a substantial increase in customer demand and engagement with our eCommerce offerings as a result of the pandemic, including both home delivery and our Drive Up & Go curbside pickup. We have responded to this increased demand for our eCommerce offerings by hiring additional associates, retaining additional third-party service providers and expanding our Drive Up & Go offerings.

Responding to the pandemic has also significantly increased our expenses. We continue to clean and disinfect all departments, restrooms, and other high-touch points of our stores often, including check stands and service counters, and hourly disinfecting of high-touch areas. This is in addition to our rigorous food safety and sanitation programs that were already in place. We have also provided additional wages and benefits to our associates with appreciation and bonus pay, as well as expanded sick pay.

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

OVERVIEW

As of December 5, 2020, we operated 2,253 retail food and drug stores with 1,727 pharmacies, 400 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. In addition to our retail footprint, we strive to differentiate through our best in class Own Brands and rapidly expanding eCommerce options, which primarily include home delivery sales and Drive Up & Go curbside pickup. The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Stores, beginning of period	2,252	2,262	2,252	2,269
Opened	5	5	7	12
Closed	(4)	(7)	(6)	(21)
Stores, end of period	2,253	2,260	2,253	2,260
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Less than 30,000	202	204	9.0%	9.0%	4.7	4.7
30,000 to 50,000	784	787	34.8%	34.8%	32.9	33.0
More than 50,000	1,267	1,269	56.2%	56.2%	74.8	75.0
Total Stores	2,253	2,260	100.0%	100.0%	112.4	112.7
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of 12 and 40 weeks ended December 5, 2020 to 12 and 40 weeks ended November 30, 2019:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended December 5, 2020 ("third quarter of fiscal 2020" and "first 40 weeks of fiscal 2020") and 12 and 40 weeks ended November 30, 2019 ("third quarter of fiscal 2019" and "first 40 weeks of fiscal 2019").

	12 weeks ended
	December 5, 2020	% of Sales	November 30, 2019	% of Sales
Net sales and other revenue	$15,408.9	100.0%	$14,103.2	100.0%
Cost of sales	10,900.3	70.7	10,108.1	71.7
Gross profit	4,508.6	29.3	3,995.1	28.3
Selling and administrative expenses	4,309.1	28.0	3,807.2	27.0
Gain on property dispositions and impairment losses, net	(59.0)	(0.4)	(18.7)	(0.1)
Operating income	258.5	1.7	206.6	1.4
Interest expense, net	115.9	0.8	154.8	1.1
Loss on debt extinguishment	8.6	0.1	—	—
Other income, net	(19.2)	(0.1)	(15.9)	(0.1)
Income before income taxes	153.2	0.9	67.7	0.4
Income tax expense	29.5	0.2	12.9	0.1
Net income	$123.7	0.7%	$54.8	0.3%

	40 weeks ended
	December 5, 2020	% of Sales	November 30, 2019	% of Sales
Net sales and other revenue	$53,918.1	100.0%	$47,018.3	100.0%
Cost of sales	38,063.1	70.6	33,842.1	72.0
Gross profit	15,855.0	29.4	13,176.2	28.0
Selling and administrative expenses	14,109.7	26.2	12,548.4	26.7
Gain on property dispositions and impairment losses, net	(47.0)	(0.1)	(482.7)	(1.0)
Operating income	1,792.3	3.3	1,110.5	2.3
Interest expense, net	425.1	0.8	557.5	1.2
Loss on debt extinguishment	57.7	0.1	65.8	0.1
Other income, net	(27.5)	(0.1)	(21.9)	—
Income before income taxes	1,337.0	2.5	509.1	1.0
Income tax expense	342.6	0.6	110.5	0.2
Net income	$994.4	1.9%	$398.6	0.8%
Net Sales and Other Revenue
Net sales and other revenue increased 9.3% to $15,408.9 million for the third quarter of fiscal 2020 from $14,103.2 million for the third quarter of fiscal 2019. The increase in Net sales and other revenue was primarily driven by our 12.3% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the third quarter of fiscal 2019 and $265.4 million in lower fuel sales.
Net sales and other revenue increased 14.7% to $53,918.1 million for the first 40 weeks of fiscal 2020 from $47,018.3 million for the first 40 weeks of fiscal 2019. The increase in Net sales and other revenue was primarily driven by our 18.4% increase in identical sales, partially offset by a reduction in sales related to the stores closed since the third quarter of fiscal 2019 and $975.1 million in lower fuel sales.

Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer internet sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended December 5, 2020 and the 12 and 40 weeks ended November 30, 2019, respectively, were:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Identical sales, excluding fuel	12.3%	2.7%	18.4%	2.1%

The increase in identical sales for the third quarter of fiscal 2020 and first 40 weeks of fiscal 2020 was a direct result of significant demand due to the COVID-19 pandemic, including 225% growth in our digital sales during the third quarter of fiscal 2020 as more customers shifted to online home delivery and Drive Up & Go.

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

Gross profit margin increased to 29.3% during the third quarter of fiscal 2020 compared to 28.3% during the third quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 25 basis points compared to the third quarter of fiscal 2019. The increase in gross profit margin was driven by improvements in shrink expense and leveraging of our distribution, warehousing and supplies costs, partially offset by expenses related to our growth in digital sales and select investments in promotions and price. The increase was also partially offset by $19.1 million of costs related to the COVID-19 pandemic, including expanded sick pay, incremental labor for enhanced cleaning and health screening to support and protect our supply chain employees and other warehousing and inventory costs.

Third quarter of fiscal 2020 vs. Third quarter of fiscal 2019	Basis point increase (decrease)
Shrink	55
Distribution, warehousing and supplies	7
Depreciation and rent expense	2
Advertising and sales and product mix	(20)
COVID-19 pandemic related costs	(13)
Other	(6)
Total	25

Gross profit margin increased to 29.4% during the first 40 weeks of fiscal 2020 compared to 28.0% during the first 40 weeks of fiscal 2019. Excluding the impact of fuel, gross profit margin increased 65 basis points compared to the first 40 weeks of fiscal 2019. The increase in gross profit margin was driven by improvements in shrink expense and leveraging of our distribution, warehousing and supplies costs. Gross profit margin was also favorably impacted from leveraging of advertising costs and shifts in sales mix which was partially offset by expenses related to our growth in digital sales and select investments in promotions and price. The increase was also partially offset by $97.0 million of costs related to the COVID-19 pandemic, including employee appreciation pay, expanded sick pay, incremental labor for enhanced cleaning and health screening to support and protect our supply chain employees and other warehousing and inventory costs.

First 40 weeks of fiscal 2020 vs. First 40 weeks of fiscal 2019	Basis point increase (decrease)
Shrink	67
Distribution, warehousing and supplies	7
Advertising and sales and product mix	7
Depreciation and rent expense	3
COVID-19 pandemic related costs	(19)
Total	65

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 28.0% of Net sales and other revenue during the third quarter of fiscal 2020 compared to 27.0% of Net sales and other revenue for the third quarter of fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 40 basis points during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily driven by the $285.7 million charge related to the previously announced withdrawal from the UFCW National Fund, partially offset by rent and occupancy costs, depreciation and amortization and employee wage and benefit costs, attributable to sales leverage driven by significantly higher identical sales. Selling and administrative expenses were also favorably impacted by lower third-party fees and services, partially driven by cost reduction initiatives. Employee wage and benefit costs included $117.0 million of COVID-19 pandemic related incremental labor, which includes $44.7 million in bonus pay to front-line associates and $72.3 million for enhanced cleaning and health screening and expanded sick pay to front-line associates. In addition, we also incurred $13.7 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees.

Third quarter of fiscal 2020 vs. Third quarter of fiscal 2019	Basis point increase (decrease)
Rent and occupancy costs	(50)
Depreciation and amortization	(41)
Third-party fees and services	(21)
Employee wage and benefit costs	(12)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	9
Other (1)	155
Total	40
(1) Includes the $285.7 million charge related to the UFCW National Fund withdrawal. See Note 6 - Employee benefit plans, included elsewhere in this document, for more information.

Selling and administrative expenses decreased to 26.2% of Net sales and other revenue during the first 40 weeks of fiscal 2020 compared to 26.7% of Net sales and other revenue for the first 40 weeks of fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 120 basis points during the first 40 weeks of fiscal 2020 compared to the first 40 weeks of fiscal 2019. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was driven by employee wage and benefit costs, depreciation and amortization and rent and occupancy costs, attributable to sales leverage driven by significantly higher identical sales. The decrease was also attributable to lower third-party fees and services, partially driven by cost reduction initiatives. The decrease was partially offset by the $285.7 million charge related to the previously announced withdrawal from the UFCW National Fund. Employee wage and benefit costs included

$354.5 million of COVID-19 pandemic related employee appreciation and bonus pay, which includes expanded sick pay, to front-line associates and $275.0 million of incremental labor for enhanced cleaning and health screening. In addition, we also incurred $104.1 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees. We also contributed $53.0 million to hunger relief in our communities during the first 40 weeks of fiscal 2020.

First 40 weeks of fiscal 2020 vs. First 40 weeks of fiscal 2019	Basis point increase (decrease)
Employee wage and benefit costs	(60)
Depreciation and amortization	(60)
Rent and occupancy costs	(60)
Third-party fees and services	(13)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	30
Other (1)	43
Total	(120)
(1) Includes the $285.7 million charge related to the UFCW National Fund withdrawal. See Note 6 - Employee benefit plans, included elsewhere in this document, for more information.

Gain on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2020, net gain on property dispositions and impairment losses was $59.0 million, primarily driven by $62.9 million of gains from the sale of assets, partially offset by $3.9 million of asset impairments. For the third quarter of fiscal 2019, net gain on property dispositions and impairment losses was $18.7 million, primarily driven by $20.9 million of gains from the sale of assets, partially offset by $2.2 million of asset impairments.

For the first 40 weeks of fiscal 2020, net gain on property dispositions and impairment losses was $47.0 million, primarily driven by $73.6 million of gains from the sale of assets, partially offset by $26.6 million of asset impairments, primarily related to right-of-use assets. For the first 40 weeks of fiscal 2019, net gain on property dispositions and impairment losses was $482.7 million, primarily driven by $539.0 million of gains from the sale of assets including $463.6 million of gains related to sale leaseback transactions during the second quarter of fiscal 2019, partially offset by $56.3 million of asset impairments including an impairment loss of $38.6 million related to certain assets of our meal kit operations.

Interest Expense, Net
Interest expense, net was $115.9 million during the third quarter of fiscal 2020 compared to $154.8 million during the third quarter of fiscal 2019. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the third quarter of fiscal 2020 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.3% during the third quarter of fiscal 2019.

Interest expense, net was $425.1 million during the first 40 weeks of fiscal 2020 compared to $557.5 million during the first 40 weeks of fiscal 2019. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during first 40 weeks of fiscal 2020 was 5.9%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.4% during the first 40 weeks of fiscal 2019.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.6 million during third quarter of fiscal 2020 and $57.7 million during the first 40 weeks of fiscal 2020, compared to no loss on debt extinguishment during the third quarter of fiscal 2019 and $65.8 million during the first 40 weeks of fiscal 2019. The loss on debt extinguishment during the third quarter and first 40 weeks of fiscal 2020 primarily consisted of a redemption premium payment and write-off of debt discounts associated with the 2024 Redemption and the September Partial 2025 Redemption. The loss on debt extinguishment during the first 40 weeks of fiscal 2019 primarily consisted of the write-off of debt discounts associated with the tender offer and various repurchases of notes.

Other Income, Net

For the third quarter of fiscal 2020, Other income, net was $19.2 million compared to $15.9 million for the third quarter of fiscal 2019. For the first 40 weeks of fiscal 2020, Other income, net was $27.5 million compared to $21.9 million for the first 40 weeks of fiscal 2019. Other income, net during both the third quarter of fiscal 2020 and the first 40 weeks of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps. Other income, net during both the third quarter of fiscal 2019 and the first 40 weeks of fiscal 2019 was primarily driven by non-service cost components of net pension and post-retirement expense and unrealized gains from non-operating investments.

Income Taxes

Income tax expense was $29.5 million, representing a 19.3% effective tax rate, for the third quarter of fiscal 2020. Income tax expense was $12.9 million, representing a 19.1% effective tax rate, for the third quarter of fiscal 2019. For the first 40 weeks of fiscal 2020, Income tax expense was $342.6 million, representing a 25.6% effective tax rate. Income tax expense was $110.5 million, representing a 21.7% effective tax rate, for the first 40 weeks of fiscal 2019. The increase in income tax expense for both the third quarter of fiscal 2020 and first 40 weeks of fiscal 2020 was primarily driven by the increase in income before income taxes. The effective income tax rate for the third quarter of fiscal 2020 was favorably impacted by discrete benefits related to income tax credits and equity-based compensation deductions. The effective income tax rate for the first 40 weeks of fiscal 2020 was favorably impacted by income tax credits and equity-based compensation, offset by certain nondeductible transaction-related costs. The effective income tax rate for both the third quarter of fiscal 2019 and first 40 weeks of fiscal 2019 was favorably impacted by income tax credits.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Class A Common Share

For the third quarter of fiscal 2020, Adjusted EBITDA was $967.7 million, or 6.3% of Net sales and other revenue, compared to $634.4 million, or 4.5% of Net sales and other revenue, for the third quarter of fiscal 2019. For the first 40 weeks of fiscal 2020, Adjusted EBITDA was $3,607.1 million, or 6.7% of Net sales and other revenue, compared to $2,078.8 million, or 4.4% of Net sales and other revenue for the first 40 weeks of fiscal 2019. The increase in Adjusted EBITDA for the third quarter of fiscal 2020 and first 40 weeks of fiscal 2020 primarily relates to the 12.3% and 18.4% increase in identical sales, respectively, and the improved sales leverage experienced in gross margin and selling and administrative expenses as a percent of sales.

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Numerator:

Net income	$123.7	$54.8	$994.4	$398.6
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(1.9)	0.1	24.0	0.4
Facility closures and transformation (1)(b)	18.6	11.0	34.5	11.0
Acquisition and integration costs (2)(b)	2.0	17.4	10.5	51.0
Equity-based compensation expense (b)	15.1	7.2	43.4	24.8
Gain on property dispositions and impairment losses, net	(59.0)	(18.7)	(47.0)	(482.7)
LIFO expense (a)	14.3	2.6	37.5	18.9
Discretionary COVID-19 pandemic related costs (3)(b)	44.7	—	134.6	—
Civil disruption related costs (4)(b)	—	—	13.0	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering (b)	(1.0)	3.4	23.4	3.4
Amortization of debt discount and deferred financing costs (c)	4.9	25.1	16.1	68.9
Loss on debt extinguishment	8.6	—	57.7	65.8
Amortization of intangible assets resulting from acquisitions (b)	12.9	65.3	43.5	227.0
UFCW National Fund withdrawal (5)(b)	285.7	—	285.7	—
Miscellaneous adjustments (6)(f)	8.6	4.6	56.0	37.7
Tax impact of adjustments to Adjusted net income	(90.6)	(30.6)	(183.1)	(6.9)
Adjusted net income	$386.6	$142.2	$1,544.2	$417.9

Denominator:

Weighted average Class A common shares outstanding - diluted	472.1	580.9	580.3	579.8
Adjustments:
Convertible preferred stock (7)	101.6	—	—	—
Restricted stock units and awards (8)	8.9	6.6	8.3	7.6
Adjusted weighted average Class A common shares outstanding - diluted	582.6	587.5	588.6	587.4

Adjusted net income per Class A common share - diluted	$0.66	$0.24	$2.62	$0.71

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Net income per Class A common share - diluted	$0.20	$0.09	$1.71	$0.69
Convertible preferred stock (7)	0.01	—	—	—
Non-GAAP adjustments (9)	0.46	0.15	0.95	0.03
Restricted stock units and awards (8)	(0.01)	—	(0.04)	(0.01)
Adjusted net income per Class A common share - diluted	$0.66	$0.24	$2.62	$0.71

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Adjusted net income (10)	$386.6	$142.2	$1,544.2	$417.9
Tax impact of adjustments to Adjusted net income	90.6	30.6	183.1	6.9
Income tax expense	29.5	12.9	342.6	110.5
Amortization of debt discount and deferred financing costs (c)	(4.9)	(25.1)	(16.1)	(68.9)
Interest expense, net	115.9	154.8	425.1	557.5
Amortization of intangible assets resulting from acquisitions (b)	(12.9)	(65.3)	(43.5)	(227.0)
Depreciation and amortization (e)	362.9	384.3	1,171.7	1,281.9
Adjusted EBITDA	$967.7	$634.4	$3,607.1	$2,078.8
(1) Includes costs related to closures of operating facilities and third-party consulting fees related to our strategic priorities and associated business transformation.
(2) Related to conversion activities and related costs associated with integrating acquired businesses, primarily the Safeway acquisition. Also includes expenses related to management fees paid in connection with acquisition and financing activities.
(3) Includes $44.7 million in bonus payments related to front-line associates during the third quarter of fiscal 2020. Also includes $53 million of charitable contributions to our communities and hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(4) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May and early June in certain markets.
(5) Related to the previously announced withdrawal from the UFCW National Fund.

(6) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Non-cash lease-related adjustments	$1.2	$7.0	$3.1	$13.3
Lease and lease-related costs for surplus and closed stores	8.8	4.5	38.3	16.5
Net realized and unrealized (gain) loss on non-operating investments	(3.5)	(10.0)	1.2	(2.5)
Certain legal and regulatory accruals and settlements, net	—	0.1	—	(1.8)
Other (a)	2.1	3.0	13.4	12.2
Total miscellaneous adjustments	$8.6	$4.6	$56.0	$37.7
(a) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.
(7) Represents the conversion of convertible preferred stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the convertible preferred stock is antidilutive under GAAP.
(8) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.
(9) Reflects the per share impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted net income above for further details.
(10)Reflects the impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net

(d) (Gain) loss on interest rate and commodity hedges, net:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Cost of sales	$(2.2)	$0.1	$4.3	$0.4
Other income, net	0.3	—	19.7	—
Total (Gain) loss on interest rate and commodity hedges, net	$(1.9)	$0.1	$24.0	$0.4

(e) Depreciation and amortization:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Cost of sales	$37.8	$38.3	$131.9	$128.3
Selling and administrative expenses	325.1	346.0	1,039.8	1,153.6
Total Depreciation and amortization	$362.9	$384.3	$1,171.7	$1,281.9

(f) Miscellaneous adjustments:

	12 weeks ended		40 weeks ended
	December 5, 2020	November 30, 2019	December 5, 2020	November 30, 2019
Selling and administrative expenses	$10.0	$11.9	$44.7	$28.6
Other income, net	(1.4)	(7.3)	11.3	9.1
Total Miscellaneous adjustments	$8.6	$4.6	$56.0	$37.7

Adjusted Free Cash Flow

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow (in millions):

	40 weeks ended
	December 5, 2020	November 30, 2019
Net cash provided by operating activities	$2,996.0	$1,387.0
Income tax expense	342.6	110.5
Deferred income taxes	16.8	40.6
Interest expense, net	425.1	557.5
Operating lease right-of-use assets amortization	(443.9)	(418.3)
Changes in operating assets and liabilities	(397.7)	326.1
Amortization and write-off of deferred financing costs	(16.1)	(35.4)
Contributions to pension and post-retirement benefit plans, net of (income) expense	80.6	16.2
Facility closures and transformation	34.5	11.0
Acquisition and integration costs	10.5	51.0
Discretionary COVID-19 pandemic related costs	134.6	—
Civil disruption related costs	13.0	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	23.4	3.4
UFCW National Fund withdrawal	285.7	—
Other adjustments	102.0	29.2
Adjusted EBITDA	3,607.1	2,078.8
Less: capital expenditures	(1,083.0)	(1,083.7)
Adjusted Free Cash Flow	$2,524.1	$995.1

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	December 5, 2020	November 30, 2019
Cash and cash equivalents and restricted cash at end of period	$1,886.7	$416.6
Cash flows provided by operating activities	2,996.0	1,387.0
Cash flows used in investing activities	(944.3)	(25.4)
Cash flows used in financing activities	(643.9)	(1,912.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,996.0 million for the first 40 weeks of fiscal 2020 compared to $1,387.0 million for the first 40 weeks of fiscal 2019. The increase in cash flow from operations compared to the first 40 weeks of fiscal 2019 was due to improvements in operating performance and changes in working capital primarily related to accounts payable as our business adjusted for the significant increase in sales volume during the first 40 weeks of fiscal 2020, deferral of the employer-paid portion of social security taxes and a decrease in cash paid for interest. These increases were partially offset by the $147.3 million payment to the UFCW National Fund, an increase in cash paid for income taxes, the $75.0 million payment to the UFCW & Employers Midwest Pension Fund pension settlement and additional contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used by Investing Activities

Net cash used in investing activities was $944.3 million for the first 40 weeks of fiscal 2020 compared to $25.4 million for the first 40 weeks of fiscal 2019.

For the first 40 weeks of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $1,083.0 million, partially offset by proceeds from the sale of assets of $143.9 million. Payments for property and equipment included the opening of seven new stores, completion of 225 remodels and continued investment in our digital and eCommerce technology. For the full fiscal year of 2020, we expect capital expenditures to be in the range of $1.65 billion to $1.75 billion. For the first 40 weeks of fiscal 2019, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $1,083.7 million, offset by proceeds from the sale of assets of $1,061.0 million. Payments for property and equipment included the opening of 12 new stores, completion of 153 remodels and continued investment in our digital and eCommerce technology. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs, during the second quarter of fiscal 2019 and certain other property dispositions during the first 40 weeks of fiscal 2019.
Net Cash Used in Financing Activities

Net cash used in financing activities was $643.9 million during the third quarter of fiscal 2020 compared to $1,912.7 million during the third quarter of fiscal 2019.

Net cash used in financing activities during the first 40 weeks of fiscal 2020 consisted primarily of the $1.5 billion issuance and subsequent $1.5 billion redemption of Senior Unsecured Notes (as further discussed below), the $2.0 billion borrowing and subsequent repayment of the ABL Facility, the repurchase of outstanding Class A common stock, the issuance of the Convertible Preferred Stock and dividends paid on our Class A common stock and Convertible Preferred Stock.
Debt Management

On August 31, 2020, we completed the issuance of $750.0 million in aggregate principal amount of 2026 Notes and $750.0 million in aggregate principal amount of 2029 Notes. Proceeds from the New Notes, together with approximately $60 million cash on hand, were used to fund the 2024 Redemption. In connection with the 2024 Redemption, we paid an associated redemption premium of $41.4 million and recorded a $49.1 million loss on debt extinguishment, comprised of the $41.4 million redemption premium and $7.7 million write-off of deferred financings costs.

On September 16, 2020, remaining proceeds from the New Notes were used to fund the September Partial 2025 Redemption. In connection with the September Partial 2025 Redemption, we paid an associated redemption premium of $7.2 million. We recorded an $8.6 million loss on debt extinguishment related to the September Partial 2025 Redemption, comprised of the $7.2 million redemption premium and a $1.4 million write-off of deferred financing costs.

On December 22, 2020, subsequent to the end of the third quarter of fiscal 2020, we completed the issuance of $600.0 million in aggregate principal amount of Additional 2029 Notes. The Additional 2029 Notes were issued under the same indenture as the 2029 Notes issued by us on August 31, 2020. Interest on the Additional 2029 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021. The Additional 2029 Notes have not been and will not be registered with the SEC. The Additional 2029 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the our subsidiaries that are not issuers under the indenture governing such Additional 2029 Notes. On January 4, 2021, proceeds from the

Additional 2029 Notes, together with approximately $230 million of cash on hand, were used to fund the January Partial 2025 Redemption.

On March 12, 2020, we provided notice to the lenders of our ABL Facility to borrow $2.0 billion as a precautionary measure in order to increase our cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $2.0 billion in full on June 19, 2020 and as of December 5, 2020, we had no borrowings outstanding under our $4.0 billion ABL Facility and total availability of approximately $3.6 billion (net of letter of credit usage).

Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.75 billion to $5.25 billion, which includes anticipated requirements for working capital, capital expenditures, including pending acquisitions, pension obligations, interest payments and scheduled principal payments of debt, dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020 and December 15, 2020, we declared a quarterly cash dividend of $36.4 million and $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on September 30, 2020 and December 30, 2020, respectively.

In connection with the IPO, we established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Common Stock in an annual amount equal to $0.400 per common share. On October 14, 2020, we announced the first quarterly dividend payment of $0.100 per common share which was paid on November 10, 2020 to stockholders of record as of the close of business on October 26, 2020. On January 12, 2021, we announced the next quarterly dividend payment of $0.100 per common share to be paid on February 10, 2021 to stockholders of record as of the close of business on January 26, 2021.

Common Stock Repurchase Program

On October 14, 2020, our Board of Directors authorized a new share repurchase program that allows us to repurchase up to $300 million of our Common Stock. Purchases under the Common Stock repurchase program are made opportunistically at management's discretion. During the third quarter of fiscal 2020, as part of the share repurchase program, we repurchased 6,797,962 shares of our Class A common stock for an aggregate purchase price of $102.7 million.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter ended December 5, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)(2)
September 13, 2020 through September 30, 2020	6,837,970	(1)	$12.00	—	$—
October 1, 2020 through October 31, 2020	1,703,200		15.09	1,703,200	274.3
November 1, 2020 through November 30, 2020	5,060,003		15.11	5,060,003	197.8
December 1, 2020 through December 5, 2020	34,759		15.50	34,759	197.3
Total	13,635,932		$13.55	6,797,962	$197.3
(1) On September 14, 2020, the Company repurchased 6,837,970 shares of its outstanding common stock from a stockholder at a price of $12.00 per share.
(2) On October 14, 2020, the Company's Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $300.0 million of the Company's common stock. Purchases under the common stock repurchase program are made opportunistically at management's discretion.
Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.
Item 6 - Exhibits

10.1 Share Repurchase Agreement, dated as of September 14, 2020, by and between Albertsons Companies, Inc. and Gabriel Assets, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2020)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	January 13, 2021	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 13, 2021	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)