Form 10-K
period 2021-02-27
Albertsons Companies, Inc.
filed 2021-04-28
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of September 11, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.4 billion.
As of April 27, 2021, the registrant had 466,514,113 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 27, 2021 (the "Proxy Statement"). Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this Annual Report on Form 10-K.

Albertsons Companies, Inc. and Subsidiaries

As used in this Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries. Our last three fiscal years consisted of the 52 weeks ended February 27, 2021 ("fiscal 2020"), the 53 weeks ended February 29, 2020 ("fiscal 2019") and the 52 weeks ended February 23, 2019 ("fiscal 2018"). Our next three fiscal years consist of the 52 weeks ending February 26, 2022 ("fiscal 2021"), February 25, 2023 ("fiscal 2022") and February 24, 2024 ("fiscal 2023").

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. Words such as "believes," "plans," "anticipates," "estimates," "expects," "intends," "aims," "potential," "will," "would," "could," "considered," "likely," "estimate" and the negatives or variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Statements regarding productivity initiatives and revenue opportunities (and in each case, the components, amounts and/or percentages thereof) are forward-looking statements. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur. These risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include those related to the COVID-19 pandemic, about which there are still many unknowns, including the duration of the pandemic and the extent of its impact. These factors include, but are not limited to, risks and uncertainties discussed in the section of this Annual Report on Form 10-K entitled "Risk Factors." Consequently, all of the forward-looking statements we make in this Annual Report on Form 10-K are qualified by the information contained in this section and the information discussed under "Part I—Item 1A. Risk Factors."

Persons reading this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and only to events as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

SUMMARY RISK FACTORS

The following is a summary of the principal factors that create risk in investing in our securities:

Risks Related to Our Business and Operations

Risks related to:
•various operating factors and economic conditions affecting the food retail industry that may affect our business and operating results;
•the impact of the COVID-19 pandemic; and
•the prices and availability of energy and fuel to manufacture, store, transport and sell products.

Risks Related to Our Future Initiatives

Risks related to:
•being unable to consummate acquisitions in the future on acceptable terms; and
•failing to realize anticipated benefits from our productivity initiatives.

Risks Related to Our Industry

Risks related to:
•the intensity of the competition in our industry;
•our ability to timely identify or effectively respond to consumer trends;
•consolidation in the healthcare industry; and
•the adequacy of our insurance to cover any claims against us.

Risks Related to Our Supply Chain

Risks related to:
•product supply disruptions, especially those to perishable products, including from severe weather and natural disasters;
•threats or potential threats to security of food and drug safety, including the occurrence of a widespread health epidemic and/or pandemic, and loss of confidence in the supply chain; and
•increases in fuel or commodity prices.

Risks Related to Our Workforce

Risks related to:
•our relationship with unions, including labor disputes or work stoppages, and increased pension expenses, contributions and surcharges;
•increases to the minimum wage; and
•the failure to attract and retain qualified associates and key personnel.

Legal and Regulatory Risks

Risks related to:
•unfavorable changes in government regulation and environmental laws;
•unfavorable changes in the tax code;
•legal or other proceedings that could have a material adverse effect on us; and
•our use of insurance and self-insurance to address potential liabilities.

Risks Related to Information Security, Cybersecurity and Data Privacy

Risks related to:
•our dependence on IT systems; and
•improper activities by third parties and the loss of confidence from a data security breach involving our customers or employees.
Risks Related to Our Indebtedness

Risks related to:
•our substantial level of indebtedness and our ability to generate cash;
•our debt instruments limiting our flexibility in operating our business;
•increases in interest rates and/or a downgrade of our credit ratings; and
•liability under certain operating leases that were assigned to third parties.

Risks Related to Owning Our Common Stock

Risks related to:
•the volatility of the price of our common stock and the possibility of a decline regardless of our operating performance;
•our being controlled by our Sponsors (as defined below) who may have conflicts of interest with other stockholders in the future;
•our status as a "controlled company" within the meaning of New York Stock Exchange ("NYSE") rules;
•provisions in our charter documents and certain other agreements that could delay or prevent a change of control;
•the limit on our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees;
•our ability to pay dividends to our stockholders; and
•our Convertible Preferred Stock (as defined below) adversely affecting the market price of our common stock and the rights of our stockholders.

See "Part I—Item 1A. Risk Factors" for a more complete discussion of the material risks facing our business.

NON-GAAP FINANCIAL MEASURES

We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted Net Income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted Net Income Per Class A Common Share as Adjusted Net Income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding at the end of the period. We define Adjusted Free Cash Flow as Adjusted EBITDA less capital expenditures. We define Net Debt as total debt (which includes finance lease obligations and is net of deferred financing costs and original issue discount) minus unrestricted cash and cash equivalents and we define Net Debt Ratio as the ratio of Net Debt to Adjusted EBITDA for the rolling 52 or 53 week period. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and a reconciliation of

Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share and Adjusted Free Cash Flow.

EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share, Adjusted Free Cash Flow and Net Debt Ratio (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross profit, net income per Class A common share and cash provided by operating activities. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share, Adjusted Free Cash Flow and Net Debt Ratio provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Retail Operations

As of February 27, 2021, we operated 2,277 stores across 34 states and the District of Columbia under more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. Additionally, as of February 27, 2021, we operated 1,727 pharmacies, 1,313 in-store branded coffee shops, 400 adjacent fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various digital platforms. Our stores operate in First-and-Main retail locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 67% of the 121 metropolitan statistical areas ("MSAs") in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omni-channel platform, and we have continued to enhance our capabilities to meet customer demand for convenience and flexibility. Our rapidly growing Drive Up & Go curbside pickup service is currently available in approximately 1,420 locations. In addition to our long-established home delivery network, we also collaborate with third parties, including Instacart for rush delivery as well as DoorDash for delivery of our prepared and ready-to-eat offerings. We now offer home delivery services across more than 2,000 of our stores and 12 of the country's top 15 MSAs by population. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the systems, analytics and buying power afforded by an organization with national scale.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Our operating segments and reporting units are made up of 12 divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, have similar distribution methods, operate in similar regulatory environments and purchase merchandise from similar or the same vendors.

Products

Our stores offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2020.

Merchandising and Manufacturing

We offer more than 13,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our shoppers, as evidenced by Own Brands sales of over $14.8 billion in fiscal 2020, an increase of over 13% compared to fiscal 2019.

Own Brands continues to deliver on innovation with more than 1,200 new items launched in fiscal 2020 and plans to launch approximately 800 new Own Brands items annually over the next few years. For example, innovation in the fourth quarter of fiscal 2020 included the launch of new items ranging from pickles in Open Nature, herbs and spices in O Organics, family packs in frozen fruits and vegetables helping to stretch the family budget, and specialty olives in Signature Reserve. Our plant based portfolio expanded to 56 items with $37.6 million in sales in fiscal 2020. We are excited about our O Organics and Open Nature brands, which posted a combined 15.1% growth in sales year-over-year, with over 2,000 items, and we plan to introduce approximately 100 new items for these brands in fiscal 2021. In addition to new item innovation and brand development, Own Brands continues to focus on package redesign to refresh shelf presence and comply with new regulatory nutrition guideline changes.

As measured by units for fiscal 2020, 10.4% of our Own Brands merchandise was manufactured in Company-owned facilities, and the remainder of our Own Brands merchandise was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that our scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 27, 2021, we operated 20 food production plants. These plants consisted of seven milk plants, four soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Distribution

As of February 27, 2021, we operated 22 strategically located distribution centers, approximately 36% of which are owned or ground-leased. Our distribution centers collectively provide approximately 66% of all products to our retail operating areas.

Marketing and Advertising

Our marketing efforts involve collaboration between our national marketing and merchandising team and local divisions and stores. We augment the local division teams with corporate resources and are focused on providing expertise, sharing best practices and leveraging scale in partnership with leading consumer packaged goods vendors. Our corporate teams support divisions by providing strategic guidance in order to drive key areas of our business, including pharmacy, general merchandise and our Own Brands. Our local marketing teams set brand strategy and communicate brand messages through our integrated digital and physical marketing and advertising channels. We operate in 121 MSAs and are ranked #1 or #2 by market share in 67% of these markets. We maintain price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our just for U loyalty program, including both personalized deals and digital coupons, as well as gas and grocery rewards, to target promotional activity and improve our customers' experience. We have 25.4 million households currently enrolled in our loyalty program. We have achieved significant success with active participants in our just for U program, which drives higher sales and customer retention. We have recently deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. By leveraging customer and transaction information with data driven analytics, our "personalized deal engine" is able to select, out of the thousands of different promotions offered by our suppliers, the offers that we expect will be most compelling to each of our more than 30 million weekly customers. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

Raw Materials

Various agricultural commodities constitute the principal raw materials used by us in the manufacture of our food products. We believe that raw materials for our products are not in short supply, and all are readily available from a wide variety of independent suppliers.

Environmental

Our operations are subject to regulation under environmental laws, including those relating to waste management, air emissions and underground storage tanks. In addition, as an owner and operator of commercial real estate, we may be subject to liability under applicable environmental laws for clean-up of contamination at our facilities. Compliance with, and clean-up liability under, these laws has not had and is not expected to have a material adverse effect upon our business, financial condition, liquidity or operating results.

We work hard to maintain the highest standards of environmental stewardship (including sustainably sourced products). As our most recent sustainability report shows, we recycled more than 25 million pounds of plastic film and 780 million pounds of cardboard from our operations and completed over 1,400 energy efficiency projects across 475 facilities. Moreover, 100% of our Own Brands Waterfront BISTRO and Open Nature seafood is sourced to meet our Responsible Seafood Policy, achieving our commitment three years ahead of our 2022 goal.

Human Capital

As of February 27, 2021, Albertsons Companies, Inc. employed approximately 300,000 full- and part-time associates who serve our more than 30 million weekly customers. We recognize that our associates are a key component of delighting our customers. As such, we are proud to offer them myriad opportunities to grow and advance their careers. For example, we provide our associates with training and development opportunities through on-the-job training, mentoring programs, eLearning and classroom-style learning. We have also partnered with industry associations to provide access to relevant continuing retail education opportunities through colleges around the country. Over the last year our associates from the front lines to our offices completed over six million hours of training through various programs. In fiscal 2020, more than 60,000 of our associates celebrated at least 15 years of service, and more than 43,000 of them celebrated over 20 years of service.

Diversity and Inclusion

We are committed to advancing diversity and inclusion by helping ensure that everyone — customers, associates, people in the neighborhoods in which we operate and business partners — are treated with courtesy, dignity and respect and have equal access to resources, products, and opportunities to succeed.

Our commitment to diversity and inclusion and thoughtful people practices is a core element of our philosophy, ensuring our associates in our stores, offices, distribution centers and other operations reflect the diverse communities we serve. We believe in a diverse and inclusive workplace that fosters personal growth, develops talent and harnesses the power of different and unique perspectives. We recognize and appreciate the variety of backgrounds and characteristics that make individuals unique, while providing a work environment that promotes and celebrates individual and collective achievement.

We believe that diverse perspectives strengthen and enrich our stores, our Company and our society. Diversity and inclusion are components of our programs for recruitment, development and training of associates and leaders. We provide opportunities for each person in our company to contribute their ideas, talents and enthusiasm to our success. Associates can participate in various associate resource and network groups, such as the Women’s

Inspiration and Inclusion Network ("WIIN"), the Hispanic Leadership Network, the Asian Network, the African American Leadership Council, and the Albertsons Pride Alliance.

We support equal employment opportunity in hiring, development and advancement for all qualified persons without regard to race, color, religion, age, sex, national origin, ancestry, physical or mental disability, veteran status, sexual orientation, gender identity, marital status or any other status protected by law. We provide reasonable accommodations for applicants and associates with disabilities. We will not tolerate unlawful discrimination in any aspect of employment, nor will we tolerate harassment of any individual or group on the basis of any protected characteristic. Over the past few years, more than 241,000 associates have completed Diversity and Inclusion Training.

Cultural Principles

As a company, our purpose is to bring happiness and well-being to families and communities, because life happens around food. To achieve our purpose, we focus on a set of six fundamental values:
•Inclusivity: We always value everyone's perspective.
•Compassion: We always treat each other and our customers with kindness and respect.
•Teamwork: We always support and recognize each other.
•Competition: We always act with integrity to win over the customer.
•Learning: We always strive to grow and develop ourselves and others.
•Ownership: We always take actions to drive our success.

Total Rewards

We offer health and wellness benefits to keep our associates at their best along with a competitive compensation package. This includes comprehensive wages and benefits to meet the varying needs of our associates and their families. Our benefit programs include health care insurance, dental, vision, life, disability and other forms of insurance benefits, paid time off, flexible work schedules, family leave, associate assistance programs and 401(k) plans among many others, based on eligibility. In response to the COVID-19 pandemic, we provided enhanced hourly pay, including bonuses to frontline associates and paid time off to associates who tested positive or were quarantined due to exposure, resulting in more than $400 million in additional compensation.

Labor Relations

As of February 27, 2021, approximately 210,000 of our 300,000 employees were covered by collective bargaining agreements. During fiscal 2020, collective bargaining agreements covering approximately 27,000 employees were renegotiated. Collective bargaining agreements covering approximately 67,000 employees have expired or are scheduled to expire in fiscal 2021. We have sought to actively manage our participation in multiemployer pension plans through active negotiations with union officials, pension plan trustees, other contributing employers and the Pension Benefit Guaranty Corporation ("PBGC") in order to best provide our employees fair wages, comprehensive retirement packages and other benefits.

Community

Throughout the nation, in the neighborhoods served by our stores, the passion of our employees and the generosity of our customers serve as the backbone of our history of giving back to these communities. It is the foundation of our business. We champion giving back, and we are proud that our associates and our Company contribute funds, talent and time to the causes that are important in the many communities in which we operate.

As a grocer, no greater cause hits closer to home for us than hunger relief. Each year, we donate millions of pounds of food to food banks, pantries and other agencies that are on the front lines in the fight against hunger in America through Nourishing Neighbors. Our 2,277 stores support hunger relief efforts and other community causes through fundraising campaigns in conjunction with the Albertsons Companies Foundation, our nonprofit.

The Albertsons Companies Foundation supports causes that impact our customers' lives. Our stores provide the opportunity to mobilize funding and create awareness in our neighborhoods through our employees' passion, partnerships with our vendors and the generous contributions by our customers.

Overall, as a company, we work in collaboration with thousands of local organizations and seek to improve the quality of life in the communities we serve. We take pride in ensuring that most of the funds we raise stay in local communities and reflect what is important to our employees and customers.

During fiscal 2020, along with the Albertsons Companies Foundation, we gave $260 million in food and financial support, including $94 million through our Nourishing Neighbors Program to ensure those living in the communities in which we operate have enough to eat. In addition, 65,000 people were connected with SNAP benefits through our funding. We also made a $5 million commitment to organizations supporting social justice, including the National Urban League and the NAACP Legal Defense Fund. These efforts have helped millions of people in the areas of hunger relief, education, cancer research and treatment, social justice and programs for people with disabilities and veterans' outreach.

We are proud of who we are, the products we offer and the people we have the pleasure of serving every day. We will continue to do the right thing, for the right reasons, and hold ourselves accountable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 28, 2021:

Name	Age	Position
Vivek Sankaran	58	President, Chief Executive Officer and Director
Susan Morris	52	Executive Vice President and Chief Operations Officer
Anuj Dhanda	58	Executive Vice President and Chief Information Officer
Robert B. Dimond	59	Executive Vice President and Chief Financial Officer
Michael Theilmann	57	Executive Vice President and Chief Human Resources Officer
Geoff White	55	Executive Vice President and Chief Merchandising Officer
Christine Rupp	52	Executive Vice President and Chief Customer and Digital Officer
Justin Ewing	52	Executive Vice President, Corporate Development and Real Estate
Juliette W. Pryor	56	Executive Vice President, General Counsel and Secretary

Vivek Sankaran, President, Chief Executive Officer and Director. Mr. Sankaran has served as our President, Chief Executive Officer and Director since April 2019. Mr. Sankaran previously served from January 2019 to March 2019 as Chief Executive Officer of PepsiCo Foods North America, which includes Frito-Lay North America ("Frito-Lay"). There he led PepsiCo, Inc.'s ("PepsiCo") snack and convenient foods business. Prior to that, Mr. Sankaran served as President and Chief Operating Officer of Frito-Lay from April 2016 to December 2018; Chief Operating Officer of Frito-Lay from February 2016 to April 2016; Chief Commercial Officer, North America of PepsiCo from 2014 to February 2016, where he led PepsiCo's cross-divisional performance across its North American customers; Chief Customer Officer of Frito-Lay from 2012 to 2014; Senior Vice President and General Manager of Frito-Lay's South business unit from 2011 to 2012; and Senior Vice President, Corporate Strategy and Development of PepsiCo from 2009 to 2010. Before joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey and Company, where he served various Fortune 100 companies, bringing a strong focus on strategy and operations. Mr. Sankaran co-led the firm's North American purchasing and supply management practice and was on the leadership team of the North American retail practice. Mr. Sankaran also serves on the Board of Directors of The Guardian Life Insurance Company of America, one of the nation’s largest mutual life insurers, where he also serves as a member of the Human Resources and Governance Committee. Mr. Sankaran has an MBA from the University of Michigan, a master's degree in manufacturing from the Georgia Institute of Technology and a bachelor's degree in mechanical engineering from the Indian Institute of Technology in Chennai.

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

Anuj Dhanda, Executive Vice President and Chief Information Officer. Mr. Dhanda has been our Executive Vice President and Chief Information Officer since December 2015. Prior to joining the Company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain since March 2015, and as its Chief Information Officer since September 2013. Previously, Mr. Dhanda served at PNC Financial Services as Chief Information Officer from March 2008 to August 2013, after having served in other senior information technology and business positions at PNC Bank from 1995 to 2013.

Robert B. Dimond, Executive Vice President and Chief Financial Officer. Mr. Dimond has been our Chief Financial Officer since February 2014. Prior to joining the Company, Mr. Dimond previously served as Executive Vice President, Chief Financial Officer and Treasurer at Nash Finch Co., a food distributor, from 2007 to 2013. Mr. Dimond has over 31 years of financial and senior executive management experience in the retail food and distribution industry. Mr. Dimond has served as Chief Financial Officer and Senior Vice President of Wild Oats, Group Vice President and Chief Financial Officer for the western region of Kroger, Group Vice President and Chief Financial Officer of Fred Meyer, Inc. and as Vice President, Administration and Controller for Smith's Food and Drug Centers Inc., a regional supermarket chain. Mr. Dimond is a Certified Public Accountant.

Michael Theilmann, Executive Vice President and Chief Human Resources Officer. Mr. Theilmann has been our Executive Vice President and Chief Human Resources Officer since August 2019. Mr. Theilmann previously served as Global Practice Managing Partner, Human Resources Officers Practice, from February 2018 to August 2019, and as Partner, Consumer Markets Practice, from June 2017 to January 2018, of Heidrick & Struggles International Incorporated, a worldwide executive search firm. Prior to that, Mr. Theilmann served as Managing Director of Slome Capital LLC, a family office, from April 2013 to June 2017. Mr. Theilmann also served as Group Executive Vice President, from 2010 to 2012, and as Executive Vice President, Chief Human Resources & Administrative Officer, from 2005 to 2009, of J.C. Penney Company, Inc., a national department store chain. Mr. Theilmann has been a director of Leapyear Technologies, Inc. since July 2015 and Catapult Health LLC since October 2013.

Geoff White, Executive Vice President and Chief Merchandising Officer. Mr. White has been our Executive Vice President and Chief Merchandising Officer since September 2019. Mr. White previously served as president of our Own Brands division since April 2017. Prior to that, Mr. White served as senior vice president of marketing and merchandising for the Northern California Division from 2015 to April 2017. From 2004 to 2015, Mr. White held various leadership roles, including director of Canadian produce operations, at Safeway Inc. ("Safeway"). Mr. White started his career as a general clerk at Safeway in Burnaby, British Columbia, in 1981.

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

Justin Ewing, Executive Vice President, Corporate Development and Real Estate. Mr. Ewing has been our Executive Vice President of Corporate Development and Real Estate since January 2015. Previously, Mr. Ewing had served as our Senior Vice President of Corporate Development and Real Estate since 2013, as Vice President of Real Estate and Development since 2011 and as Vice President of Corporate Development since 2006, when Mr. Ewing originally joined the Company from the operations group at Cerberus. Prior to his work with Cerberus, Mr. Ewing was with Trowbridge Group, a strategic sourcing firm. Mr. Ewing also spent over 13 years with PricewaterhouseCoopers LLP. Mr. Ewing is a Chartered Accountant with the Institute of Chartered Accountants of England and Wales.

Juliette W. Pryor, Executive Vice President, General Counsel and Secretary. Ms. Pryor has been our Executive Vice President and General Counsel since June 2020. Ms. Pryor previously served as senior vice president, general counsel and corporate secretary for Cox Enterprises, Inc., a leading communications and automotive services company, since October 2016. Prior to that, Ms. Pryor served as executive vice president, general counsel and chief compliance officer for US Foods, Inc., a leading U.S. foodservice distributor, from February 2009 to October 2016, and as senior vice president and deputy general counsel from May 2005 to February 2009. From 2002 to 2005, Ms. Pryor was in private practice with the law firm Skadden Arps Slate Meagher & Flom LLP. Before joining Skadden, Ms. Pryor was general counsel and corporate secretary for e.spire Communications, Inc., a NASDAQ-listed telecommunications company. Ms. Pryor currently serves on the board and as a member of the Audit Committee of Genuine Parts Company, an NYSE-listed service organization engaged in the distribution of automotive replacement parts and industrial replacement parts and materials. Ms. Pryor received a B.A. from Fisk University and a J.D. from Georgetown University, where she also received a M.S. from the school of foreign service.

Seasonality

Our business is generally not seasonal in nature, but a larger share of annual revenues may be generated in November and December due to the major holidays.

Competitive Environment

The food and drug retail industry is highly competitive. The principal competitive factors that affect our business are location, quality, price, service, selection, convenience and condition of assets such as our stores. The operating environment for the food and drug retailing industry continues to be characterized by intense competition, aggressive expansion, increasing specialization of retail and online formats, entry of non-traditional competitors and consolidation.

We face intense competition from other food and/or drug retailers, supercenters, club stores, online retailers, specialty and niche supermarkets, "limited assortment" stores, drug stores, general merchandisers, wholesale stores, discount stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants and a growing number of internet-based home delivery and meal solution companies. We and our competitors engage in price and non-price competition which, from time to time, has adversely affected our operating margins. Our competition includes, but is not limited to, traditional and specialty supermarkets, natural and organic food stores, general merchandise supercenters, membership clubs, online retailers, home delivery companies, meal kit services and pharmacies. Our competitive position depends on successfully competing on product quality and selection, store quality, shopping experience, customer service, convenience and price.

Item 1A - Risk Factors

There are risks and uncertainties that can affect our business. The significant risk factors are discussed below. The following information should be read together with "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, which includes forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

Risks Related to Our Business and Operations

Various operating factors and general economic conditions affecting the food retail industry may affect our business and may adversely affect our business and operating results.

Our operations and financial performance are affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. For the majority of fiscal 2019 and prior years, the combination of an improving economy, lower unemployment, higher wages and lower gasoline prices had contributed to increased consumer confidence. However, as a result of the COVID-19 pandemic during fiscal 2020, there continues to be substantial uncertainty about the strength of the economy, which may currently be in a recession and has experienced rapid increases in unemployment rates, as well as uncertainty about the pace of recovery despite the fiscal stimulus that Congress enacted. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are currently highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the pandemic on our customers and suppliers, the duration of the federal and local state declarations of emergency and the associated remedial actions and stimulus measures adopted by federal and local governments, including vaccination capabilities and rates, continued measures to assure social distancing and to what extent normal economic and operating conditions can resume. We are also unable to predict the extent, implementation and effectiveness of any government-funded benefit programs and stimulus packages on employment levels and on demand for our products.

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

An increase in fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. As well, both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross profit margins. Most food items and categories experienced price inflation in fiscal 2020; however, prices for some other major food categories, such as fresh fruits, decreased. We are unable to predict the direction of the economy or fuel prices or if deflationary trends will occur. If the economy weakens, fuel prices increase or deflationary trends occur, our business and operating results could be adversely affected.

Our business has been, and will continue to be, impacted by the COVID-19 pandemic.

The COVID-19 pandemic continues to pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. As the pandemic grew throughout fiscal 2020, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to social distance or self-quarantine increased. Many states, including California, Washington State and other states in which we operate and have a significant number of stores, at various points during the COVID-19 pandemic declared a state of emergency, closed schools and non-essential businesses and enacted limitations on the number of people allowed to gather at one time in the same space. These rules, as well as the general fear that causes people to avoid gathering in public places, may adversely affect our customer traffic, our ability to adequately staff our stores and operations and our ability to transport product on a timely basis.

While other types of retail stores had to shut down for prolonged periods of time, we continued to operate our stores during the COVID-19 pandemic as an "essential" business under relevant federal, state and local mandates. To the extent those closure regulations remain or return, if the classification of what is an "essential" business changes or other government regulations are adopted, we may be required to severely curtail operations, including customer traffic, which would significantly and adversely impact our sales and revenue. While we have taken many protective measures in our stores, including, among others, spacing requirements, single direction aisles, senior and compromised customer-only hours, plexiglass shields at checkout and providing masks and gloves to our front line employees, there can be no assurance that these measures will be sufficient to protect our store employees and customers. We have, and may in the future again be required to, temporarily close stores, offices or distribution centers for cleaning and/or to quarantine employees in the event that an employee develops COVID-19. We proactively paused self-service operations, such as soup bars, wing bars, salad bars and olive bars. These factors could impact the ability of our stores to maintain normal hours of operation or to have sufficient inventory which may disrupt our business and negatively impact our financial results. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

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

Risks Related to Our Future Initiatives

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
Although we have identified and are in the early stages of implementing a broad range of new, specific productivity initiatives to help offset cost inflation, fund growth and drive earnings, there can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or timeframe, if at all. Certain of these initiatives involve significant changes in our operating processes and systems that could result in disruptions in our operations. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. The actual benefits of our productivity initiatives, if achieved, may be lower than we expect and may take longer than anticipated. While certain projects are well underway and contributing as expected, in other cases, we temporarily paused some of our initiatives to ensure we are first taking care of our customers and our communities, while focusing on the safety of our associates during the COVID-19 pandemic.

Risks Related to Our Industry

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

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. In addition, we face increasing competition from online distributors of pharmaceutical products. Although we have accelerated the expansion of our digital business, including to respond to increased customer demand as a result of the pandemic, and offer our customers the ability to shop online for both home delivery and Drive Up & Go curbside pickup, there is no assurance that these online initiatives will be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross profits or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment and the development of our digital offerings, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

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

It is difficult to predict consistently and successfully the products and services our customers will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could lead us to offer our customers a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores and the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer digital and loyalty solutions that are both cost effective and compelling. Our failure to anticipate or respond to customer expectations for products, services, digital and loyalty programs would adversely affect the demand for our products and services and our market share and could have an adverse effect on our performance, margins and operating income.

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

We currently operate 1,727 pharmacies and, as a result, we are exposed to risks inherent in the packaging, dispensing, distribution and disposal of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers, as well as increased regulatory risks and related costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

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

Risks Related to Our Supply Chain

Product supply disruptions, especially those to perishable products, may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on perishable products. Perishable sales accounted for 42% of our revenue in fiscal 2020. We rely on various suppliers and vendors to provide and deliver our perishable and other product inventory on a continuous basis. We could suffer significant perishable and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. Due to the COVID-19 pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions. The supply of meat products has been impacted by the shutdown of certain key production facilities due to workforce illness. We have good working relationships with major meat suppliers, smaller domestic suppliers and international suppliers, and we stay in regular contact to assess production capacity and product availability. Nonetheless, we have experienced reduced allocations on a range of meat products, and we have had to expand our supplier portfolio or make adjustments to our merchandising plans to support in-stock conditions for our customers. Based on current discussions with industry leaders, we anticipate that the meat supply chain will remain challenging for the near future. The supply of each product will return to pre-COVID-19 levels at different times, and there can be no assurance that our efforts to ensure in-stock positions for all of the products that our customers require will be successful.

Severe weather and natural disasters may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, wildfires, extended winter storms, heat waves or tornadoes, as well as other natural disasters in areas in which we have stores or distribution centers or from which we source or obtain products have caused and may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force in a market, temporary disruption in the manufacture of products, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or stores, a reduction in customer traffic and a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt our business and adversely affect our business. For example, in February 2021, Texas experienced a severe winter storm, with temperatures in many parts of the state reaching debilitating lows, which caused an increase in expenses for our divisions operating there.

Threats or potential threats to security of food and drug safety, the occurrence of a widespread health epidemic and/or pandemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic, such as of influenza or, specifically, the recent COVID-19 pandemic, could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.

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

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, such as the concerns during fiscal 2020 and fiscal 2019 relating to the COVID-19 pandemic and fiscal 2018 relating to romaine lettuce, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such product. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 400 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline. Increased regulation or significant increases in wholesale fuel costs could result in lower gross profit on fuel sales, and demand could be affected by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

We make in-store pricing decisions on a regional basis depending on the competitive landscape. We also set our pricing based on the cost of doing business on a regional basis, as a result of occupancy and labor costs that vary by region. At the same time, we frequently discuss ways to lower our costs with our consumer packaged goods partners based upon our scale and sales momentum. Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices worldwide have been volatile. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially. Suppliers, like us, are incurring additional costs to respond to the COVID-19 pandemic and may seek to pass those costs through to us. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Risks Related to Our Workforce

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 27, 2021, approximately 210,000 of our employees were covered by collective bargaining agreements. Collective bargaining agreements covering approximately 67,000 of our employees have expired or are scheduled to expire in fiscal 2021. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating cash flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

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

In addition, we currently contribute to 27 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the Pension Protection Act of 2006 ("PPA"), contributions in addition to those made pursuant to a collective bargaining agreement may be required in limited circumstances.

Pension expenses for multiemployer pension plans are recognized by us as contributions are made. Generally, benefits are based on a fixed amount for each year of service. Our recurring contributions to multiemployer plans were $524.0 million, $469.3 million and $451.1 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of a number of employers contributing to these plans. Though we are not obligated nor the guarantor for any of the underfunding of multiemployer plans to which we contribute, as of December 31, 2020, we attempted to estimate our share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's share of the underfunding of multiemployer plans to which we contribute was $4.7 billion. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that includes the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate could also change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the PPA, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount needed to pay pension benefits through the plan year ending 2051. Though significant uncertainty remains in determining how the special assistance program will work and the PBGC is expected to issue guidance or regulations within 120 days of enactment, we expect the special financial assistance program to provide the necessary funding for the multiemployer plans to which we contribute to remain solvent through at least 2051 in addition to ensuring the solvency of the PBGC, which is the guarantor of participant benefits for the multiemployer plans.

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

We were the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA"), which was projected by FELRA to become insolvent in the first quarter of 2021, and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). On March 5, 2020, we agreed with the two applicable local unions to new collective bargaining agreements pursuant to which we contribute to FELRA and MAP. These agreements were subject to final approval by the PBGC, the local unions and the largest contributing employer, which was reached on December 31, 2020. In connection with these final agreements, to address the pending insolvency of FELRA, we and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA (the "Combined Plan") on December 31, 2020. As a result, we withdrew from the Combined Plan under the terms of the agreement with the applicable unions, the largest contributing employer and the PBGC and received a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. As a result, commencing February 2021, we are required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces our previous annual contribution to both MAP and FELRA. In addition to the $23.2 million annual payment, we will contribute to a new multiemployer pension plan limited to providing benefits to the former participants in MAP and FELRA in excess of the benefits the PBGC insures under law (the "Excess Plan"). These contributions are expected to commence in June 2022 and are currently expected to be $13.7 million annually for 10 years. Furthermore, we are also establishing and will contribute to a new Variable Annuity Pension Plan (the "Combined VAPP") that provides benefits to participants for future services, effective January 1, 2021. We will contribute approximately $4.0 million to the Combined VAPP to fund certain administrative expenses and establish a stabilization reserve for the Combined VAPP.

Effective as of June 30, 2020, we completely withdrew from the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"). We and nine UFCW local unions entered into a Memorandum of Understanding that permitted the withdrawal and required the establishment of a new Variable Annuity Pension Plan that will provide benefits to participants for future services, effective as of July 1, 2020. As a result, we will pay, by June 2023, an aggregate of $285.7 million to the National Fund, in full satisfaction of our withdrawal liability amount and mass withdrawal liability amount.

See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" for more information relating to our participation in these multiemployer pension plans.

The minimum wage continues to increase and is subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage. For example, as of February 27, 2021, we employed approximately 76,000 associates in California, where the current minimum wage was increased to $14.00 per hour, effective January 1, 2021, and will increase to $15.00 per hour by January 1, 2022. In Massachusetts, where we employed approximately 11,700 associates as of February 27, 2021, the minimum wage increased to $13.50 per hour, effective January 1, 2021, and will reach $15.00 per hour by 2023. In New Jersey, where we employed approximately 7,500 associates as of February 27, 2021, the minimum wage increased to $12.00 per hour, effective January 1, 2021, and will reach $15.00 per hour by 2024. In Maryland, where we employed approximately 7,500 associates as of February 27, 2021, the minimum wage increased to $11.75 per hour, effective January 1, 2021, and will reach $15.00 per hour by 2025. Moreover, municipalities may set minimum wages above the applicable state standards. For example, the minimum wage in Seattle, Washington, where we employed approximately 2,000 associates as of February 27, 2021, increased to $16.69 per hour effective January 1, 2021 for employers with more than 500 employees nationwide. In Chicago, Illinois, where we employed approximately 6,800 associates as of February 27, 2021, the minimum wage increased to $14.00 per hour effective July 1, 2020. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

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

To meet our requirements for increased labor in order to meet customer demand in store and across digital channels, we partnered with major companies to provide temporary jobs to their employees who were furloughed or had their hours cut. We have increased hiring since the beginning of fiscal 2020, partnering with more than 35 companies to help keep Americans working, and as of February 27, 2021 had approximately 300,000 associates. To the extent that our need for increased labor continues, we will need to hire and train additional employees to fill the roles performed by these temporary employees. This increase in associates and the wages that we must pay them will impact our profitability during the period that they are with us.

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

Legal and Regulatory Risks

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

Unfavorable changes in the tax code could adversely impact our results of operations, financial position and liquidity.

Changes in tax laws or their interpretations could adversely affect us. For example, prior to the 2020 U.S. presidential election, President Biden proposed, among other changes to the tax code, an increase in the U.S. corporate tax income rate from 21% to 28%. We are unable to predict whether any of these changes will ultimately be enacted, however if any or all of these (or similar) proposals are ultimately enacted into law, they could have a negative impact on our effective tax rate, cash tax liability, and cash tax refunds.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could cause disruptions and expose us to potentially significant liabilities.

Our operations, including our 400 fuel centers, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We may also be exposed to legal proceedings arising out of the COVID-19 pandemic, including potential wrongful death actions brought on behalf of employees that contracted COVID-19 and allegations of improper pricing of necessities during the COVID-19 pandemic. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

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

Risks Related to Information Security, Cybersecurity and Data Privacy

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

We have a significant amount of indebtedness. As of February 27, 2021, we had approximately $7.8 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.6 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 27, 2021, we and our subsidiaries had approximately $0.6 billion of finance lease obligations.

Our substantial indebtedness could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and

•limit our ability to borrow additional funds.

In addition, there can be no assurance that we will be able to refinance any of our debt or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:
•sales of assets;
•sales of equity; or
•negotiations with our lenders to restructure the applicable debt.

Our debt instruments may restrict, or market or business conditions may limit, our ability to obtain additional indebtedness, refinance our indebtedness or use some of our options.

Despite our significant indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern the New Albertsons L.P.'s ("NALP") 6.52% to 7.15% Medium-Term Notes, due July 2027-June 2028, 7.75% Debentures due June 2026, 7.45% Senior Debentures due August 2029, 8.70% Senior Debentures due May 2030 and 8.00% Senior Debentures due May 2031 (collectively, the "NALP Notes"), Safeway's 4.75% Senior Notes due December 2021, 7.45% Senior Debentures due September 2027 and 7.25% Senior Debentures due February 2031 (collectively, the "Safeway Notes"), and ACI's 3.5% Senior Notes due February 2023 (the "2023 Notes"), 5.750% Senior Notes due September 2025 (the "2025 Notes"), 7.5% Senior Notes due March 2026, 3.250% Senior Notes due March 2026 (the "New 2026 Notes"), 4.625% Senior Notes due January 2027 (the "2027 Notes"), 5.875% Senior Notes due February 2028 (the "2028 Notes"), 3.500% Senior Notes due March 2029 (the "2029 Notes") and 4.875% Senior Notes due February 2030 (the "2030 Notes") permit us to incur significant additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness, we require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance the indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, as described in the section entitled "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In addition, in July 2017, the U.K. Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve and what, if any, effect these changes, other reforms or the establishment of alternative reference rates may have on instruments that calculate interest rates based on LIBOR including our ABL Facility. Additionally, changes in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time. For more information, see "Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our debt instruments limit our flexibility in operating our business.

Our debt instruments contain various covenants that limit our and our restricted subsidiaries' ability to engage in specified types of transactions. A breach of any of these covenants could result in a default under our debt instruments. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. In addition, certain of the covenants governing the ABL Facility and our existing notes restrict, among other things, our and our restricted subsidiaries' ability to:
•incur additional indebtedness or provide guarantees in respect of obligations of other persons;
•pay dividends on, repurchase or make distributions to our owners or make other restricted payments or make certain investments;
•prepay, redeem or repurchase debt;
•make loans, investments and capital expenditures;
•sell or otherwise dispose of certain assets;
•incur liens;
•engage in sale leaseback transactions;
•restrict dividends, loans or asset transfers from our subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into a new or different line of business; and
•enter into certain transactions with our affiliates.

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

We may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, including as a result of the economic dislocation caused by the COVID-19 pandemic, we could be responsible for the lease obligation. Due to the wide dispersion among third parties and the variety of remedies available, we believe that if an assignee became insolvent it would not have a material effect on our financial condition, results of operations or cash flows.

Risks Related to Owning Our Common Stock

The price of our common stock may be volatile or may decline regardless of our operating performance, and you may suffer a decline in value.

The market price of our common stock is volatile and may be influenced by many factors, some of which are beyond our control, including:
•the failure of securities analysts to cover our common stock, or changes in financial estimates by analysts;
•changes in, or investors' perception of, the food and drug retail industry;
•the activities of competitors;
•future issuances and sales of our common stock, including in connection with acquisitions;
•our quarterly or annual earnings or those of other companies in our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•regulatory or legal developments in the United States;
•litigation involving us, our industry, or both; and
•general economic conditions.

In addition, the stock market often experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of a particular company. These broad market fluctuations and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. As a result of these factors, you may suffer a decline in value.

We are controlled by Cerberus, Klaff Realty, L.P., Schottenstein Stores Corp., Lubert-Adler Partners, L.P. and Kimco Realty Corporation (collectively, the "Sponsors") and they may have conflicts of interest with other stockholders in the future.

Our Sponsors control in the aggregate approximately 78.6% of our common stock. As a result, our Sponsors are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Four of our 14 directors are either employees of, or advisors to, members of our Sponsors. Our Sponsors also have sufficient voting power to amend our organizational documents. The interests of our Sponsors may not coincide with the interests of other holders of our common stock. Additionally, our Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the outstanding shares of our common stock, our Sponsors will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

Our Sponsors, as a group, control a majority of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

Provisions in our charter documents, certain agreements governing our indebtedness, our stockholders agreement with our Sponsors, dated June 25, 2020 (the "Stockholders' Agreement") and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

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

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:
•from and after such date that our Sponsors and their respective Affiliates (as defined in Rule 12b-2 of the Exchange Act), or any person who is an express assignee or designee of their respective rights under our certificate of incorporation (and such assignee's or designee's Affiliates) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the "50% Trigger Date"), the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;
•prior to the 50% Trigger Date, only our board of directors and the Sponsors are expressly authorized to make, alter or repeal our bylaws and, from and after the 50% Trigger Date, our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;
•from and after the 50% Trigger Date, the manner in which stockholders can remove directors from the board will be limited;
•from and after the 50% Trigger Date, stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent will be prohibited;
•from and after such date that our Sponsors and their respective Affiliates (or any person who is an express assignee or designee of our Sponsors' respective rights under our certificate of incorporation (and such assignee's or designee's Affiliates)) ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the "35% Trigger Date"), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;
•limits on who may call stockholder meetings;
•requirements on any stockholder (or group of stockholders acting in concert), other than, prior to the 35% Trigger Date, the Sponsors, who seeks to transact business at a meeting or nominate directors for election to submit a list of derivative interests in any of our company's securities, including any short interests and synthetic equity interests held by such proposing stockholder;
•requirements on any stockholder (or group of stockholders acting in concert) who seeks to nominate directors for election to submit a list of "related party transactions" with the proposed nominee(s) (as if such nominating person were a registrant pursuant to Item 404 of Regulation S-K, and the proposed nominee was an executive officer or director of the "registrant"); and
•our board of directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquiror, effectively preventing acquisitions that have not been approved by our board of directors.

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

Certain rights of the holders of the Company's Series A-1 convertible preferred stock ("Series A-1 Preferred Stock") and Series A convertible preferred stock ("Series A Preferred Stock" and together with the Series A-1 Preferred Stock, the "Convertible Preferred Stock") could delay or prevent an otherwise beneficial takeover or takeover attempt of the Company.

Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. For example, if a Fundamental Change (as defined in each of the certificate of designations of the Series A-1 Preferred Stock (the "Series A-1 Certificate of Designations") and the certificate of designations of the Series A Preferred Stock (the "Series A-1 Certificate of Designations" and together with the Series A Certificate of Designations, the "Certificate of Designations")) were to occur, holders of the Convertible Preferred Stock, if issued, may have the right to convert their Convertible Preferred Stock, in whole or in part, at an increased conversion rate and will also be entitled to receive a make-whole amount equal to the present value of all remaining dividend payments on their Convertible Preferred Stock as described in the Certificate of Designations governing the Convertible Preferred Stock. The holders of our Convertible Preferred Stock (the "Preferred Investors") also hold the Investor Exchange Right (as defined in the Certificate of Designations governing the Convertible Preferred Stock) which may be exercised if any of the following were to occur: (i) the seventh anniversary of June 9, 2020, so long as any shares of Convertible Preferred Stock are outstanding, (ii) the fourth anniversary of an initial public offering, if a Fundamental Change occurs and the related Fundamental Change Stock Price (as defined in the Certificate of Designations governing the Convertible Preferred Stock) is less than the conversion price, (iii) a downgrade by one or more gradations (including gradations within ratings categories as well as between ratings categories) or withdrawal of our credit rating, as a result of which our credit rating is B- (or Moody's equivalent) or lower, (iv) the failure by us to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a bankruptcy filing. These features of the Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that our stockholders might sell shares of common stock could also create a perceived overhang and depress our market price. The market price for shares of our common stock may drop when the restrictions on resale by certain of our stockholders and independent directors lapse.

The Preferred Investors are also subject to certain additional transfer restrictions with respect to the Convertible Preferred Stock and the shares of common stock issuable pursuant to the Convertible Preferred Stock (the "Conversion Shares"). The Preferred Investors will not be able to transfer the shares of common stock issuable pursuant to the Conversion Shares, other than to affiliated entities or in connection with a Fundamental Change, prior to the 18 month anniversary of June 9, 2020. Prior to the seven month anniversary of June 9, 2020, the Preferred Investors have the right to transfer shares of Convertible Preferred Stock only to their affiliated entities, another Preferred Investor or its affiliated entities (with any transferee thereof bound by same transferability/lock-up provisions hereof). Until the 18 month anniversary of June 9, 2020, the Preferred Investors, and their respective affiliated entities, are required to collectively continue to hold greater than 50% of the shares of Convertible Preferred Stock (or Conversion Shares).

In addition, our Sponsors and the Preferred Investors have substantial demand and incidental registration rights. Among them, we must use our reasonable best efforts to file and maintain effective a shelf registration statement for all registrable securities held by the Preferred Investors by no later than 18 months after June 9, 2020. We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our securities and debt agreements, including the ABL Facility, our existing notes and the Convertible Preferred Stock.

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. Effective fiscal 2020, we have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock in an annual amount equal to $0.400 per common share. Our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, so long as any shares of our Convertible Preferred Stock remain outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Convertible Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any financing arrangements that we are currently a party to, including the ABL Facility and our existing notes, to or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

We have 414,425,334 shares of Class A common stock and 150,000,000 shares of Class A-1 common stock authorized but unissued under our certificate of incorporation, excluding 101,612,000 shares of common stock and Class A-1 common stock reserved for issuance upon conversion of the Convertible Preferred Stock. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

We have reserved a maximum of 43,563,800 shares of our common stock for issuance under existing awards of restricted stock units (following the conversion of our outstanding phantom units granted under our phantom unit plan) and for awards that may be issued under the Incentive Plan. Any common stock that we issue, including under our 2020 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.

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

From and after such time as (i) it is lawful under Section 8 of the Clayton Antitrust Act of 1914 for the Preferred Investors affiliated with Apollo (the "Apollo Preferred Investors") to designate a director to our board of directors and (ii) any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of our voting securities expires or is terminated with respect to the Apollo Preferred Investors, and, so long as the Apollo Preferred Investors and their affiliates hold at least 25% of the Convertible Preferred Stock issued on June 9, 2020 (or 25% of the Conversion Shares), the Apollo Preferred Investors will have the right to designate one director to our board of directors. On June 29, 2020, the Preferred Investors affiliated with HPS Investment Partners, LLC (the "HPS Preferred Investors") were relieved from these same antitrust restrictions allowing the HPS Preferred Investors the right to designate one director to our board of directors. This right to elect directors will dilute the representation of the holders of our common stock on our board of directors and may adversely affect the market price of our common stock.

Our subsidiary ACI Real Estate Company LLC, a Delaware limited liability company ("RE LLC"), which owns a significant portion of our real estate, is subject to certain restrictions under the Amended and Restated Real Estate Agreement by and between ACI Real Estate Company LLC and AL RE Investor Holdings, LLC ("RE Investor"), dated June 9, 2020 (as amended, the "Real Estate Agreement"), which could affect our ability to execute our operational and strategic objectives.

Prior to June 9, 2020, we underwent a real estate reorganization. As a result of such reorganization, certain subsidiaries of RE LLC (such subsidiaries, the "SPEs") that are subsidiaries of RE LLC own the real property assets ("Real Estate Assets"), consisting of approximately 240 fee owned store properties which were to have an appraised value of approximately $2.9 billion. RE LLC also deposited into escrow such amount of cash as was necessary to make up any shortfall, which cash amount of approximately $36.5 million was deposited with an escrow agent (the "Escrow Agent"). Immediately prior to June 9, 2020, RE Holdings I, RE Holdings II, RE LLC and each of the SPEs (collectively, the "RE LLC Entities") entered into amended and restated operating agreements. Our wholly-owned subsidiary Safeway is the only member of RE Holdings I with the ability to vote on any matters. Each of the RE LLC Entities has a board of five members, which includes two independent directors. However, the RE Investor was admitted to each of the RE LLC Entities as a "Special Non-Economic Member." As a Special Non-Economic Member, the RE Investor has certain approval rights relating to the real estate portfolio, that Unitary Master Sublease between ACI Real Estate Company LLC, as landlord, and the entities set forth therein, as tenant, dated June 9, 2020 (the "Master Lease Agreement"), affiliate transactions and the issuance of securities or other instruments that rank pari passu or senior. These approval rights could limit our ability to implement future strategic objectives.

The RE Investor could exercise the Investor Exchange Right, which provides it with certain unilateral rights, upon the occurrence of specified trigger events, that could cause us to lose ownership of all or part of our indirect interest in the SPEs or their Real Estate Assets unless we redeem all of the outstanding Convertible Preferred Stock.

The Real Estate Agreement provides the RE Investor with the unilateral right, upon the occurrence of specified trigger events, to exercise the Investor Exchange Right to exchange all of the outstanding Convertible Preferred Stock for certain Real Estate Assets or the equity of the SPEs holding such Real Estate Assets. The Investor

Exchange Right may be exercised if any of the following were to occur: (i) the seventh anniversary of June 9, 2020, so long as any shares of Convertible Preferred Stock are outstanding, (ii) the fourth anniversary of an initial public offering, if a Fundamental Change occurs and the related Fundamental Change Stock Price is less than the conversion price, (iii) a downgrade by one or more gradations (including gradations within ratings categories as well as between ratings categories) or withdrawal of our credit rating, as a result of which our credit rating is B- (or Moody's equivalent) or lower, (iv) the failure by us to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a bankruptcy filing. The Investor Exchange Right may be exercised unless we redeem all of the outstanding Convertible Preferred Stock at a redemption price, if such redemption occurs after we receive a notice of intent to exercise the Investor Exchange Right, equal to the product of (x) the aggregate Fixed Liquidation Preference (as defined in the applicable Certificate of Designations) of the Convertible Preferred Stock of such holder then outstanding and (y) 110%, plus accrued and unpaid dividends to, but not including, the date of redemption. However, after receiving a notice of intent to exercise the Investor Exchange Right we may not be able to effectuate the redemption at that time.

If we do not redeem the Convertible Preferred Stock, the RE Investor can exercise the Investor Exchange Right by delivering to RE LLC and the Escrow Agent a notice directing the Escrow Agent to release from escrow: (1) at our election, any cash that may be held by the Escrow Agent and (2) at the RE Investor's option, (A) special warranty deeds for the transfer to the RE Investor or its designee of Real Estate Assets (collectively, the "Transfer Instruments") with respect to the SPEs, selected in the RE Investor's sole discretion, which collectively own Real Estate Assets having an aggregate appraised value (as set forth in an appraisal (an "Initial Exchange Appraisal") for each Real Estate Asset) equal to not more than (x) 130% of the Real Estate Proceeds Target Amount (as defined in the Real Estate Agreement) less (y) the Cash Distribution Amount (as defined in the Real Estate Agreement), if any, multiplied by 118.18% or (B) Transfer Instruments with respect to the such Real Estate Assets.

Upon consummation of the Real Estate Settlement (as defined in the Real Estate Agreement), the SPEs selected by the RE Investor or, in the case of Real Estate Assets selected by the RE Investor, a special purpose entity newly formed by the RE Investor will automatically enter into a master lease with the applicable tenant substantially the same as the Master Lease Agreement solely with respect to the Real Estate Assets that have been transferred, directly or indirectly to the RE Investor and the Master Lease Agreement will be amended to remove such transferred Real Estate Assets. Following the delivery of the release notice by the RE Investor to RE LLC and Escrow Agent, the RE Investor will have 180 days (the "Initial Realization Period") to sell the SPEs or Real Estate Assets that are released to the RE Investor by the Escrow Agent (the "Owned Sale Properties").

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 27, 2021, we operated 2,277 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	134	Louisiana	16	Oregon	122
Arkansas	1	Maine	21	Pennsylvania	50
California	593	Maryland	67	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	7	Montana	38	Texas	209
Delaware	18	Nebraska	5	Utah	6
District of Columbia	12	Nevada	50	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	40
Idaho	42	New Jersey	88	Washington	217
Illinois	183	New Mexico	34	Wyoming	14
Indiana	4	New York	19

The following table summarizes our stores by size as of February 27, 2021:

Square Footage	Number of stores	Percent of total
Less than 30,000	221	9.7%
30,000 to 50,000	789	34.7%
More than 50,000	1,267	55.6%
Total stores	2,277	100.0%

We own or ground-lease approximately 39% of our operating stores and 51% of our industrial properties (distribution centers, warehouses and manufacturing plants).

Our corporate headquarters are located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California and Phoenix, Arizona. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in "Part II - Item 8. Financial Statement and Supplementary Data - Note 14."

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

Item 4 - Mine Safety Disclosures

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information for Common Stock

The Company's Class A common stock began trading on the New York Stock Exchange (the "NYSE") on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's common stock. As of April 27, 2021, there were 165 holders of record of our Class A common stock.

Dividends

The holders of the Company's Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020, December 15, 2020 and March 15, 2021, we declared a quarterly cash dividend of an aggregate of $36.4 million, $29.5 million and $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on September 30, 2020, December 30, 2020 and March 30, 2021, respectively.

In connection with our initial public offering, we established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock in an annual amount equal to $0.400 per common share. During fiscal 2020, we paid quarterly cash dividends of $0.100 per common share on November 10, 2020 and February 10, 2021, to stockholders of record as of October 26, 2020 and January 26, 2021, respectively. On April 13, 2021, we announced the next quarterly dividend payment of $0.100 per common share to be paid on May 10, 2021 to stockholders of record as of the close of business on April 26, 2021.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Class A common stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 26, 2020 (the date our Class A common stock commenced trading on the NYSE) through February 27, 2021. The graph assumes an investment of $100 in our Class A common stock at market close on June 26, 2020 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Class A common stock.

Comparison of Cumulative Total Return (Since Listing)
$150
$125
$100
$75
$50
6/26/2020
7/18/2020
8/15/2020
9/12/2020
10/10/2020
11/7/2020
12/5/2020
1/2/2021
1/30/2021
2/27/2021
ACI
S&P 500
S&P 500 Retail

	6/26/20	7/18/20	8/15/20	9/12/20	10/10/20	11/7/20	12/5/20	1/2/21	1/30/21	2/27/21
ACI	$100.00	$99.35	$96.12	$91.59	$92.30	$100.94	$97.42	$114.55	$113.79	$105.93
S&P 500	100.00	107.17	112.09	111.03	115.56	116.63	122.93	124.83	123.44	126.66
S&P 500 Retail	100.00	108.95	116.29	115.51	121.58	121.44	119.00	122.10	120.66	119.26

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)
December 6, 2020 through January 2, 2021	1,090,358	$15.07	1,090,358	$180.9
January 3, 2021 through January 30, 2021	—	—	—	—
January 31, 2021 through February 27, 2021	—	—	—	—
Total	1,090,358	$15.07	1,090,358	$180.9
(1) On October 14, 2020, the Company's board of directors authorized a share repurchase program that allows the Company to repurchase up to $300.0 million of the Company's common stock.

Item 6 - Selected Financial Information

The selected consolidated financial information set forth below is derived from our annual Consolidated Financial Statements for the periods indicated below, including the Consolidated Balance Sheets at February 27, 2021 and February 29, 2020 and the related Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the 52 weeks ended February 27, 2021, the 53 weeks ended February 29, 2020 and the 52 weeks ended February 23, 2019 and notes thereto appearing elsewhere in this Form 10-K.

(dollars in millions, except per share data)	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
Results of Operations
Net sales and other revenue	$69,690.4	$62,455.1	$60,534.5	$59,924.6	$59,678.2
Gross Profit	20,414.5	17,594.2	16,894.6	16,361.1	16,640.5
Selling and administrative expenses	18,835.8	16,641.9	16,272.3	16,208.7	16,072.1
(Gain) loss on property dispositions and impairment losses, net	(38.8)	(484.8)	(165.0)	66.7	(39.2)
Goodwill impairment	—	—	—	142.3	—
Operating income (loss)	1,617.5	1,437.1	787.3	(56.6)	607.6
Interest expense, net	538.2	698.0	830.8	874.8	1,003.8
Loss (gain) on debt extinguishment	85.3	111.4	8.7	(4.7)	111.7
Other (income) expense, net	(134.7)	28.5	(104.4)	(9.2)	(44.3)
Income (loss) before income taxes	1,128.7	599.2	52.2	(917.5)	(463.6)
Income tax expense (benefit)	278.5	132.8	(78.9)	(963.8)	(90.3)
Net income (loss)	$850.2	$466.4	$131.1	$46.3	$(373.3)

Balance Sheet (at end of period)
Cash and cash equivalents	$1,717.0	$470.7	$926.1	$670.3	$1,219.2
Total assets (1)	26,598.0	24,735.1	20,776.6	21,812.3	23,755.0
Convertible preferred stock	1,599.1	—	—	—	—
Total stockholders' equity	1,324.3	2,278.1	1,450.7	1,398.2	1,371.2
Total debt, including finance leases	8,313.6	8,714.7	10,586.4	11,875.8	12,337.9
Net cash provided by operating activities	3,902.5	1,903.9	1,687.9	1,018.8	1,813.5
Per Share Data
Basic net income (loss) per Class A common share	$1.53	$0.80	$0.23	$0.08	$(0.64)
Diluted net income (loss) per Class A common share	$1.47	$0.80	$0.23	$0.08	$(0.64)
Weighted average Class A common shares outstanding (in millions):
Basic	500	579	580	579	579
Diluted	578	580	581	579	579
Cash dividends per Class A common share	$0.20	$—	$—	$—	$—
(1) The Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", and related amendments as of February 24, 2019 under the modified retrospective approach and, therefore, have not revised comparative periods. Under Topic 842, leases historically classified as capital leases are now referred to as finance leases. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1" for additional information.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 filed with the SEC on May 13, 2020, which provides comparisons of fiscal 2019 and fiscal 2018. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Our last three fiscal years consisted of the 52 weeks ended February 27, 2021 ("fiscal 2020"), the 53 weeks ended February 29, 2020 ("fiscal 2019") and the 52 weeks ended February 23, 2019 ("fiscal 2018"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2020 OVERVIEW

We are one of the largest food retailers in the United States, with 2,277 stores across 34 states and the District of Columbia. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 300,000 talented and dedicated employees, as of February 27, 2021, who serve on average more than 30 million customers each week. Additionally, as of February 27, 2021, we operated 1,727 pharmacies, 1,313 in-store branded coffee shops, 400 adjacent fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various online platforms.

Fiscal 2020 was a transformative year for us and included many accomplishments. As we faced the challenges brought upon by the COVID-19 pandemic, we adapted quickly to the market environment and became a more nimble and efficient retailer, driven by digital and technology enhancements across our business. We made significant progress against all of our strategic priorities, including in-store excellence, accelerating our digital and omni-channel capabilities, driving productivity and strengthening our talent and culture. Identical sales growth was 16.9%, excluding fuel, during fiscal 2020, driven in part by our 258% digital sales growth, which underscores our strong omni-channel capabilities that allow customers to complete their shopping with us in any way they want. We accomplished all of this while prioritizing the health and safety of our customers and associates.

We have achieved significant success with active participants in our just for U loyalty program, which drives higher sales and customer retention., with participation growing 20%, reaching 25.4 million users. We offer more than 13,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our customers as evidenced by Own Brands sales of over $14.8 billion in fiscal 2020, an increase of over 13% compared to fiscal 2019. Own Brands continues to deliver on innovation with more than 1,200 new items launched in fiscal 2020 and plans to launch approximately 800 new Own Brands items annually over the next few years.

We have learned valuable lessons as a result of the ongoing COVID-19 pandemic, including gaining a better understanding of our customers' preferences, and we are making the investments that position us well to meet their needs both in-store and online.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,630 million during fiscal 2020 as we opened nine new stores, completed 409 upgrades and remodels and acquired 27 stores operated by Kings Food Markets and Balducci's Food Lovers Market. Fiscal 2020

saw a significant acceleration in customer preferences towards digital, and we invested more than $300 million to accelerate our offerings and launched new capabilities that build on our strengths, as well as drive scale and profitability. We launched 834 new Drive Up & Go locations, which is now available in 1,420 stores. We continue to make progress in strengthening the balance sheet, reducing our Net Debt Ratio to 1.5x as of the end of fiscal 2020 compared to 2.9x at the end of fiscal 2019. Capital returns to shareholders in fiscal 2020 included our $0.10 per share quarterly dividend which began in November 2020, and repurchases of our common stock of $119.1 million under the existing $300.0 million authorization.

We have developed and begun to implement specific productivity initiatives across our business to help fund growth and offset cost inflation. The initiatives include operational efficiencies such as shrink management and labor efficiencies, purchasing and procurement, improved promotional effectiveness and leveraging corporate overhead, including continued modernization of our IT infrastructure. These initiatives are well on their way as we realized over $500 million in productivity savings during fiscal 2020.

In addition, during fiscal 2020, along with the Albertsons Companies Foundation, we gave $260 million in food and financial support, including $94 million through our Nourishing Neighbors Program to ensure those living in the communities in which we operate have enough to eat. We have also been partnering with the Department of Health and Human Services and local health authorities to administer free COVID-19 vaccines to our local communities and, as of April 23, 2021, have administered more than 3.1 million doses.

COVID-19

The health and safety of our associates and customers has been our highest priority during the COVID-19 pandemic. Responding to the pandemic has also significantly increased our expenses. We continue to clean and disinfect all departments, restrooms, and other high-touch points of our stores often, including check stands and service counters. We have implemented social distancing practices in our stores and facilities and provided protective equipment which includes physical safety barriers and facemasks for associates. This is in addition to our rigorous food safety and sanitation programs that were already in place. During fiscal 2020, we incurred incremental COVID-19 costs of nearly $1,000 million which includes the various cleaning and safety measures. We have also provided additional wages and benefits to our associates through appreciation and bonus pay plus expanded sick pay.

We continue to experience significant increases in demand in stores as people have adjusted to the new circumstances resulting from the COVID-19 pandemic. There also continues to be a substantial increase in customer demand and engagement with our digital offerings because of the pandemic, including both home delivery and our Drive Up & Go curbside pickup. We have responded to this increased demand for our digital offerings by hiring additional associates, retaining additional third-party service providers and expanding our Drive Up & Go offerings.

We believe that some of the changes that have been implemented, in our stores and the country as a whole, will be permanent. However, the ultimate significance of the pandemic on our financial condition, results of operations or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and the nature and effectiveness of governmental and public actions taken in response.

Fiscal 2020 highlights

In summary, our financial and operating highlights for fiscal 2020 include:
•Identical sales growth of 16.9%
•Digital sales growth of 258%
•Net income per Class A common share of $1.47

•Adjusted Net Income Per Class A Common Share of $3.24
•Operating cash flows of $3,903 million
•Adjusted EBITDA of $4,524 million
•Over $500 million in savings from productivity initiatives
•Reduced Net Debt Ratio to 1.5x at the end of fiscal 2020 compared to 2.9x in fiscal 2019
•Opened nine new stores and completed 409 upgrade and remodel projects
•Launched 834 new Drive Up & Go locations
•Acquired 27 Kings and Balducci's stores

Stores
The following table shows stores operating, acquired, opened and closed during the periods presented:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Stores, beginning of period	2,252	2,269	2,318
Acquired (1)	26	—	—
Opened	9	14	6
Closed	(10)	(31)	(55)
Stores, end of period	2,277	2,252	2,269
(1) Fiscal 2020 excludes one store acquired from Kings and Balducci's that transferred to us subsequent to the end of the fourth quarter of fiscal 2020.
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Less than 30,000	221	204	9.7%	9.1%	5.1	4.7
30,000 to 50,000	789	784	34.7%	34.8%	33.0	32.9
More than 50,000	1,267	1,264	55.6%	56.1%	74.9	74.7
Total Stores	2,277	2,252	100.0%	100.0%	113.0	112.3
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

NON-GAAP FINANCIAL MEASURES
EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share, Adjusted Free Cash Flow and Net Debt Ratio (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross profit, net income per Class A common share and net cash provided by operating activities. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Class A Common Share, Adjusted Free Cash Flow and Net Debt Ratio provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

RESULTS OF OPERATIONS
The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2020 compared to fiscal 2019. For discussion of our Consolidated Statements of Operations for fiscal 2019 compared to fiscal 2018, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 filed with the SEC on May 13, 2020.
Summary of Consolidated Statements of Operations (in millions):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
Net sales and other revenue	$69,690.4	100.0%	$62,455.1	100.0%	$60,534.5	100.0%
Cost of sales	49,275.9	70.7	44,860.9	71.8	43,639.9	72.1
Gross profit	20,414.5	29.3	17,594.2	28.2	16,894.6	27.9
Selling and administrative expenses	18,835.8	27.0	16,641.9	26.6	16,272.3	26.9
Gain on property dispositions and impairment losses, net	(38.8)	(0.1)	(484.8)	(0.7)	(165.0)	(0.3)
Operating income	1,617.5	2.4	1,437.1	2.3	787.3	1.3
Interest expense, net	538.2	0.8	698.0	1.1	830.8	1.4
Loss on debt extinguishment	85.3	0.1	111.4	0.2	8.7	—
Other (income) expense, net	(134.7)	(0.2)	28.5	—	(104.4)	(0.2)
Income before income taxes	1,128.7	1.7	599.2	1.0	52.2	0.1
Income tax expense (benefit)	278.5	0.4	132.8	0.2	(78.9)	(0.1)
Net income	$850.2	1.3%	$466.4	0.8%	$131.1	0.2%

Identical Sales, Excluding Fuel
Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales results, on an actual basis, for the past three fiscal years were as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Identical sales, excluding fuel	16.9%	2.1%	1.0%
Net Sales and Other Revenue
Net sales and other revenue increased $7,235.3 million, or 11.6%, from $62,455.1 million in fiscal 2019 to $69,690.4 million in fiscal 2020. The components of the change in Net sales and other revenue for fiscal 2020 were as follows (in millions):

Fiscal 2020
Net sales and other revenue for fiscal 2019	$62,455.1
Identical sales increase of 16.9%	9,523.1
Decrease in fuel sales	(1,193.9)
Impact of 53rd week in fiscal 2019	(1,067.0)
Decrease in sales due to store closures, net of new store openings	(91.3)
Other (1)	64.4
Net sales and other revenue for fiscal 2020	$69,690.4
(1) Includes changes in non-identical sales, which includes wholesale and other miscellaneous revenue.

The primary increase in Net sales and other revenue in fiscal 2020 as compared to fiscal 2019 was driven by our 16.9% increase in identical sales, partially offset by a decrease in fuel sales of $1,193.9 million and sales due to the additional 53rd week in fiscal 2019. The increase in identical sales for fiscal 2020 was across all of our business segments and a direct result of significant demand due to the COVID-19 pandemic, growth in our digital sales and increases in market share.

Gross Profit
Gross profit represents the portion of Net sales and other revenue remaining after deducting the Cost of sales during the period, including purchase and distribution costs. These costs include, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related delivery and handling costs. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.

Gross profit margin increased 110 basis points to 29.3% in fiscal 2020 compared to 28.2% in fiscal 2019. Excluding the impact of fuel, gross profit margin increased 55 basis points. The increase in fiscal 2020 as compared to fiscal 2019 was primarily attributable to improvements in shrink expense and leveraging of our distribution, warehousing and supplies cost, partially offset by delivery and handling costs related to the growth in digital sales and strategic investments in price. Our gross profit margin was also favorably impacted by the increase in sales of our Own Brands portfolio of products. In addition, our gross profit margin was reduced by $125.7 million of costs related to the COVID-19 pandemic, including expanded sick pay, incremental labor for enhanced cleaning and health screening to support and protect our supply chain employees and other warehousing and inventory costs.

Fiscal 2020 vs. Fiscal 2019	Basis point increase (decrease)
Shrink	66
Distribution, warehousing and supplies	20
Depreciation and rent expense	3
COVID-19 pandemic related costs	(19)
Sales channel, price, product mix and advertising	(15)
LIFO expense	(6)
Other	6
Total	55

Selling and Administrative Expenses
Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses increased 40 basis points to 27.0% of Net sales and other revenue in fiscal 2020 from 26.6% in fiscal 2019. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 20 basis points during fiscal 2020 compared to fiscal 2019. The decrease as a percentage of sales during fiscal 2020 compared to fiscal 2019 was primarily attributable to depreciation and amortization expense, rent and occupancy costs and employee wage and benefit costs due to sales leverage as well as lower third-party expenses and labor efficiencies as a result of our productivity initiatives. The decrease was partially offset by the $607.2 million charge related to the Combined Plan withdrawal and the $285.7 million charge related to the previously announced withdrawal from the UFCW National Fund. Employee wage and benefit costs included $387.1 million of COVID-19 pandemic related employee appreciation and bonus pay, which includes expanded sick pay, to front-line associates and $325.2 million of incremental labor for enhanced cleaning and health screening. In addition, we also incurred $122.6 million in additional COVID-19 pandemic costs related to supplies and outside services, which included personal protective equipment for our stores and employees. We also contributed $53.0 million to hunger relief in our communities during fiscal 2020 related to the COVID-19 pandemic.

Fiscal 2020 vs. Fiscal 2019	Basis point increase (decrease)
Depreciation and amortization	(55)
Rent and occupancy costs	(53)
Employee wage and benefit costs	(49)
Third-party expenses	(13)
COVID-19 pandemic related costs, excluding incremental employee wages and benefits	26
Other (1)	124
Total	(20)
(1) Includes the $607.2 million charge related to the Combined Plan withdrawal in the fourth quarter of fiscal 2020 and the $285.7 million charge related to the UFCW National Fund withdrawal in the third quarter of fiscal 2020. Also includes the favorable settlement of the

UFCW & Employers Midwest Pension Fund withdrawal in the fourth quarter of fiscal 2019. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12" for more information.
Gain on Property Dispositions and Impairment Losses, Net

For fiscal 2020, net gain on property dispositions and impairment losses was $38.8 million, primarily driven by $69.0 million of gains from the sale of assets, including the sale of a distribution center, partially offset by $30.2 million of asset impairments, primarily related to underperforming or closed stores and certain surplus properties. For fiscal 2019, net gain on property dispositions and impairment losses was $484.8 million, primarily driven by gains from the sale of assets of $559.2 million including $463.6 million of gains related to sale leaseback transactions during the second quarter of fiscal 2019, partially offset by $77.4 million of asset impairments including impairment losses of $46.0 million related to certain assets of our meal kit operations and impairment losses related to underperforming or closed stores and certain surplus properties.

Interest Expense, Net

Interest expense, net was $538.2 million in fiscal 2020 and $698.0 million in fiscal 2019. The decrease in Interest expense, net for fiscal 2020 compared to fiscal 2019 is primarily due to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate was 5.8% and 6.4% during fiscal 2020 and fiscal 2019, respectively, excluding amortization of debt discounts and deferred financing costs.

Loss on Debt Extinguishment
During fiscal 2020, we completed the issuance of $750.0 million in aggregate principal amount of New 2026 Notes, $750.0 million in aggregate principal amount of 2029 Notes and $600.0 million in aggregate principal amount of Additional 2029 Notes (as defined below). The proceeds from these issuances along with cash on hand were used to fund the 2020 Redemptions (as defined below). In connection with the 2020 Redemptions, we incurred a loss on debt extinguishment of $85.3 million, comprised of $71.6 million of redemption premiums and $13.7 million of write-offs of debt discounts.
During fiscal 2019, we completed a cash tender offer and early redemption of Safeway Notes and NALP Notes with a par value of $437.0 million and a book value of $397.0 million for $415.3 million. We also repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million. We also repaid our term loan balance in full and, as a result, we wrote-off $15.2 million of deferred financing costs and $29.9 million of original issue discount. Including fees, we recognized an aggregate loss on debt extinguishment related to the tender offer, various repurchases of notes and term loan repayment of $111.4 million.
Other (Income) Expense, Net

For fiscal 2020, other income, net was $134.7 million primarily driven by unrealized gains from non-operating investments, non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps. For fiscal 2019, other expense, net was $28.5 million primarily driven by recognized losses on interest rate swaps, partially offset by non-service cost components of net pension and post-retirement expense.

Income Taxes

Income tax was an expense of $278.5 million, representing a 24.7% effective tax rate, in fiscal 2020 and $132.8 million, representing a 22.2% effective tax rate, in fiscal 2019. The increase in the effective tax rate was primarily driven by the increase in income before taxes relative to the amount of certain tax deductions and credits realized during the comparable fiscal year.

Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Class A Common Share and Adjusted Free Cash Flow

For fiscal 2020, Adjusted EBITDA was $4.5 billion, or 6.5% of Net sales and other revenue, compared to $2.8 billion, or 4.5% of Net sales and other revenue, for fiscal 2019. The increase in Adjusted EBITDA reflects our identical sales increase, and the improved sales leverage experienced in gross margin and selling and administrative expenses as a percent of sales, partially offset by the impact of the extra week in fiscal 2019.

The following tables reconcile Net income to Adjusted Net Income, and Net income per Class A common share to Adjusted Net Income Per Class A Common Share (in millions, except per share data):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Numerator:

Net income	$850.2	$466.4	$131.1
Adjustments:
Loss (gain) on interest rate and commodity hedges, net (e)	16.9	50.6	(1.3)
Facility closures and transformation (1)(b)	58.0	18.3	13.4
Acquisition and integration costs (2)(b)	12.6	60.5	259.7
Equity-based compensation expense (b)	59.0	32.8	47.7
Gain on property dispositions and impairment losses, net	(38.8)	(484.8)	(165.0)
LIFO expense (a)	58.7	18.4	8.0
Discretionary COVID-19 pandemic related costs (3)(b)	134.6	—	—
Civil disruption related costs (4)(b)	13.0	—	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering (b)	23.8	3.7	—
Amortization of debt discount and deferred financing costs (c)	20.3	73.9	63.0
Loss on debt extinguishment	85.3	111.4	8.7
Amortization of intangible assets resulting from acquisitions (b)	55.8	273.6	326.2
Combined Plan and UFCW National Fund withdrawal (5)(b)	892.9	—	—
Miscellaneous adjustments (6)(g)	4.2	35.0	(51.7)
Effect of Tax Cuts and Jobs Act (the "Tax Act") (d)	—	—	(56.9)
Tax impact of adjustments to Adjusted Net Income	(355.1)	(47.7)	(147.1)
Adjusted Net Income	$1,891.4	$612.1	$435.8

Denominator:

Weighted average Class A common shares outstanding - diluted	578.1	580.3	580.7
Adjustments:
Restricted stock units and awards (7)	6.3	6.6	9.4
Adjusted weighted average Class A common shares outstanding – diluted	584.4	586.9	590.1

Adjusted Net Income Per Class A Common Share - diluted	$3.24	$1.04	$0.74

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net income per Class A common share - diluted	$1.47	$0.80	$0.23
Non-GAAP adjustments (8)	1.80	0.25	0.52
Restricted stock units and awards (7)	(0.03)	(0.01)	(0.01)
Adjusted Net Income Per Class A Common Share - diluted	$3.24	$1.04	$0.74

The following table is a reconciliation of Adjusted Net Income to Adjusted EBITDA:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Adjusted Net Income (9)	$1,891.4	$612.1	$435.8
Tax impact of adjustments to Adjusted Net Income	355.1	47.7	147.1
Effect of Tax Act	—	—	56.9
Income tax expense (benefit)	278.5	132.8	(78.9)
Amortization of debt discount and deferred financing costs (c)	(20.3)	(73.9)	(63.0)
Interest expense, net	538.2	698.0	830.8
Amortization of intangible assets resulting from acquisitions (b)	(55.8)	(273.6)	(326.2)
Depreciation and amortization (f)	1,536.9	1,691.3	1,738.8
Adjusted EBITDA (10)	$4,524.0	$2,834.4	$2,741.3
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
(5) Related to the withdrawal from the Combined Plan during the fourth quarter of fiscal 2020 and the withdrawal from the UFCW National Fund during the third quarter of fiscal 2020. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12" for more information.
(6) Miscellaneous adjustments include the following (see table below):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Non-cash lease-related adjustments	$5.3	$21.2	$(13.7)
Lease and lease-related costs for surplus and closed stores	46.0	21.5	19.5
Net realized and unrealized gain on non-operating investments	(85.1)	(1.1)	(17.2)
Adjustments to contingent consideration	—	—	(59.3)
Certain legal and regulatory accruals and settlements, net	12.0	(22.2)	4.0
Other (i)	26.0	15.6	15.0
Total miscellaneous adjustments	$4.2	$35.0	$(51.7)
(i) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.
(7) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.

(8) Reflects the per share impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted Net Income above for further details.
(9) Reflects the impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted Net Income above for further details.
(10) Fiscal 2019 includes an estimated $54 million of incremental Adjusted EBITDA due to the impact of the additional week in fiscal 2019.
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Income tax expense (benefit)
(e) Loss (gain) on interest rate and commodity hedges, net:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cost of sales	$(2.6)	$2.7	$(1.3)
Other (income) expense, net	19.5	47.9	—
Total Loss (gain) on interest rate and commodity hedges, net	$16.9	$50.6	$(1.3)

(f) Depreciation and amortization:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cost of sales	$172.6	$171.5	$207.1
Selling and administrative expenses	1,364.3	1,519.8	1,531.7
Total Depreciation and amortization	$1,536.9	$1,691.3	$1,738.8

(g) Miscellaneous adjustments:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Selling and administrative expenses	$75.6	$21.0	$11.5
Other (income) expense, net	(71.4)	14.0	(63.2)
Total Miscellaneous adjustments	$4.2	$35.0	$(51.7)

The following is a reconciliation of Net cash provided by operating activities to Adjusted Free Cash Flow, which we define as Adjusted EBITDA less capital expenditures (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net cash provided by operating activities	$3,902.5	$1,903.9	$1,687.9
Income tax expense (benefit)	278.5	132.8	(78.9)
Deferred income taxes	112.3	5.9	81.5
Interest expense, net	538.2	698.0	830.8
Operating lease right-of-use assets amortization	(581.5)	(570.3)	—
Changes in operating assets and liabilities	(1,083.6)	575.9	(176.2)
Amortization and write-off of deferred financing costs	(20.9)	(39.8)	(42.7)
Contributions to pension and post-retirement benefit plans, net of (income) expense	96.4	13.0	174.8
Facility closures and transformation	58.0	18.3	13.4
Acquisition and integration costs	12.6	60.5	259.7
Discretionary COVID-19 pandemic related costs	134.6	—	—
Civil disruption related costs	13.0	—	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering	23.8	3.7	—
Combined Plan and UFCW National Fund withdrawal	892.9	—	—
Other adjustments	147.2	32.5	(9.0)
Adjusted EBITDA	4,524.0	2,834.4	2,741.3
Less: capital expenditures	(1,630.2)	(1,475.1)	(1,362.6)
Adjusted Free Cash Flow	$2,893.8	$1,359.3	$1,378.7

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash at the end of each period (in millions):

	February 27, 2021	February 29, 2020	February 23, 2019
Cash and cash equivalents and restricted cash at end of period	$1,767.6	$478.9	$967.7
Cash flows provided by operating activities	3,902.5	1,903.9	1,687.9
Cash flows used in investing activities	(1,572.0)	(378.5)	(86.8)
Cash flows used in financing activities	(1,041.8)	(2,014.2)	(1,314.2)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $3,902.5 million during fiscal 2020 compared to net cash provided by operating activities of $1,903.9 million during fiscal 2019. The increase in net cash flow from operating activities during fiscal 2020 compared to fiscal 2019 was primarily due to improvements in Adjusted EBITDA and changes in working capital primarily related to accounts payable as our business adjusted for the significant increase in sales volume during fiscal 2020, $426.6 million deferral of the employer-paid portion of social security taxes and a decrease of $144.2 million in cash paid for interest. These increases were partially offset by the $147.3 million withdrawal liability payment to the UFCW National Fund, an increase of $137.4 million in cash paid for income taxes, the $75.0 million payment to the UFCW & Employers Midwest Pension Fund withdrawal liability pension settlement and an increase in contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2020 was $1,572.0 million primarily due to payments for property and equipment of $1,643.2 million and the Kings and Balducci's acquisition of $97.9 million, partially offset by proceeds from the sale of assets of $161.6 million. Payments for property and equipment included the opening of nine new stores, completion of 409 upgrades and remodels and continued investment in our digital technology.

Net cash used in investing activities during fiscal 2019 was $378.5 million primarily due to payments for property and equipment of $1,467.4 million, partially offset by proceeds from the sale of assets of $1,096.7 million. Payments for property and equipment included the opening of 14 new stores, completion of 243 upgrades and remodels and continued investment in our digital technology. Proceeds from the sale of assets primarily includes the sale and leaseback of 53 store properties and one distribution center for $931.3 million, net of closing costs, during the second quarter of fiscal 2019 and certain other property dispositions during fiscal 2019.

In fiscal 2021, we expect capital expenditures to be in the range of $1.9 billion to $2.0 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $1,041.8 million in fiscal 2020 consisting of payments on long-term debt and finance leases of $4,526.6 million, partially offset by proceeds from the issuance of long-term debt of $4,094.0 million. Payments on long-term debt and proceeds from the issuance of long-term debt principally consisted of the $2,100 million issuance and subsequent $2,300 million redemption of Senior Unsecured Notes (as further discussed below), the $2,000 million ABL Borrowing (as defined below), the repurchase of outstanding Class A common stock, the issuance of the Convertible Preferred Stock and dividends paid on our Class A common stock and Convertible Preferred Stock.

Net cash used in financing activities was $2,014.2 million in fiscal 2019 consisting of payments on long-term debt and finance leases of $5,785.9 million, partially offset by proceeds from the issuance of long-term debt of $3,874.0 million. Payments on long-term debt principally consisted of the full repayment of the term loan, tender offer and various repurchases of notes.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, decreased $401.1 million to $8,313.6 million as of the end of fiscal 2020 compared to $8,714.7 million as of the end of fiscal 2019.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 27, 2021
Senior Unsecured Notes, Safeway Inc. Notes and New Albertson's L.P. Notes	$7,653.9
Finance lease obligations	612.7
Other financing obligations and mortgage notes payable	47.0
Total debt, including finance leases	$8,313.6

On August 31, 2020, we completed the issuance of $750.0 million in aggregate principal amount of New 2026 Notes and $750.0 million in aggregate principal amount of 2029 Notes (together, the "August Notes"). Proceeds from the issuance of the August Notes, together with approximately $60 million of cash on hand, were used to fund the full redemption of the $1,250.0 million aggregate principal amount outstanding of our 6.625% senior unsecured notes due 2024 (the "2024 Redemption"). In connection with the 2024 Redemption, we paid an associated redemption premium of $41.4 million.

On September 16, 2020, remaining proceeds from the issuance of the August Notes were used to fund the partial redemption of $250.0 million of the $1,250.0 million in aggregate principal amount outstanding of our 2025 Notes (the "September Partial 2025 Redemption"). In connection with the September Partial 2025 Redemption, we paid an associated redemption premium of $7.2 million.

On December 22, 2020, we completed the issuance of $600.0 million in aggregate principal amount of additional 2029 Notes (the "Additional 2029 Notes"). Proceeds from the issuance of the Additional 2029 Notes, together with approximately $230 million of cash on hand, were used to fund a partial redemption of $800.0 million of the $1,000.0 million in aggregate principal amount outstanding of the 2025 Notes (the "January Partial 2025 Redemption" and together with the 2024 Redemption and the September Partial 2025 Redemption, the "2020 Redemptions"). In connection with the January Partial 2025 Redemption, we paid an associated redemption premium of $23.0 million.

Liquidity and Factors Affecting Liquidity

We estimate our liquidity needs over the next fiscal year to be in the range of $4,750 million to $5,250 million, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility. See "Contractual Obligations" for a more detailed description of our commitments as of the end of fiscal 2020.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. On September 15, 2020, December 15, 2020 and March 15, 2021, we declared a quarterly cash dividend of $36.4 million, $29.5 million and $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on September 30, 2020, December 30, 2020 and March 31, 2021, respectively.

In connection with the IPO, we established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock in an annual amount equal to $0.400 per common share. During fiscal 2020, we paid quarterly cash dividends of $0.100 per common share on November 10, 2020 and February 10, 2021, to stockholders of record as of October 26, 2020 and January 26, 2021, respectively. On April 13, 2021, we announced the next quarterly dividend payment of $0.100 per common share to be paid on May 10, 2021 to stockholders of record as of the close of business on April 26, 2021.

As of February 27, 2021, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3,584.7 million (net of letter of credit usage). On March 12, 2020, we provided notice to the lenders to borrow $2,000.0 million under the ABL Facility (the "ABL Borrowing"), so that a total of $2,000.0 million (excluding $454.5 million in letters of credit) was outstanding immediately following. We increased our borrowings under the ABL Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $2.0 billion in full on June 19, 2020. In accordance with the terms of the ABL Facility, the proceeds from the

ABL Borrowing may in the future be used for working capital, general corporate or other purposes permitted by the ABL Facility, but there is no guarantee how or when we will use the proceeds.

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
During fiscal 2020 and fiscal 2019, there were no financial maintenance covenants in effect under the ABL Facility because the conditions listed above had not been met.

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7" for additional information.

CONTRACTUAL OBLIGATIONS

The table below presents our significant contractual obligations as of February 27, 2021 (in millions) (1):

	Payments Due Per Year
	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt (2)	$7,815.5	$130.9	$751.7	$231.0	$6,701.9
Estimated interest on long-term debt (3)	2,633.7	385.4	732.1	704.4	811.8
Operating leases (4)	9,147.4	926.0	1,855.2	1,517.0	4,849.2
Finance leases (4)	917.2	124.7	245.2	185.3	362.0
Other obligations (5)	2,228.7	340.3	820.8	218.1	849.5
Purchase obligations (6)	409.2	151.2	116.5	57.5	84.0
Total contractual obligations	$23,151.7	$2,058.5	$4,521.5	$2,913.3	$13,658.4
(1) The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled $60.0 million in fiscal 2020 and is expected to total $64.6 million in fiscal 2021. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $524.0 million in fiscal 2020 and is expected to total approximately $520 million in fiscal 2021. This table also excludes the 6.75% annual dividend to holders of Convertible Preferred Stock, which currently totals approximately $118 million per year.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate as of February 27, 2021. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables. This table also includes payment obligations related to the Combined Plan, the Excess Plan and the UFCW National Fund. Also includes the deferral of the long-term employer-paid portion of social security taxes related to the Coronavirus Aid, Relief and Economic Security Act. The table excludes the unfunded pension and postretirement benefit obligation of $450.1 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 27, 2021, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

Multiemployer Pension Plans

We currently contribute to 27 multiemployer plans which provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose and the respective plan trustees are responsible for determining the level of benefits to be provided to participants, the management of the plan assets and plan administration. Though we are not obligated nor the guarantor for any of the underfunding of the multiemployer plans to which we contribute, we have estimated, based on the ratio of our contributions to the total of all contributions to these plans, our allocable share of the underfunding (the amount by which the actuarial determined plan liabilities exceed the value of the plan assets) of these multiemployer plans to which we contribute to be approximately $4.7 billion.

On March 11, 2021, the ARP Act was signed into law which establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount needed to pay pension benefits through the plan year ending 2051. The payment received by the multiemployer plan under this special financial assistance program would not be considered a loan and would not need to be paid back. Any financial assistance received by the multiemployer plan would need to be segregated from the other assets of the multiemployer plans and invested in investment grade-bonds or other investments permitted by the PBGC.

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and potentially eligible for some level of relief under the special financial assistance through the ARP Act. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of $4.7 billion estimated underfunding. Though significant uncertainty remains in determining how the special assistance program will work and the PBGC is expected to issue regulations within 120 days of enactment, we expect the special financial assistance program to provide the necessary funding for the multiemployer plans to which we contribute to remain solvent through at least 2051 in addition to ensuring the solvency of the PBGC, which is the guarantor of participant benefits for these multiemployer plans. We do not believe that the ARP Act will have a material impact to our results of operations or cash flows as we will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $524.0 million, $469.3 million, and $451.1 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and we expect to contribute approximately $520 million in fiscal 2021.

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

Letters of Credit

We had letters of credit of $354.6 million outstanding as of February 27, 2021. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

NEW ACCOUNTING POLICIES

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1" for new accounting pronouncements.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1" for a discussion of our significant accounting policies.

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

Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $30.2 million, $77.4 million and $36.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Goodwill

As of February 27, 2021, our goodwill totaled $1,183.3 million, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

Goodwill has been allocated to all of our reporting units, and none of our reporting units have a zero or negative carrying amount of net assets. As of February 27, 2021, there is one reporting unit with no goodwill due to the impairment loss recorded during the fiscal year ended February 24, 2018. There are eleven reporting units with an aggregate goodwill balance of $1,183.3 million, of which the fair value of each reporting unit was substantially in excess of its carrying value, which indicates a remote likelihood of a future impairment loss. Though the fair value of each reporting unit was substantially in excess of its carrying value, the estimates of fair value can be significantly impacted by factors such as changes in current market conditions within each of the geographies that our reporting units operate, therefore future potential declines in market conditions or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of our reporting units and lead to future impairment charges.

The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2020, fiscal 2019 and fiscal 2018 did not result in impairment.

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
We recognize a liability for the underfunded status of the single employer defined benefit plans as a component of pension and post-retirement benefit obligations. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive income (loss). The determination of our obligation and related expense for our sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. We have elected to use a full yield curve approach in the estimation of service and interest cost components of net pension and other post-retirement benefit plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We utilized weighted discount rates of 2.83% and 4.17% for our pension plan expenses for fiscal 2020 and fiscal 2019, respectively. To determine the expected rate of return on pension plan assets held by us for fiscal 2020, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. Our weighted assumed pension plan investment rate of return was 6.18% and 6.36% for fiscal 2020 and fiscal 2019, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12" for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of our pension and other post-retirement plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation (Decrease) Increase	Expense Increase (Decrease)
Discount rate	+/- 1.00%	$(195.0) / $226.6	$13.3 / $(7.0)
Expected return on assets	+/- 1.00%	- / -	$(16.8) / $16.8

In fiscal 2020 and fiscal 2019, we contributed $60.0 million and $11.0 million, respectively, to our pension and post-retirement plans. We expect to contribute $64.6 million to our pension and post-retirement plans in fiscal 2021.

Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11" for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 27, 2021, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2007. Tax years 2007 through 2019 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and commodity prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. Our market risk exposures related to interest rates and commodity prices are discussed below.

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. From time to time, we manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. As further described in Note 7 - Long-term debt and finance lease obligations, we significantly reduced our exposure to changes in LIBOR, which is the designated benchmark we hedge, with the extinguishment of our term loan facility on February 5, 2020. In connection with the term loan extinguishment, we discontinued hedge accounting, and changes in the fair value of these instruments are now recognized in earnings. We continue to make scheduled payments on the swaps that were previously designated as cash flow hedges of our term loan facility in accordance with the terms of the contracts.

As a result of the term loan extinguishment, our principal exposure to LIBOR now relates to our ABL Facility, and we believe a 100 basis point increase on our variable interest rates would not have a material impact on our interest expense.

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

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$130.9	$750.8	$0.9	$16.9	$214.1	$6,701.9	$7,815.5	$8,150.7
Weighted average interest rate (1)	4.76%	3.50%	6.04%	4.61%	5.87%	5.08%	4.94%
(1) Excludes debt discounts and deferred financing costs.

	Pay Fixed / Receive Variable
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
Interest Rate Swaps
Average Notional amount outstanding	$1,653.0	$593.0	$49.0	$—	$—	$—
Average pay rate	2.83%	2.94%	2.94%	—%	—%	—%
Average receive rate	0.75%	0.75%	0.75%	—%	—%	—%

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Albertsons Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 27, 2021 and February 29, 2020, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the 52 weeks ended February 27, 2021, the 53 weeks ended February 29, 2020, and the 52 weeks ended February 23, 2019, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 27, 2021, and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 27, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stockholders' Equity and Convertible Preferred Stock – Refer to Note 9 to the financial statements

Critical Audit Matter Description

On June 9, 2020, the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock (collectively, the "Convertible Preferred Stock"). The Company received aggregate proceeds of $1,680.0 million from the sale and issuance of the Convertible Preferred Stock, which has an aggregate liquidation preference of $1,750.0 million. The Convertible Preferred Stock is convertible at the option of the holders into common stock and has an investor exchange right to exchange certain real estate assets or real estate equity interests. The Company assessed the Convertible Preferred Stock for any beneficial conversion features or embedded derivatives, including the conversion option and investor exchange right, and did not identify any features that would require bifurcation from the Convertible Preferred Stock and receive separate accounting treatment.

We identified the accounting evaluation of embedded features in the Convertible Preferred Stock to be a critical audit matter because the evaluation of the appropriate accounting treatment for potential derivatives involved a high degree of auditor judgment and an increased extent of effort, including the extent of specialized skill or knowledge needed to evaluate the Company's conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with bifurcation of embedded features from the Convertible Preferred Stock involved the following procedures, among others:
•We tested certain controls over the Company's process for evaluating and reaching accounting conclusions regarding bifurcation of the embedded features within the Convertible Preferred Stock.
•We read and analyzed the contract terms included in various agreements related to the issuance of the Convertible Preferred Stock, including the investment agreement, real estate agreement, and other agreements entered into on or around the issuance date to identify and assess the reasonableness of management's accounting treatment for the different embedded features as they impacted bifurcation conclusions.
•We obtained assistance from internal subject matter experts with specialized knowledge in complex debt and equity transactions to assist in (i) evaluating relevant contract terms and conditions of the various agreements in relation to the appropriate accounting literature and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for bifurcation of embedded features within the Convertible Preferred Stock.

Self-Insurance Liabilities—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is self-insured for workers' compensation automobile, property, and general liability. The self-insurance liability is undiscounted and determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company’s exposure. Self-insurance liabilities as of February 27, 2021, were $1,159.1 million.

We identified the evaluation of the Company's self-insurance liabilities as a critical audit matter because estimating the projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when performing audit procedures to evaluate whether self-insurance liabilities were appropriately recorded as of February 27, 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance liabilities included the following, among others:

We tested the effectiveness of controls over management's self-insurance process, including controls over the review of the actuarial report and evaluation of the external actuarial expert's qualifications, competency, and objectivity and evaluation of the underlying data sent to the external actuary.

We evaluated the methods and assumptions used by management to estimate the self-insurance liability by:
•Reading the Company's insurance policies and comparing the coverage and terms to the assumptions used by management.
•Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
•Involving actuarial specialists with specialized skills, industry knowledge, and relevant experience who assisted in:
◦Comparing management's prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance reserves.
◦Developing an independent expectation of the self-insurance liabilities and comparing them to the amounts recorded by management.
◦Evaluating the key assumptions and methodologies used by management to determine the reserve.
◦Evaluating the qualifications of the Company's actuaries by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 28, 2021

We have served as the Company's auditor since 2006.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 27, 2021	February 29, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,717.0	$470.7
Receivables, net	550.9	525.3
Inventories, net	4,301.3	4,352.5
Prepaid assets	317.2	255.0
Other current assets	101.6	127.8
Total current assets	6,988.0	5,731.3

Property and equipment, net	9,412.7	9,211.9
Operating lease right-of-use assets	6,015.6	5,867.4
Intangible assets, net	2,108.8	2,087.2
Goodwill	1,183.3	1,183.3
Other assets	889.6	654.0
TOTAL ASSETS	$26,598.0	$24,735.1

LIABILITIES
Current liabilities
Accounts payable	$3,487.3	$2,891.1
Accrued salaries and wages	1,474.7	1,126.0
Current maturities of long-term debt and finance lease obligations	212.4	221.4
Current operating lease obligations	605.3	563.1
Current portion of self-insurance liability	321.4	308.9
Taxes other than income taxes	339.1	318.1
Other current liabilities	392.0	475.7
Total current liabilities	6,832.2	5,904.3

Long-term debt and finance lease obligations	8,101.2	8,493.3
Long-term operating lease obligations	5,548.0	5,402.8
Deferred income taxes	533.7	613.8
Long-term self-insurance liability	837.7	838.5
Other long-term liabilities	1,821.8	1,204.3

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of February 27, 2021 and no shares authorized, issued and outstanding as of February 29, 2020	844.3	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of February 27, 2021 and no shares authorized, issued and outstanding as of February 29, 2020	754.8	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 27, 2021 and 30,000,000 shares authorized, no shares issued as of February 29, 2020	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 585,574,666 and 582,997,251 shares issued as of February 27, 2021 and February 29, 2020, respectively	5.9	5.8
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 27, 2021 and no shares authorized and issued as of February 29, 2020	—
Additional paid-in capital	1,898.9	1,824.3
Treasury stock, at cost, 120,009,647 shares held as of February 27, 2021 and 3,671,621 shares held as of February 29, 2020, respectively	(1,907.0)	(25.8)
Accumulated other comprehensive income (loss)	63.5	(118.5)
Retained earnings	1,263.0	592.3
Total stockholders' equity	1,324.3	2,278.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,598.0	$24,735.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)

	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019
Net sales and other revenue	$69,690.4	$62,455.1	$60,534.5
Cost of sales	49,275.9	44,860.9	43,639.9
Gross profit	20,414.5	17,594.2	16,894.6

Selling and administrative expenses	18,835.8	16,641.9	16,272.3
Gain on property dispositions and impairment losses, net	(38.8)	(484.8)	(165.0)
Operating income	1,617.5	1,437.1	787.3

Interest expense, net	538.2	698.0	830.8
Loss on debt extinguishment	85.3	111.4	8.7
Other (income) expense, net	(134.7)	28.5	(104.4)
Income before income taxes	1,128.7	599.2	52.2

Income tax expense (benefit)	278.5	132.8	(78.9)
Net income	$850.2	$466.4	$131.1

Other comprehensive income (loss), net of tax:
Loss on interest rate swaps	—	(3.4)	(15.5)
Recognition of pension gain (loss)	183.0	(210.5)	(83.1)
Other	(1.0)	4.1	(1.2)
Other comprehensive income (loss)	$182.0	$(209.8)	$(99.8)

Comprehensive income	$1,032.2	$256.6	$31.3

Net income per Class A common share:
Basic net income per Class A common share	$1.53	$0.80	$0.23
Diluted net income per Class A common share	$1.47	$0.80	$0.23
Weighted average Class A common shares outstanding:
Basic	500.3	579.4	580.5
Diluted	578.1	580.3	580.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019
Cash flows from operating activities:
Net income	$850.2	$466.4	$131.1
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(38.8)	(484.8)	(165.0)
Depreciation and amortization	1,536.9	1,691.3	1,738.8
Operating lease right-of-use assets amortization	581.5	570.3	—
LIFO expense	58.7	18.4	8.0
Deferred income tax	(112.3)	(5.9)	(81.5)
Pension and post-retirement benefits (income) expense	(36.4)	(2.0)	24.5
Contributions to pension and post-retirement benefit plans	(60.0)	(11.0)	(199.3)
Loss (gain) on interest rate swaps and commodity hedges, net	16.9	50.6	(1.3)
Deferred financing costs	20.9	39.8	42.7
Loss on debt extinguishment	85.3	111.4	8.7
Equity-based compensation expense	59.0	32.8	47.7
Other operating activities	(143.0)	2.5	(42.7)
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	0.4	60.8	28.8
Inventories, net	9.2	(38.1)	80.3
Accounts payable, accrued salaries and wages and other accrued liabilities	787.4	85.3	98.4
Operating lease liabilities	(563.3)	(584.4)	—
Pension withdrawal liabilities	672.3	(62.3)	(18.2)
Self-insurance assets and liabilities	6.5	(4.0)	(48.7)
Other operating assets and liabilities	171.1	(33.2)	35.6
Net cash provided by operating activities	3,902.5	1,903.9	1,687.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(97.9)	—	—
Payments for property, equipment and intangibles, including lease buyouts	(1,630.2)	(1,475.1)	(1,362.6)
Proceeds from sale of assets	161.6	1,096.7	1,252.0
Other investing activities	(5.5)	(0.1)	23.8
Net cash used in investing activities	(1,572.0)	(378.5)	(86.8)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020	52 weeks ended February 23, 2019
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$4,094.0	$3,874.0	$1,969.8
Payments on long-term borrowings	(4,446.7)	(5,676.6)	(3,082.3)
Payments of obligations under finance leases	(79.9)	(109.3)	(97.5)
Payment of redemption premium on debt extinguishment	(71.6)	—	(3.1)
Payments for debt financing costs	(21.9)	(53.2)	(27.0)
Dividends paid on common stock	(93.7)	—	—
Dividends paid on convertible preferred stock	(66.0)	—	—
Proceeds from convertible preferred stock	1,680.0	—	—
Third party issuance costs on convertible preferred stock	(80.9)	—	—
Treasury stock purchase, at cost	(1,881.2)	—	(25.8)
Employee tax withholding on vesting of restricted stock and phantom units	(14.1)	(18.8)	(15.3)
Other financing activities	(59.8)	(30.3)	(33.0)
Net cash used in financing activities	(1,041.8)	(2,014.2)	(1,314.2)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,288.7	(488.8)	286.9
Cash and cash equivalents and restricted cash at beginning of period	478.9	967.7	680.8
Cash and cash equivalents and restricted cash at end of period	$1,767.6	$478.9	$967.7

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,630.2)	$(1,475.1)	$(1,362.6)
Lease buyouts	(13.0)	7.7	18.9
Total payments for capital investments, excluding lease buyouts	$(1,643.2)	$(1,467.4)	$(1,343.7)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$38.8	$—	$6.0
Purchases of property and equipment included in accounts payable	360.8	230.8	243.1
Interest and income taxes paid:
Interest paid, net of amount capitalized	574.3	718.5	805.9
Income taxes paid	366.2	228.8	18.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 24, 2018	579,443,146	$5.8	$1,770.3	—	$—	$191.1	$(569)	$1,398.2
Equity-based compensation	—	—	47.7	—	—	—	—	47.7
Employee tax withholding on vesting of phantom units	—	—	(15.3)	—	—	—	—	(15.3)
Repurchase of common stock	—	—	—	3,671,621	(25.8)	—	—	(25.8)
Reorganization transactions	—	—	13.1	—	—	—	—	13.1
Net income	—	—	—	—	—	—	131.1	131.1
Other comprehensive loss, net of tax	—	—	—	—	—	(99.8)	—	(99.8)
Other activity	—	—	(4.6)	—	—	—	6.1	1.5
Balance as of February 23, 2019	579,443,146	5.8	1,811.2	3,671,621	(25.8)	91.3	(431.8)	1,450.7
Issuance of common stock to Company's parents	3,554,105	—	—	—	—	—	—	—
Equity-based compensation	—	—	32.8	—	—	—	—	32.8
Employee tax withholding on vesting of phantom units	—	—	(18.8)	—	—	—	—	(18.8)
Adoption of new accounting standards, net of tax	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	466.4	466.4
Other comprehensive loss, net of tax	—	—	—	—	—	(226.4)	—	(226.4)
Other activity	—	—	(0.9)	—	—	—	(0.3)	(1.2)
Balance as of February 29, 2020	582,997,251	5.8	1,824.3	3,671,621	(25.8)	(118.5)	592.3	2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	59.0	—	—	—	—	59.0
Shares issued and employee tax withholding on vesting of phantom units and restricted stock	1,264,556	0.1	(14.1)	—	—	—	—	(14.0)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Repurchase of common stock	—	—	—	116,338,026	(1,881.2)	—	—	(1,881.2)
Dividends declared on common stock	—	—	—	—	—	—	(93.7)	(93.7)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(86.0)	(86.0)
Net income	—	—	—	—	—	—	850.2	850.2
Other comprehensive income, net of tax	—	—	—	—	—	182.0	—	182.0
Other activity	—	—	(0.3)	—	—	—	0.2	(0.1)
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 27, 2021, operated 2,277 retail stores together with 400 associated fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various online platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States under the banners Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

Basis of Presentation

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and accounts have been eliminated in consolidation for all periods presented. The Company's investments in unconsolidated affiliates are recorded using the equity method.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks. For the fiscal years ended February 27, 2021 and February 23, 2019, the fiscal years consisted of 52 weeks. For the fiscal year ended February 29, 2020, the fourth quarter consisted of 13 weeks, and the fiscal year consisted of 53 weeks.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $525.3 million and $501.8 million as of February 27, 2021 and February 29, 2020, respectively.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $50.6 million and $8.2 million of restricted cash as of February 27, 2021 and February 29, 2020, respectively.

Receivables, net: Receivables consist primarily of trade accounts receivable, pharmacy accounts receivable, tenant receivables and vendor receivables. Management makes estimates of the uncollectibility of its accounts receivable. In determining the adequacy of the allowances for doubtful accounts, management analyzes the value of collateral, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and could result in a further adjustment of receivables. The allowance for doubtful accounts and bad debt expense were not material for any of the periods presented.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances.

As of February 27, 2021 and February 29, 2020, approximately 84.9% and 85.6%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $202.2 million and $143.5 million as of February 27, 2021 and February 29, 2020, respectively. During fiscal 2020, fiscal 2019 and fiscal 2018, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2020, fiscal 2019 and fiscal 2018 purchases. As a result, cost of sales decreased by $11.8 million, $12.9 million and $18.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Cost for the remaining inventories, which represents perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

Assets held for sale: Assets held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as a single asset and liability in Company's Consolidated Balance Sheets. As of February 27, 2021, and February 29, 2020, immaterial amounts of assets and liabilities held for sale are recorded in other current assets and other current liabilities, respectively.

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

Impairment of long-lived assets: The Company regularly reviews its individual stores' operating performance, together with current market conditions, for indicators of impairment. When events or changes in circumstances indicate that the carrying value of the individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairments are recorded as a component of Gain on property dispositions and impairment losses, net.

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

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 27, 2021 and February 29, 2020, the Company had capitalized implementation costs of $107.0 million and $48.1 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for the implementation costs was $15.2 million and $0.6 million for fiscal 2020 and fiscal 2019, respectively, and is included within Selling and administrative expenses.

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

Equity method investments: Investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. The Company records equity in earnings from unconsolidated affiliates in Other (income) expense, net. As of February 27, 2021 and February 29, 2020, the Company has equity method investments of $182.0 million and $117.8 million, respectively, included in Other assets.

The Company's equity method investments include an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. The investment represents a 45% ownership interest in El Rancho which the Company is accounting for under the equity method. The Company has the option to acquire the remaining 55% of El Rancho at any time until six months after the delivery of El Rancho's financial results for the fiscal year ended December 31, 2021. If the Company elects to exercise the option to acquire the remaining equity of El Rancho, the price to be paid will be calculated using a predetermined market-based formula.

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other (income) expense, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other (income) expense, net. As of February 27, 2021 and February 29, 2020, the Company has other investments of $152.8 million and $92.6 million, respectively, included in Other assets.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 27, 2021 and February 29, 2020, the cash surrender values of the policies were $148.3 million and $149.2 million, and the balances of the policy loans were $89.9 million and $87.8 million, respectively. The net balance of the COLI policies is included in Other assets.

Derivatives: The Company entered into several pay fixed, receive variable interest rate swap contracts ("Swaps") to manage its exposure to changes in interest rates. Swaps are recognized in the Consolidated Balance Sheets at fair value. If a Swap is recorded using hedge accounting, changes in the fair value of Swaps designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Changes in fair value for Swaps that do not meet the criteria for hedge accounting, or for which the Company has not elected hedge accounting are recorded in current period earnings. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

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

Self-Insurance liabilities: The Company is primarily self-insured for workers' compensation, property, automobile and general liability. The self-insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company's further exposure after a claim reaches the designated stop-loss threshold. Stop-loss amounts for claims incurred for the years presented range from $0.25 million to $5.0 million per claim, depending upon the type of insurance coverage and the year the claim was incurred. In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.

The Company has reinsurance receivables of $24.6 million and $22.5 million recorded within Receivables, net and $47.0 million and $43.9 million recorded within Other assets as of February 27, 2021 and February 29, 2020, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 27, 2021	February 29, 2020
Beginning balance	$1,147.4	$1,146.3
Expense	342.7	323.4
Claim payments	(273.9)	(295.6)
Other reductions (1)	(57.1)	(26.7)
Ending balance	1,159.1	1,147.4
Less current portion	(321.4)	(308.9)
Long-term portion	$837.7	$838.5
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

Equity-based compensation: The Company recognizes equity-based compensation expense for restricted stock units ("Restricted Stock Units" or "RSUs") and restricted common stock of the Company ("RSAs") granted to employees and non-employee directors. Actual forfeitures are recognized as they occur. Equity-based compensation expense is based on the fair value on the grant date and is recognized over the requisite service period of the award, generally between one and five years from the date of the award. Subsequent to the initial public offering ("IPO"), the fair value of the RSUs and RSAs with a service condition or performance-based condition is generally determined using the fair market value of the Company's Class A common stock on the grant date. Prior to the IPO, the fair value of equity-based compensation awards was determined using an option pricing model, adjusted for lack of marketability and using an expected term or time to liquidity based on judgments made by management.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $262.5 million and $218.5 million as of February 27, 2021 and February 29, 2020, respectively. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2020 and fiscal 2019.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $98.1 million as of February 27, 2021 and $52.2 million as of February 29, 2020.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (in millions):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$32,100.5	46.1%	$27,165.3	43.5%	$26,371.8	43.6%
Perishables (3)	29,189.5	41.9%	25,681.8	41.1%	24,920.9	41.2%
Pharmacy	5,195.8	7.4%	5,236.8	8.4%	4,986.6	8.2%
Fuel	2,236.5	3.2%	3,430.4	5.5%	3,455.9	5.7%
Other (4)	968.1	1.4%	940.8	1.5%	799.3	1.3%
Total (5)	$69,690.4	100.0%	$62,455.1	100.0%	$60,534.5	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.
(5) Fiscal 2019 includes approximately $1.1 billion of incremental Net sales and other revenue due to the additional 53rd week.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related delivery and handling costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $57.9 million and $72.0 million as of February 27, 2021 and February 29, 2020, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $385.1 million, $405.6 million and $422.3 million, net of cooperative advertising allowances of $72.7 million, $91.9 million and $101.3 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through digital channels. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 12 divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

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

Recently issued accounting standards: In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will take effect for public entities for annual reporting periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

CARES Act: The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company's Consolidated Financial Statements. Specifically, as it relates to the Company, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended February 27, 2021, the Company deferred approximately $426.6 million of the employer-paid portion of social security taxes, which is included in Accrued salaries and wages and Other long-term liabilities. The CARES Act also includes a technical correction to permit 100% bonus depreciation of eligible qualified improvement property. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued, including the Consolidated Appropriations Act signed into law on December 27, 2020 and the American Rescue Plan Act ("ARP Act") signed into law on March 11, 2021.

NOTE 2 - ACQUISITIONS

Kings and Balducci's

On January 23, 2021, the Company acquired 27 stores operated by Kings Food Markets and Balducci's Food Lovers Market ("Kings and Balducci's"). The purchase price was $98.1 million, and the transaction was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities. Net assets acquired of $102.0 million primarily consisted of fixed assets, intangibles and inventory, valued at $41.0 million, $31.6 million and $18.1 million, respectively. Intangible assets acquired primarily consisted of tradenames. The Company recognized a bargain purchase gain of $3.9 million as the amount by which the fair value of the net assets acquired exceeded the purchase consideration paid. The bargain purchase was recognized as a gain within Selling and administrative expenses for fiscal 2020. The Company believes it was able to acquire the net assets for lower than fair value due to the financial condition of Kings and Balducci's which was in bankruptcy proceedings. Pro forma results are not presented as the acquisition was not considered material to the Company. Third-party acquisition-related costs were immaterial for fiscal 2020 and were expensed as incurred as a component of Selling and administrative expenses.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 27, 2021	February 29, 2020
Land	$2,096.8	$2,119.2
Buildings	4,880.6	4,720.0
Property under construction	938.9	669.3
Leasehold improvements	1,887.1	1,706.6
Fixtures and equipment	6,630.5	5,802.4
Property and equipment under finance leases	755.0	882.5
Total property and equipment	17,188.9	15,900.0

Accumulated depreciation and amortization	(7,776.2)	(6,688.1)
Total property and equipment, net	$9,412.7	$9,211.9

Depreciation expense was $1,297.7 million, $1,244.7 million and $1,257.7 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Amortization expense related to finance lease assets was $67.4 million, $90.2 million and $101.4 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Fixed asset impairment losses of $8.0 million, $21.8 million and $31.0 million were recorded as a component of Gain on property dispositions and impairment losses, net in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The impairment losses primarily relate to assets in underperforming stores, certain surplus properties and fiscal 2019 also includes certain leasehold interests and equipment related to the Plated meal kit subscription and delivery business.

NOTE 4 - INTANGIBLE ASSETS

The Company's Intangible assets, net consisted of the following (in millions):

		February 27, 2021			February 29, 2020
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,941.7	$(312.5)	$1,629.2	$1,912.1	$(264.6)	$1,647.5
Customer prescription files	5	1,511.3	(1,458.6)	52.7	1,472.1	(1,440.9)	31.2
Internally developed software	3 to 5	777.5	(441.1)	336.4	780.0	(465.2)	314.8
Other intangible assets (1)	3 to 6	52.3	(48.8)	3.5	51.7	(44.1)	7.6
Total finite-lived intangible assets		4,282.8	(2,261.0)	2,021.8	4,215.9	(2,214.8)	2,001.1
Liquor licenses and restricted covenants	Indefinite	87.0	—	87.0	86.1	—	86.1
Total intangible assets, net		$4,369.8	$(2,261.0)	$2,108.8	$4,302.0	$(2,214.8)	$2,087.2
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $156.6 million, $355.8 million and $379.7 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2021	$175.1
2022	158.7
2023	125.4
2024	85.6
2025	59.8
Thereafter	1,417.2
Total	$2,021.8

There were no intangible asset impairment losses in fiscal 2020. Intangible asset impairment losses of $34.1 million and $5.3 million were recorded as a component of Gain on property dispositions and impairment losses, net, in fiscal 2019 and fiscal 2018, respectively. The fiscal 2019 impairment loss was driven by the continued under performance of the Plated meal kit subscription and delivery operations and primarily relates to the Plated tradename, and to a lesser extent, certain other Plated intangible assets. The fair value was determined using an income approach which included a relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rate, royalty rate, discount rate and estimated tax rate. The fiscal 2018 impairment loss primarily relates to underperforming stores.

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

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 27, 2021 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$11.9	$4.4	$7.5	$—
Non-current investments (2)	110.2	40.3	69.9	—
Total	$122.1	$44.7	$77.4	$—

Liabilities:
Derivative contracts (3)	$40.0	$—	$40.0	$—
Total	$40.0	$—	$40.0	$—
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

Contingent consideration obligations are a Level 3 measurement based on cash flow projections and other assumptions for the milestone performance targets. Changes in fair value of the contingent consideration are recorded in the consolidated statements of operations within Other (income) expense, net.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 27, 2021, the fair value of total debt was $8,150.7 million compared to a carrying value of $7,815.5 million, excluding debt discounts and deferred financing costs. As of February 29, 2020, the fair value of total debt was $8,486.2 million compared to the carrying value of $8,162.2 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment losses of $30.2 million, $77.4 million and $36.3 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of all Swaps as of February 27, 2021 and February 29, 2020, were $1,653.0 million and $2,023.0 million, respectively, of which none were designated as cash flow hedges as defined by GAAP.

On February 5, 2020, the Company repaid in full the Albertsons Term Loans (as defined in Note 7 - Long-term debt and finance lease obligations) using cash on hand and proceeds from the issuance of new notes (as further discussed in Note 7 - Long-term debt and finance lease obligations). Consequently, the Company discontinued cash flow hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on the then existing variable rate term loans. In accordance with hedge accounting guidance, the net unrealized loss of $37.1 million, associated with the discontinued hedging relationship, recorded within Accumulated other comprehensive income (loss), was reclassified into Other (income) expense, net in fiscal 2019 in the Consolidated Statements of Operations and Comprehensive Income.

Activity related to the Swaps consisted of the following (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(19.5)	$(47.9)	$—	Other (income) expense, net
Loss on designated portion of interest rate swaps	$—	$(3.4)	$(15.5)	Other comprehensive income (loss), net of tax

NOTE 7 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt as of February 27, 2021 and February 29, 2020, net of debt discounts of $44.8 million and $41.3 million, respectively, and deferred financing costs of $69.8 million and $72.9 million, respectively, consisted of the following (in millions):

	February 27, 2021	February 29, 2020
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.5%	$6,680.5	$6,884.5
Safeway Inc. Notes due 2021 to 2031, interest rate range of 4.75% to 7.45%	504.3	642.1
New Albertson's L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	469.1	466.0
Other financing obligations	29.4	37.2
Mortgage notes payable, secured	17.6	18.2
Finance lease obligations (see Note 8)	612.7	666.7
Total debt	8,313.6	8,714.7
Less current maturities	(212.4)	(221.4)
Long-term portion	$8,101.2	$8,493.3

As of February 27, 2021, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2021	$130.9
2022	750.8
2023	0.9
2024	16.9
2025	214.1
Thereafter	6,701.9
Total	$7,815.5

The Company's term loans (the "Albertsons Term Loans") had, and asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have, restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility, the Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 27, 2021.

Albertsons Term Loans

On November 16, 2018, the Company repaid approximately $976 million in aggregate principal amount of a specific term loan tranche along with accrued and unpaid interest on such amount and fees and expenses related to the repayment and the amendment to establish a new term loan tranche in the principal amount of $2,000.0 million that effectively replaced the remaining principal amount of the specific term loan tranche. The Company used approximately $610 million of cash on hand and approximately $410 million of borrowings under the ABL Facility. The repayment and amendment were accounted for as a debt modification or extinguishment on a lender-by-lender basis and the Company expensed $4.1 million of newly incurred financing costs and recorded $3.6 million of newly incurred financing costs and $15.0 million of original issue discount as a reduction of the principal amount. For previously deferred financing costs and original issue discount associated with the specific term loan tranche, the Company expensed $12.9 million of financing costs and $8.6 million of original issue discount. The amounts expensed were included as a component of Interest expense, net.

Through a series of repayments and refinancing transactions during fiscal 2019, the Company repaid $4,662.9 million of aggregate principal amount under its term loan facilities, which effectively represented the full repayment of the entire outstanding term loan balance, along with accrued and unpaid interest and fees and expenses. In connection with these repayments and refinancing transactions, the Company used approximately $864 million of cash on hand and proceeds from the issuance of the 2027 Notes, the 2028 Notes and the February Notes (each as defined below). In connection with the repayments and refinancing transactions, the Company wrote-off $15.2 million of deferred financing costs and $29.9 million of original issue discount which was included as a component in Loss on debt extinguishment, and expensed $20.6 million of deferred financing costs and $27.6 million of original issue discount which was included as a component of Interest expense, net.

Asset-Based Loan Facility

On November 16, 2018, the Company's existing ABL Facility, which provides for a $4,000.0 million senior secured revolving credit facility, was amended and restated to extend the maturity date of the facility to November 16, 2023. The ABL Facility has an interest rate of LIBOR plus a margin ranging from 1.25% to 1.75% and also provides for a letters of credit ("LOC") sub-facility of $1,975.0 million. In connection with the ABL Facility amendment, the Company capitalized $13.5 million of financing costs.

During fiscal 2018, borrowings of $610.0 million under the ABL Facility were used in connection with the term loan amendment and repayment and the Safeway Notes Repurchase (as defined below). The $610.0 million was repaid on December 2, 2018.

On March 12, 2020, the Company provided notice to the lenders to borrow $2,000.0 million under the Company's ABL Facility as a precautionary measure in order to increase its cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid the $2,000.0 million in full on June 19, 2020 and as of February 27, 2021, there were no amounts outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $354.6 million. There were no amounts outstanding under the Company's ABL Facility as of February 29, 2020, and letters of credit issued under the LOC sub-facility were $454.5 million.

The ABL Facility is guaranteed by the Company's existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The ABL Facility is secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the ABL Facility priority collateral and (ii) a second-priority lien on substantially all other assets (other than real property). Following the full repayment of the term loan, the ABL Facility has a first-priority lien on substantially all other assets (other than real property). The ABL Facility contains no financial covenant unless and until (a) excess availability is less than (i) 10.0% of the lesser of the aggregate commitments and the then-current borrowing base at any time or is (ii) $250.0 million at any time or

(b) an event of default is continuing. If any of such events occur, the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.

Senior Unsecured Notes

On February 5, 2019, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of 7.5% senior unsecured notes due March 15, 2026 (the "2026 Notes"). Interest on the 2026 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2019. The 2026 Notes have not been and will not be registered with the SEC. The 2026 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries that are not issuers under the indenture governing such notes. A portion of the proceeds from the 2026 Notes was used to fully redeem the Safeway 5.00% Senior Notes due 2019.

On August 15, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 5.875% senior unsecured notes due February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The 2028 Notes have not been and will not be registered with the SEC. The 2028 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2028 Notes were used to partially fund the fiscal 2019 term loan repayment.

On November 22, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 4.625% senior unsecured notes due January 15, 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2020. The 2027 Notes have not been and will not be registered with the SEC. The 2027 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. Proceeds from the 2027 Notes were used to partially fund the fiscal 2019 term loan repayment.

On February 5, 2020, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of new 3.50% senior unsecured notes due February 15, 2023 (the "2023 Notes"), $600.0 million in aggregate principal amount of additional 2027 Notes (the "Additional 2027 Notes") and $1,000.0 million in aggregate principal amount of new 4.875% senior unsecured notes due February 15, 2030 (the "2030 Notes" and together with the 2023 Notes and Additional 2027 Notes, the "February Notes"). The Additional 2027 Notes were issued as "additional securities" under the indenture governing the outstanding 2027 Notes. The Additional 2027 Notes are expected to be treated as a single class with the outstanding 2027 Notes for all purposes and have the same terms as those of the outstanding 2027 Notes. Interest on the 2023 Notes and 2030 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The February Notes have not been and will not be registered with the SEC. The February Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. The proceeds received from the issuance of the February Notes, together with approximately $18 million of cash on hand, were used to (i) to partially fund the fiscal 2019 term loan repayment and (ii) pay fees and expenses related to the fiscal 2019 term loan repayment and the issuance of the February Notes.

On August 31, 2020, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 3.250% senior unsecured notes due March 15, 2026 (the "New 2026 Notes") and $750.0 million in aggregate principal amount of 3.500% senior unsecured notes due March 15, 2029 (the "2029 Notes" and together with the New 2026 Notes, the "August Notes"). Interest on the August Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021. The August

Notes have not been and will not be registered with the SEC. The August Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. On September 11, 2020, a portion of the proceeds from the issuance of the August Notes, together with approximately $60 million of cash on hand, were used to fund the full redemption of the $1,250.0 million aggregate principal amount outstanding of the Company's 6.625% senior unsecured notes due 2024 (the "2024 Redemption"). In connection with the 2024 Redemption, the Company paid an associated redemption premium of $41.4 million. The Company recorded a $49.1 million loss on debt extinguishment related to the 2024 Redemption, comprised of the $41.4 million redemption premium and $7.7 million write-off of deferred financings costs.

On September 16, 2020, remaining proceeds from the issuance of the August Notes were used to fund the partial redemption of $250.0 million of the $1,250.0 million in aggregate principal amount outstanding (the "September Partial 2025 Redemption") of the Company's 5.750% senior unsecured notes due September 2025 (the "2025 Notes"). In connection with the September Partial 2025 Redemption, the Company paid an associated redemption premium of $7.2 million. The Company recorded an $8.6 million loss on debt extinguishment related to the September Partial 2025 Redemption, comprised of the $7.2 million redemption premium and a $1.4 million write-off of deferred financing costs.

On December 22, 2020, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of additional 2029 Notes (the "Additional 2029 Notes"). The Additional 2029 Notes were issued as "additional securities" under the indenture governing the outstanding 2029 Notes. The Additional 2029 Notes are expected to be treated as a single class with the outstanding 2029 Notes for all purposes and have the same terms as those of the outstanding 2029 Notes. The Additional 2029 Notes have not been and will not be registered with the SEC. The Additional 2029 Notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company's subsidiaries that are not issuers under the indenture governing such notes. On January 4, 2021, proceeds from the issuance of the Additional 2029 Notes, together with approximately $230 million of cash on hand, were used to fund a partial redemption of $800.0 million of the $1,000.0 million in aggregate principal amount outstanding of the 2025 Notes (the "January Partial 2025 Redemption"). In connection with the January Partial 2025 Redemption, the Company paid an associated redemption premium of $23.0 million. The Company recorded a $27.6 million loss on debt extinguishment related to the January Partial 2025 Redemption, comprised of the $23.0 million redemption premium and a $4.6 million write-off of deferred financing costs.

The Company, an issuer and direct or indirect parent of each of the other issuers of the 2023 Notes, the 2025 Notes, the 2026 Notes (and New 2026 Notes), the 2027 Notes (and Additional 2027 Notes), the 2028 Notes, the 2029 Notes (and Additional 2029 Notes) and the 2030 Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers, or guarantors, as applicable, of the 2023 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes (and Additional 2027 Notes), the 2028 Notes, the 2029 Notes (and Additional 2029 Notes) and the 2030 Notes are minor, individually and in the aggregate.

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

The Company repaid the remaining $136.8 million in aggregate principal amount of Safeway's 3.95% Notes due 2020 on their maturity date, August 15, 2020.

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

Merger Related Financing

On June 25, 2018, in connection with the merger agreement with Rite Aid Corporation, the Company issued $750.0 million in aggregate principal amount of floating rate senior secured notes (the "Floating Rate Notes") at an issue price of 99.5%. As a result of the termination of the merger agreement with Rite Aid Corporation on August 8, 2018, the Company redeemed all of the Floating Rate Notes at a redemption price equal to 99.5% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing other than ABL Facility financing are recognized as a direct reduction from the carrying amount of the debt liability and amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the term of the related debt facilities using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $25.9 million and $35.4 million as of February 27, 2021 and February 29, 2020, respectively.

Fiscal 2019 amortization of deferred financing costs of $39.8 million included $20.6 million of deferred financing costs written off in connection with the term loan amendment and repayments. Fiscal 2018 amortization of deferred financing costs of $42.7 million included $12.9 million of deferred financing costs written off in connection with the term loan amendments and reductions.

Interest expense, net consisted of the following (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
ABL Facility, senior secured and unsecured notes, term loans and debentures	$463.4	$565.3	$698.3
Finance lease obligations	70.5	79.8	81.8
Deferred financing costs	20.9	39.8	42.7
Debt (premiums) discounts, net	(0.6)	34.1	20.3
Other interest income	(16.0)	(21.0)	(12.3)
Interest expense, net	$538.2	$698.0	$830.8

NOTE 8 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2020	Fiscal 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,016.2	$1,011.6
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	67.4	90.4
Interest on lease liabilities	Interest expense, net	70.5	79.8
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	423.8	402.9
Sublease income	Net sales and other revenue	(91.3)	(111.8)
Total lease cost, net		$1,486.6	$1,472.9
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 27, 2021 and February 29, 2020 consisted of the following (in millions):

	Classification	February 27, 2021	February 29, 2020
Assets
Operating	Operating lease right-of-use assets	$6,015.6	$5,867.4
Finance	Property and equipment, net	384.9	430.7
Total lease assets		$6,400.5	$6,298.1
Liabilities
Current
Operating	Current operating lease obligations	$605.3	$563.1
Finance	Current maturities of long-term debt and finance lease obligations	81.5	83.4
Long-term
Operating	Long-term operating lease obligations	5,548.0	5,402.8
Finance	Long-term debt and finance lease obligations	531.2	583.3
Total lease liabilities		$6,766.0	$6,632.6

The following table presents cash flow information and the weighted average lease term and discount rate for leases (dollars in millions):

	Fiscal 2020	Fiscal 2019
Gains on sale leaseback transactions, net	$—	$487.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	973.7	995.8
Operating cash flows from finance leases	70.5	79.8
Financing cash flows from finance leases	79.9	109.3
Right-of-use assets obtained in exchange for operating lease obligations	763.1	1,195.2
Right-of-use assets obtained in exchange for finance lease obligations	35.8	—
Impairment of right-of-use operating lease assets	15.9	15.4
Impairment of right-of-use finance lease assets	6.3	6.1
Weighted average remaining lease term - operating leases	11.7 years	12.1 years
Weighted average remaining lease term - finance leases	8.8 years	9.0 years
Weighted average discount rate - operating leases	6.7%	7.0%
Weighted average discount rate - finance leases	12.3%	13.7%
Future minimum lease payments for operating and finance lease obligations as of February 27, 2021 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2021	$926.0	$124.7
2022	962.0	126.5
2023	893.2	118.7
2024	802.6	100.0
2025	714.4	85.3
Thereafter	4,849.2	362.0
Total future minimum obligations	9,147.4	917.2
Less interest	(2,994.1)	(304.5)
Present value of net future minimum lease obligations	6,153.3	612.7
Less current portion	(605.3)	(81.5)
Long-term obligations	$5,548.0	$531.2

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 27, 2021 was $319.8 million.

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

Rent expense and tenant rental income under operating leases under the previous lease accounting standard consisted of the following (in millions):

Fiscal 2018
Minimum rent	$853.5
Contingent rent	10.3
Total rent expense	863.8
Tenant rental income	(107.2)
Total rent expense, net of tenant rental income	$756.6

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

NOTE 9 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock" and together with the Class A common stock, the "Common Stock"). As of February 27, 2021, there were 585,574,666 shares of Class A common stock and 465,565,019 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 29, 2020, there were 582,997,251 shares of Class A common stock and 579,325,630 shares of Class A common stock issued and outstanding, respectively. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

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

In connection with the IPO, the Company established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Common Stock in an annual amount equal to $0.40 per common share. During fiscal

2020, the Company paid quarterly dividends of $0.10 per common share on November 10, 2020 and February 10, 2021, to stockholders of record as of October 26, 2020 and January 26, 2021, respectively. On April 13, 2021, the Company announced the next quarterly dividend payment of $0.10 per common share to be paid on May 10, 2021 to stockholders of record as of the close of business on April 26, 2021.

Stock Split

On June 18, 2020, the Company effected a 2.072-for-1 stock split of its Common Stock, without any change in the total shares authorized or the par value per share. All information related to the Company's Common Stock and per Class A common share amounts for all prior periods presented in the accompanying Consolidated Financial Statements have been retroactively adjusted to give effect to the 2.072-for-1 stock split.

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

Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares were designated Series A preferred stock and 1,410,000 shares were designated Series A-1 preferred stock. On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1,680.0 million from the sale and issuance of the Convertible Preferred Stock which has an aggregate liquidation preference of $1,750.0 million. The Convertible Preferred Stock is presented outside of permanent equity at its original issuance price less costs incurred, due to it being contingently redeemable, as described below.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.3 million per fiscal year. On September 15, 2020 and December 15, 2020, the Company declared a quarterly cash dividend of $36.4 million and $29.5 million to holders of the Convertible Preferred Stock, which was paid on September 30, 2020 and December 30, 2020, respectively. On March 15, 2021, subsequent to the end of the fourth quarter of fiscal 2020, the Company declared a quarterly cash dividend of $29.5 million to holders of the Convertible Preferred Stock, which was paid on March 31, 2021.

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

The Company assessed the Convertible Preferred Stock for any beneficial conversion features or embedded derivatives, including the conversion option and investor exchange right, and did not identify any features that would require bifurcation from the Convertible Preferred Stock and receive separate accounting treatment.

Treasury Stock

During fiscal 2018, the Company repurchased 1,772,018 shares of common stock allocable to certain current and former members of management (the "management holders") for $25.8 million in cash. The shares are classified as treasury stock on the Consolidated Balance Sheet. The shares repurchased represented a portion of the shares allocable to management. Proceeds from the repurchase were used by the management holders to repay outstanding loans of the management holders with a third-party financial institution. As there was no active market for shares of the Company's common stock, the shares were repurchased at a negotiated price between the Company and the management holders.

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

On September 14, 2020, the Company entered into a stock repurchase agreement with a stockholder pursuant to which the Company repurchased 6,837,970 shares of its Class A common stock held by the stockholder for an aggregate purchase price of $82.0 million. The stockholder was subject to a court-mandated wind-down, and a court-appointed receiver was directed to liquidate the stockholder's assets. The price was agreed to between the Company and the receiver (on behalf of the stockholder). In establishing the price, the parties took into account, among many other factors that they each deemed relevant, an applicable discount related to the selling restrictions that a third-party buyer would have had if such third-party buyer purchased the shares, including relevant lock-up agreements.

On October 14, 2020, the Company's board of directors authorized a share repurchase program that allows the Company to repurchase up to $300.0 million of its Class A common stock. As part of the share repurchase program, during fiscal 2020, the Company, through a series of open-market transactions, repurchased 7,888,320 shares of its Class A common stock for an aggregate purchase price of $119.1 million.

NOTE 10 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"), which was previously named the "Albertsons Companies, Inc. Phantom Unit Plan" (the "Phantom Unit Plan"). Under the Restricted Stock Unit Plan, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards to employees and directors. As of February 27, 2021, 42.3 million shares of Class A common stock remained available for future awards. Prior to being amended and restated on June 9, 2020, the Phantom Unit Plan provided for grants of "Phantom Units" to certain employees, directors and consultants. Each Phantom Unit provided a participant with a contractual right to receive, upon vesting, one management incentive unit in each of the Company's parents, Albertsons Investor Holdings LLC ("Albertsons Investor") and KIM ACI, LLC ("KIM ACI"). Upon the amendment and restatement of the Phantom Unit Plan as the Restricted Stock Unit Plan, all outstanding Phantom Units were converted into 11.3 million RSUs, including 1.9 million performance-based RSUs that were not deemed granted for accounting purposes, under the Restricted Stock Unit Plan, subject to substantially identical terms and conditions as applied prior to the conversion. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion.

On April 25, 2019, upon the commencement of employment, the Company's President and Chief Executive Officer was granted direct equity interests in each of the Company's parents, Albertsons Investor and KIM ACI. On June 30, 2020, upon consummation of the Company's IPO, the unvested direct equity interests in each of the Company's parents converted into 1.7 million RSAs, including 0.6 million performance-based RSAs that are not deemed granted for accounting purposes. No changes to vesting conditions or the fair value of the award occurred as a result of the conversion.

Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs and RSAs granted in fiscal 2020, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's actual performance for fiscal 2020 relative to the fiscal 2020 performance target.

Equity-based compensation expense recognized in the Consolidated Statements of Operations (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
RSUs	$53.5	$28.9	$47.7
RSAs	5.5	3.9	—
Total equity-based compensation expense	$59.0	$32.8	$47.7
Total related tax benefit	$13.7	$7.5	$12.9

During fiscal 2020, the Company issued 5.6 million RSUs to its employees and directors, of which 4.7 million shares were deemed granted. The 4.7 million issued and granted awards consist of 4.3 million RSUs that have solely time-based vesting and 0.4 million performance-based RSUs that were deemed granted upon the establishment of the fiscal 2020 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.3 million previously issued performance-based RSUs and RSAs were deemed granted in fiscal 2020 upon the establishment of the fiscal 2020 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. The 6.0 million RSUs and RSAs deemed granted in fiscal 2020 have an aggregate grant date value of $94.5 million.

Summary of RSU and RSA activity during fiscal 2020:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 29, 2020	5.2	$8.45	0.9	$8.93
Granted	4.3	15.51	1.7	16.45
Vested	(3.2)	11.04	(0.3)	10.46
Forfeited or cancelled	(0.3)	11.81	(0.1)	12.20
Unvested, February 27, 2021	6.0	$11.95	2.2	$14.39

The aggregate fair value of RSUs and RSAs that vested was $54.3 million, $29.3 million and $32.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The grant date fair value of awards that vested was $38.1 million, $23.1 million and $42.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 27, 2021, the Company had $81.3 million of unrecognized compensation cost related to 7.1 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.8 years. As of February 27, 2021, the Company had $5.7 million of unrecognized costs related to 1.1 million unvested granted RSAs. That cost is expected to be recognized over a weighted average period of 3.2 years.

Upon the establishment of the annual performance target for fiscal 2021, fiscal 2022, and fiscal 2023, the remaining 1.9 million issued performance-based RSUs and 0.6 million performance-based RSAs will be deemed granted for accounting purposes, as applicable.

NOTE 11 - INCOME TAXES

The components of income tax expense (benefit) consisted of the following (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current
Federal (1)	$307.0	$87.2	$9.0
State (2)	84.5	49.2	(6.7)
Foreign	(0.7)	2.3	0.3
Total Current	390.8	138.7	2.6

Deferred
Federal	(92.5)	(14.1)	(77.9)
State	(27.3)	(1.1)	(3.6)
Foreign	7.5	9.3	—
Total Deferred	(112.3)	(5.9)	(81.5)
Income tax expense (benefit)	$278.5	$132.8	$(78.9)
(1) Federal current tax expense net of $5.7 million, $66.8 million and $12.8 million tax benefit of net operating losses ("NOL") in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
(2) State current tax expense net of $16.7 million, $22.6 million and $9.5 million tax benefit of NOLs in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to Income before income taxes was attributable to the following (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Income tax expense at federal statutory rate	$237.0	$125.8	$11.0
State income taxes, net of federal benefit	58.0	32.3	0.7
Change in valuation allowance	(0.5)	(7.2)	(3.3)
Tax Cuts and Jobs Act	—	—	(56.9)
Unrecognized tax benefits	8.6	7.7	(16.2)
Charitable donations	(8.2)	(6.9)	(4.4)
Tax Credits	(23.3)	(23.5)	(10.8)
Other	6.9	4.6	1.0
Income tax expense (benefit)	$278.5	$132.8	$(78.9)

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

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record a provisional amount during a measurement period not to extend beyond one year from the date of enactment, which ended in the fourth quarter of fiscal 2018. In fiscal 2018, the Company recorded a provisional non-cash tax benefit of $56.9 million, primarily to account for refinement of transition tax and the remeasurement of deferred taxes. The Company completed its analysis of the Tax Act in fiscal 2018 based on currently available technical guidance. The Company will continue to assess further guidance issued by the Internal Revenue Service ("IRS") and record the impact of such guidance, if any, in the year issued.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 27, 2021	February 29, 2020
Deferred tax assets:
Compensation and benefits	$275.0	$135.7
Net operating loss	118.4	117.0
Pension & postretirement benefits	333.1	235.5
Self-Insurance	271.0	263.5
Tax credits	39.0	41.7
Lease obligations	1,785.7	1,728.2
Other	96.2	143.8
Gross deferred tax assets	2,918.4	2,665.4
Less: valuation allowance	(130.4)	(135.1)
Total deferred tax assets	2,788.0	2,530.3

Deferred tax liabilities:
Depreciation and amortization	1,233.7	1,249.1
Inventories	335.9	346.8
Operating lease assets	1,570.4	1,521.7
Other	181.7	26.5
Total deferred tax liabilities	3,321.7	3,144.1

Net deferred tax liability	$(533.7)	$(613.8)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(533.7)	(613.8)
Total	$(533.7)	$(613.8)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 27, 2021	February 29, 2020	February 23, 2019
Beginning balance	$135.1	$139.5	$134.9
Additions charged to income tax expense	2.7	3.5	3.5
Reductions credited to income tax expense	(3.2)	(10.7)	(6.8)
Changes to other comprehensive income or loss and other	(4.2)	2.8	7.9
Ending balance	$130.4	$135.1	$139.5

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 27, 2021, a valuation allowance of $130.4 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $23.7 million and $1,430.7 million, respectively, which will begin to expire in 2021 and continue through the fiscal year ending February 2040. As of February 27, 2021, the Company had $39.0 million of state credit carryforwards, the majority of which will expire in 2023. The Company had no federal credit carryforwards as of February 27, 2021.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Beginning balance	$373.8	$376.2	$356.0
Increase related to tax positions taken in the current year	1.5	0.9	1.6
Increase related to tax positions taken in prior years	1.8	3.0	35.1
Decrease related to tax position taken in prior years	(1.1)	(2.2)	(0.4)
Decrease related to settlements with taxing authorities	(3.7)	(4.1)	(8.3)
Decrease related to lapse of statute of limitations	(3.5)	—	(7.8)
Ending balance	$368.8	$373.8	$376.2

Included in the balance of unrecognized tax benefits as of February 27, 2021, February 29, 2020 and February 23, 2019 are tax positions of $277.4 million, $268.2 million and $267.7 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $277.4 million that could impact tax expense, the Company has recorded $7.2 million of indemnification assets that would offset any future recognition. As of February 27, 2021, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2012 and in most states, is no longer subject to state income tax examinations for fiscal years before 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized expense related to interest and penalties, net of settlement adjustments, of $8.2 million, $9.6 million and $1.8 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $121.5 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

NOTE 12 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

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

The Company sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. The plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 27, 2021 and a statement of funded status as of February 27, 2021 and February 29, 2020 (in millions):

	Pension		Other Post-Retirement Benefits
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Change in projected benefit obligation:
Beginning balance	$2,516.2	$2,325.8	$20.9	$23.8
Service cost	15.7	14.7	—	0.6
Interest cost	48.6	80.6	0.4	0.7
Actuarial loss (gain)	11.9	315.1	1.3	(2.6)
Plan participant contributions	—	—	0.2	0.4
Benefit payments (including settlements)	(221.9)	(218.9)	(1.6)	(2.0)
Plan amendments	—	(1.1)	—	—
Ending balance	$2,370.5	$2,516.2	$21.2	$20.9

Change in fair value of plan assets:
Beginning balance	$1,743.7	$1,847.0	$—	$—
Actual return on plan assets	361.2	106.2	—	—
Employer contributions	58.6	9.4	1.4	1.6
Plan participant contributions	—	—	0.2	0.4
Benefit payments (including settlements)	(221.9)	(218.9)	(1.6)	(2.0)
Ending balance	$1,941.6	$1,743.7	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.3)	$(6.7)	$(2.8)	$(2.5)
Other long-term liabilities	(422.6)	(765.8)	(18.4)	(18.4)
Funded status	$(428.9)	$(772.5)	$(21.2)	$(20.9)

The actuarial loss related to the projected benefit obligation for fiscal 2020 was immaterial. The actuarial loss for fiscal 2019 related to the projected benefit obligation was primarily driven by a decrease in discount rates.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net actuarial (gain) loss	$(76.7)	$170.4	$(8.4)	$(10.3)
Prior service cost	1.4	1.6	—	1.9
	$(75.3)	$172.0	$(8.4)	$(8.4)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 27, 2021 and February 29, 2020, is shown below (in millions):

	February 27, 2021	February 29, 2020
Projected benefit obligation	$2,370.5	$2,516.2
Accumulated benefit obligation	2,366.4	2,513.4
Fair value of plan assets	1,941.6	1,743.7

The following table provides the components of net pension and post retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension		Other Post-Retirement Benefits
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Components of net (income) expense:
Estimated return on plan assets	$(103.9)	$(110.1)	$—	$—
Service cost	15.7	14.7	—	0.6
Interest cost	48.6	80.6	0.4	0.7
Amortization of prior service cost	0.2	0.4	1.9	3.7
Amortization of net actuarial loss (gain)	2.0	0.5	(0.6)	(0.5)
(Income) loss due to settlement accounting	(0.7)	7.4	—	—
(Income) expense, net	(38.1)	(6.5)	1.7	4.5

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(245.8)	318.9	1.3	(2.6)
Settlement income (loss)	0.7	(7.4)	—	—
Amortization of net actuarial (loss) gain	(2.0)	(0.5)	0.6	0.5
Prior service cost	—	(1.1)	—	—
Amortization of prior service cost	(0.2)	(0.4)	(1.9)	(3.7)
Total recognized in Other comprehensive income (loss)	(247.3)	309.5	—	(5.8)
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(285.4)	$303.0	$1.7	$(1.3)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2021.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 27, 2021	February 29, 2020
Discount rate	2.84%	2.83%
Rate of compensation increase	3.01%	3.02%
Cash balance plan interest crediting rate	2.35%	2.40%

The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 27, 2021	February 29, 2020
Discount rate	2.83%	4.17%
Expected return on plan assets	6.18%	6.36%
Cash balance plan interest crediting rate	2.40%	3.05%
On February 28, 2021, the Company adopted the new MP-2020 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally slower rate than the MP-2019 projection scale. The change in mortality assumption and future mortality improvement resulted in an immaterial decrease in the Company's current year benefit obligations and future expenses.

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

The following table summarizes actual allocations for the Safeway Plan which had approximately $1,597 million in plan assets as of February 27, 2021:

		Plan Assets
Asset category	Target	February 27, 2021	February 29, 2020
Equity	65%	68.3%	64.0%
Fixed income	35%	31.2%	39.2%
Cash and other	—%	0.5%	(3.2)%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had approximately $302 million in plan assets as of February 27, 2021:

		Plan Assets
Asset category	Target	February 27, 2021	February 29, 2020
Equity	65%	69.2%	64.5%
Fixed income	35%	28.2%	35.4%
Cash and other	—%	2.6%	0.1%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had approximately $43 million in plan assets as of February 27, 2021:

		Plan Assets
Asset category	Target (1)	February 27, 2021	February 29, 2020
Equity	50%	45.0%	47.8%
Fixed income	50%	55.0%	50.4%
Cash and other	—%	—%	1.8%
Total	100%	100.0%	100.0%
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

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 27, 2021, excluding pending transactions of $76.1 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$5.3	$15.3	$(10.0)	$—	$—
Short-term investment collective trust (2)	63.1	—	63.1	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	169.8	169.8	—	—	—
International common stock	56.3	56.3	—	—	—
Collective trust funds (2)	868.6	—	—	—	868.6
Corporate bonds (4)	120.9	—	120.9	—	—
Mortgage- and other asset-backed securities (5)	34.1	—	34.1	—	—
Mutual funds (6)	346.4	178.7	61.0	—	106.7
U.S. government securities (7)	282.0	—	282.0	—	—
Other securities (8)	71.2	—	25.2	—	46.0
Total	$2,017.7	$420.1	$576.3	$—	$1,021.3
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

Contributions

In fiscal 2020, fiscal 2019 and fiscal 2018, the Company contributed $60.0 million, $11.0 million and $199.3 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company's fiscal 2018 contributions include $150.0 million of additional discretionary contributions to reduce the Pension Benefit Guaranty Corporation ("PBGC") premium costs and improve the overall funded status of the plans. The Company expects to contribute $64.6 million to its pension and post-retirement plans in fiscal 2021. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Benefits
2021	$190.3	$2.8
2022	182.8	2.7
2023	177.3	2.4
2024	191.8	2.2
2025	272.7	1.9
2026 – 2030	679.2	6.3
Multiemployer Pension Plans

The Company currently contributes to 27 multiemployer pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants, the investment of the assets and plan administration. Expense is recognized in connection with these plans as contributions are funded.

The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•Though the unfunded obligations of a multiemployer plan are not a liability of the Company, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•With respect to some multiemployer plans, if the Company chooses to stop participating, or makes market exits or store closures or otherwise has participation in the plan fall below certain levels, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability. The Company generally records the actuarially determined liability at an undiscounted amount.

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2020 and fiscal 2019 is for the plan's year ending at December 31, 2019 and December 31, 2018, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/

Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2020	2019	2019	2018
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund (8)	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (5)(9)	516055922 - 001	Green	Green	Yes	Yes	No
Mid Atlantic Pension Fund (8)	461000515 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Green	Yes	Yes	No
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2020	2019	2018				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$123.2	$103.8	$104.4	No	8/3/2019 to 10/9/2021	83	78	10/9/2021
Western Conference of Teamsters Pension Plan	66.9	64.9	63.7	No	3/4/2020 to 9/21/2025	51	10	9/21/2025
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	133.7	116.1	108.4	No	3/11/2018 to 3/6/2026	43	41	3/6/2022
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund (8)	19.3	18.8	20.4	No	10/26/2019 to 2/24/2024	21	15	10/28/2023
Sound Retirement Trust (6)	53.8	44.3	39.1	No	5/4/2019 to 1/20/2024	119	14	5/7/2022
Bakery and Confectionery Union and Industry International Pension Fund	18.7	18.5	17.4	No	9/3/2011 to 3/9/2024	107	33	9/6/2020
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	12.0	14.9	14.0	No	3/28/2020 to 2/1/2024	6	2	3/28/2020
Rocky Mountain UFCW Unions & Employers Pension Plan	15.5	12.3	10.8	No	11/23/2019 to 11/26/2022	85	27	2/19/2022
UFCW Local 152 Retail Meat Pension Fund (5)	11.1	10.9	10.8	No	5/2/2024	4	4	5/2/2024
Desert States Employers & UFCW Unions Pension Plan	8.9	8.9	9.1	No	10/24/2020 to 11/5/2022	16	13	10/24/2020
UFCW International Union - Industry Pension Fund (5)(9)	4.6	9.5	13.1	No	8/3/2019 to 7/13/2024	20	6	6/11/2022
Mid Atlantic Pension Fund (8)	7.3	7.4	6.6	No	(8)	(8)	(8)	(8)
Retail Food Employers and UFCW Local 711 Pension Trust Fund	8.6	7.3	7.1	No	5/19/2018 to 12/17/2023	7	4	3/5/2022
Oregon Retail Employees Pension Trust	10.0	8.9	7.6	No	7/31/2021 to 11/12/2022	142	25	1/29/2022
Intermountain Retail Store Employees Pension Trust (7)	6.9	5.8	4.8	No	5/19/2013 to 4/8/2023	56	13	4/4/2020
Other funds	23.5	17.0	13.8
Total Company contributions to U.S. multiemployer pension plans	$524.0	$469.3	$451.1
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 27, 2021, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2020 and March 31, 2019.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2019 and June 30, 2018.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2019 and September 30, 2018.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2019 and August 31, 2018.
(8) As further described below, effective December 31, 2020, the Mid Atlantic Pension Fund combined into the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund to form the Combined Plan, and immediately upon combination the Company withdrew from the Combined Plan under the terms of the agreement with the applicable local unions, the largest contributing employer and the PBGC.
(9) As further described below, effective June 30, 2020, the Company withdrew from the UFCW National Fund.

FELRA and MAP: The Company was the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") which was projected by FELRA to become insolvent in the first quarter of 2021, and to the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). The Company continued to fund all of its required contributions to FELRA and MAP.

On March 5, 2020, the Company agreed with the two applicable local unions to new collective bargaining agreements pursuant to which the Company contributes to FELRA and MAP. These agreements were subject to final approval by the Pension Benefit Guaranty Corporation ("PBGC"), the local unions and the largest contributing employer, which was reached on December 31, 2020. In connection with these final agreements, to address the pending insolvency of FELRA, the Company and the two local unions, along with the largest contributing employer, agreed to combine MAP into FELRA (the "Combined Plan") on December 31, 2020. As a result, the Company withdrew from the Combined Plan under the terms of the agreement with the applicable unions, the largest contributing employer and the PBGC and received a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. Commencing February 2021, the Company is required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces the Company's previous annual contribution to both FELRA and MAP. In addition to the $23.2 million annual payment, the Company will begin to contribute to a new multiemployer pension plan limited to providing benefits to the former participants in MAP and FELRA in excess of the benefits the PBGC insures under law (the "Excess Plan"). These contributions are expected to commence in June 2022 and are currently expected to be $13.7 million annually for 10 years. The Company recorded a non-cash pre-tax charge of $607.2 million ($449.4 million, net of tax) in the fourth quarter of fiscal 2020 to record the pension obligation for these benefits earned for prior service. The pension obligation was determined using a risk-free rate commensurate with the respective payment term related to the Combined Plan and the Excess Plan. Furthermore, the Company is also establishing and will contribute to a new Variable Annuity Pension Plan (the "Combined VAPP") that provides benefits to participants for future services, effective January 1, 2021. The Company will contribute approximately $4 million to the Combined VAPP to fund certain administrative expenses and establish a stabilization reserve for the Combined VAPP.

The recently enacted ARP Act establishes a special financial assistance program for financially troubled multiemployer pension plans and although the special assistance financial assistance will have no impact on the Company's $23.2 million payment obligation to the Combined Plan, the Company is currently evaluating any potential favorable impact the special financial assistance may have on the $13.7 million annual payment obligation to the Excess Plan. Significant uncertainty remains in determining how the special assistance program will work. The PBGC is expected to issue guidance or regulations within 120 days of enactment and the determination of favorable financial relief, if any, for the Excess Plan is still to be determined.

National Fund: On July 21, 2020, the Company announced that it had entered into a tentative agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and nine UFCW local unions entered into a Memorandum of Understanding that permitted the withdrawal and required the establishment of a new Variable Annuity Pension Plan (the "National VAPP") that will provide benefits to participants for future services, effective as of July 1, 2020. On November 30, 2020, these agreements became effective upon ratification by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund. As a result, the Company will pay, by June 2023, an aggregate of $285.7 million to the National Fund, in full satisfaction of the Company's withdrawal liability amount and mass withdrawal liability amount. The Company has paid $147.3 million as of the end of fiscal 2020 and will pay the remaining amount in two installments over the next 27 months, any portion of which may be prepaid, in whole or in part. The Company will also pre-fund a transition reserve in the National VAPP to support certain grandfathered participants by making a payment in the first quarter of fiscal 2021 of approximately $8 million to the National

VAPP. The Company recorded a pre-tax charge of approximately $285.7 million ($213.0 million, net of tax) in the third quarter of fiscal 2020 to record the withdrawal liability.

Midwest Plan: As a part of the Safeway acquisition, the Company assumed withdrawal liabilities related to Safeway's 2013 closure of its Dominick's division. The Company recorded a $221.8 million multiemployer pension withdrawal liability related to Safeway's withdrawal from these plans. One of the plans, the UFCW & Employers Midwest Pension Fund (the "Midwest Plan"), had asserted the Company may be liable for mass withdrawal liability, if the plan had a mass withdrawal, in addition to the liability the Midwest Plan already had assessed. The Company disputed that the Midwest Plan would have the right to assess mass withdrawal liability on the Company and the Company also disputed in arbitration the amount of the withdrawal liability the Midwest Plan had assessed. On March 12, 2020, the Company agreed to a settlement of these matters and the withdrawal liability with the Midwest Plan's Board of Trustees. As a result of the settlement, the Company agreed to pay $75.0 million, in a lump sum, which was paid in the first quarter of fiscal 2020, and forego any amounts already paid to the Midwest Plan. The Company recorded a gain of $43.3 million in the fourth quarter of fiscal 2019 to reduce the previously recorded estimated withdrawal liability to the settlement amount.

Collective Bargaining Agreements

As of February 27, 2021, the Company had approximately 300,000 employees, of which approximately 210,000 were covered by collective bargaining agreements. During fiscal 2020, collective bargaining agreements covering approximately 27,000 employees were renegotiated. Collective bargaining agreements covering approximately 67,000 employees have expired or are scheduled to expire in fiscal 2021.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.2 billion, $1.2 billion and $1.3 billion for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions for these plans were $85.8 million, $63.2 million and $45.1 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

NOTE 13 - RELATED PARTIES

In connection with the Safeway acquisition, the Company entered into a four-year management agreement with Cerberus Capital Management, L.P. and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.75 million. The Company made the final payment under the initial management agreement in the fourth quarter of fiscal 2017. The agreement was extended to cover both fiscal 2018 and fiscal 2019, requiring the payment of annual management fees of $13.75 million in each year. The agreement was extended again in fiscal 2020, payable in quarterly installments, effective through the IPO date. Prior to the IPO, the Company made one quarterly payment for management fees of $3.4 million in fiscal 2020.

The Company paid Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, fees totaling approximately $0.1 million, $0.3 million and $0.5 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $5.5 million and $4.4 million for fiscal 2020 and fiscal 2019, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems. The Company paid no fees to CTS in fiscal 2018.

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which was then the owner of NALP, a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers' compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral. The collateral not covered by the California Self-Insurers' Security Fund is covered by an irrevocable LOC for the benefit of the State of California Office of Self-Insurance Plans. The amount of the LOC is adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $40.1 million as of February 27, 2021 and $90.3 million as of February 29, 2020.

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

Terraza/Lorenz: Two lawsuits were brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13,

2019, settlement papers were filed with the Court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The Court issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and plaintiffs submitted an amended motion for preliminary approval. On September 8, 2020, the Court granted plaintiffs' amended motion, and a final approval hearing was held on April 26, 2021 at which time the Court took the matter under submission. The Company has recorded an estimated liability for these matters.

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

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. The appeal is now pending in the Seventh Circuit Court of Appeals. Oral argument was held on January 19, 2021.

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

NOTE 15 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to stockholders. Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for pension and other post-retirement liabilities and interest rate swaps. Total comprehensive earnings represent the activity for a period net of tax

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	Fiscal 2020
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$(118.5)	$—	$(121.7)	$3.2
Other comprehensive income (loss) before reclassifications	242.5	—	244.5	(2.0)
Amounts reclassified from Accumulated other comprehensive income (loss)	2.8	—	2.8	—
Tax (expense) benefit	(63.3)	—	(64.3)	1.0
Current-period other comprehensive income (loss), net	182.0	—	183.0	(1.0)
Ending AOCI balance	$63.5	$—	$61.3	$2.2

	Fiscal 2019
	Total	Interest rate swaps	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$91.3	$3.4	$88.8	$(0.9)
Cumulative effect of accounting change	16.6	1.2	14.9	0.5
Other comprehensive (loss) income before reclassifications	(356.2)	(45.8)	(315.2)	4.8
Amounts reclassified from Accumulated other comprehensive income (loss)	46.9	35.4	11.5	—
Tax benefit (expense)	82.9	5.8	78.3	(1.2)
Current-period other comprehensive (loss) income, net	(209.8)	(3.4)	(210.5)	4.1
Ending AOCI balance	$(118.5)	$—	$(121.7)	$3.2

NOTE 16 - NET INCOME PER COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its Common Stock to the extent that such cash dividends exceed $206.25 million per fiscal year. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested RSUs and RSAs and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per common share were as follows (in millions, except per share data):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Basic net income per Class A common share
Net income	$850.2	$466.4	$131.1
Accrued dividends on Convertible Preferred Stock	(86.0)	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Basic	$764.2	$466.4	$131.1

Weighted average Class A common shares outstanding - Basic (1)	500.3	579.4	580.5

Basic net income per Class A common share	$1.53	$0.80	$0.23

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$764.2	$466.4	$131.1
Accrued dividends on Convertible Preferred Stock	86.0	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$850.2	$466.4	$131.1

Weighted average Class A common shares outstanding - Basic (1)	500.3	579.4	580.5
Dilutive effect of:
Restricted stock units and awards	4.1	0.9	0.2
Convertible preferred stock (2)	73.7	—	—
Weighted average Class A common shares outstanding - Diluted (3)	578.1	580.3	580.7

Diluted net income per Class A common share	$1.47	$0.80	$0.23
(1) Fiscal 2020, fiscal 2019 and fiscal 2018 include 1.1 million, 1.3 million and 1.9 million common shares remaining to be issued, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into Common Stock for the period outstanding.
(3) There were no potential common shares outstanding that were antidilutive for fiscal 2020, fiscal 2019 and fiscal 2018.

NOTE 17 - QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature and are necessary for a fair statement of the results for the interim periods presented (in millions, except per share data):

	Fiscal 2020
	52 Weeks	Last 12 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$69,690.4	$15,772.3	$15,408.9	$15,757.6	$22,751.6
Gross profit	20,414.5	4,559.5	4,508.6	4,574.9	6,771.5
Operating income (loss)	1,617.5	(174.8)	258.5	562.0	971.8
Income (loss) before income taxes	1,128.7	(208.3)	153.2	395.7	788.1
Income tax expense (benefit)	278.5	(64.1)	29.5	111.2	201.9
Net income (loss)	$850.2	$(144.2)	$123.7	$284.5	$586.2
Basic net income (loss) per Class A common share	$1.53	$(0.37)	$0.21	$0.52	$1.03
Diluted net income (loss) per Class A common share	$1.47	$(0.37)	$0.20	$0.49	$1.00

Results of operations for fiscal 2020 includes the Company's $607.2 million charge related to the Combined Plan withdrawal in the fourth quarter of fiscal 2020 and the $285.7 million charge related to the UFCW National Fund withdrawal in the third quarter of fiscal 2020.

	Fiscal 2019
	53 Weeks	Last 13 Weeks	Third 12 Weeks	Second 12 Weeks	First 16 Weeks
Net sales and other revenue	$62,455.1	$15,436.8	$14,103.2	$14,176.7	$18,738.4
Gross profit	17,594.2	4,418.0	3,995.1	3,941.5	5,239.6
Operating income	1,437.1	326.6	206.6	582.4	321.5
Income before income taxes	599.2	90.1	67.7	376.7	64.7
Income tax expense	132.8	22.3	12.9	81.9	15.7
Net income	$466.4	$67.8	$54.8	$294.8	$49.0
Basic and diluted net income per Class A common share	$0.80	$0.12	$0.09	$0.51	$0.08

Results of operations for the second quarter of fiscal 2019 includes the Company's $463.6 million net gain related to three separate sale leaseback transactions, which is included as a component of Gain on property dispositions and impairment losses, net.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 27, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 27, 2021.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 27, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers in "Part I—Item 1. Business" herein under the caption "Executive Officers of the Registrant," which is included in accordance with General Instruction G(3) of Form 10-K. The remainder of the information covered by this Item is incorporated by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed in June 2021.

Item 11 - Executive Compensation

The information covered by this Item is incorporated by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed in June 2021.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

The information covered by this Item is incorporated by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed in June 2021.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information covered by this Item is incorporated by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed in June 2021.

Item 14 - Principal Accountant Fees and Services

The information covered by this Item is incorporated by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed in June 2021.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheets as of February 27, 2021 and February 29, 2020	67
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 27, 2021, February 29, 2020 and February 23, 2019	68
	Consolidated Statements of Cash Flows for the years ended February 27, 2021, February 29, 2020 and February 23, 2019	69
	Consolidated Statements of Stockholders' Equity for the years ended February 27, 2021, February 29, 2020 and February 23, 2019	71
	Notes to Consolidated Financial Statements	72

(a)2.	Financial Statement Schedules:
	There are no Financial Statement Schedules included in this filing for the reason that they are not applicable or are not required or the information is included elsewhere in this Form 10-K.

(a)3.&(b)	Exhibits:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

3.2	Amended and Restated Bylaws of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)
3.3	Certificate of Designations of 6.75% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)
3.3.1
Certificate of Amendment to the Certificate of Designations of 6.75% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

3.4	Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)
3.4.1
Certificate of Amendment to the Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.1
Stockholders' Agreement by and among Albertsons Companies, Inc. and holders of stock of Albertsons Companies, Inc. signatory thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.2
Registration Rights Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

4.3
Form of Lock-Up Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

4.4
Indenture, dated September 10, 1997, between Safeway Inc., and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.5
Form of Officers' Certificate establishing the terms of Safeway Inc.'s 4.75% Notes due 2021, including the form of Notes (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on July 8, 2015)

Exhibit No.	Description
4.6
Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibit 4.6 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.7
Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibit 4.7 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.8
Indenture, dated May 1, 1992, between New Albertson's, Inc. (as successor to Albertson's, Inc.) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as trustee (as supplemented by Supplemental Indenture No. 1, dated as of May 7, 2004; Supplemental Indenture No. 2, dated as of June 1, 2006; Supplemental Indenture No. 3, dated as of December 29, 2008 and Supplemental Indenture No. 4, dated as of December 3, 2017) (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 filed with the SEC on April 6, 2018)

4.9
Indenture, dated May 1, 1995, between American Stores Company, LLC and Wells Fargo Bank, National Association (as successor to The First National bank of Chicago), as trustee (as further supplemented) (incorporated by reference to Exhibit 4.11 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.10
Indenture, dated as of August 9, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.18 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.10.1
First Supplemental Indenture, dated as of December 23, 2016, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.20 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.10.2
Second Supplemental Indenture, dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC (collectively, the "Issuers"), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.22 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.10.3
Third Supplemental Indenture, dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson's, Inc., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.24 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.10.4
Fourth Supplemental Indenture, dated as of December 3, 2017, by and among Albertsons Companies, LLC, New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.13.4 to the Company's Registration Statement on Form S-4 filed with the SEC on April 6, 2018)

4.10.5
Fifth Supplemental Indenture, dated as of February 25, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.13.5 to the Company's Registration Statement on Form S-4 filed with the SEC on April 6, 2018)

4.10.6
Sixth Supplemental Indenture, dated as of November 16, 2018, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.12.6 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)

4.10.7
Seventh Supplemental Indenture, dated as of April 17, 2019, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.10.7 to the Company's Annual Report on Form 10-K filed with the SEC on April 24, 2019)

4.10.8
Eighth Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., New Albertsons L.P., Safeway Inc. and Albertson's LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.12.8 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

Exhibit No.	Description
4.11
Indenture, dated as of February 5, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2019)

4.11.1
First Supplemental Indenture, dated as of April 17, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.11.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 24, 2019)

4.11.2
Second Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.13.2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.12
Indenture, dated as of August 15, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2019)

4.12.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.14.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.13
Indenture, dated as of November 22, 2019, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee with respect to the 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2019)

4.13.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.15.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.14
Indenture, dated as of February 5, 2020, by and among Albertsons Companies Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2020)

4.14.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 3.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.16.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.15
Indenture, dated as of February 5, 2020, by and among Albertsons Companies Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2020)

4.15.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.17.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.16
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.17
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.18*	Description of Registrant's Securities
10.1
Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2018)

Exhibit No.	Description
10.1.1
Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.2
Amendment No. 8, dated as of August 15, 2019, to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015, among Albertsons Companies, Inc., Albertson's LLC, the co-borrowers party thereto, the guarantors party thereto, the parties thereto from time to time as lenders and Credit Suisse AG, Cayman Islands Branch, in its capacity as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2019)

10.3†
Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Sharon Allen (incorporated by reference to Exhibit 10.19 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

10.4†
Letter Agreement, dated September 21, 2015, between Albertsons Companies, Inc. and Steven A. Davis (incorporated by reference to Exhibit 10.20 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

10.5†
Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.6†
Emeritus Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.7†
Emeritus Agreement, dated December 16, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.8†
Amended and Restated Employment Agreement, effective as of April 25, 2019, by and between Albertsons Companies, Inc. and James L. Donald (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2019)

10.9†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Robert Dimond (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.10†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Shane Sampson (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.11†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Anuj Dhanda (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.12†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Susan Morris (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.13†
Separation Agreement, dated as of August 21, 2019, by and between Albertsons Companies, Inc. and Shane Sampson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2019)

10.14†
Employment Agreement, dated August 19, 2019, between Albertsons Companies, Inc. and Michael Theilmann (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)

10.15†
Amended and Restated Employment Agreement, dated December 1, 2019, between Albertsons Companies, Inc. and Christine Rupp (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)
10.17†
Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

Exhibit No.	Description
10.18†
Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

10.19
Amended and Restated Investment Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.19.1
Amendment No.1, dated as of June 25, 2020, to the Amended and Restated Investment Agreement, dated as of June 9, 2020, by and among Albertsons Companies, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.20
Amended and Restated Real Estate Agreement by and between ACI Real Estate Company LLC and AL RE Investor Holdings, LLC, dated June 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.21
Unitary Master Sublease between ACI Real Estate Company LLC, as Landlord, and the entities set forth therein, as Tenant, dated June 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.22
Share Repurchase Agreement, dated as of September 14, 2020, by and between Albertsons Companies, Inc. and Gabriel Assets, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2020)

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2020)
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 28, 2021	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	President, Chief Executive Officer and Director	April 28, 2021
Vivek Sankaran	(Principal Executive Officer)

/s/ Robert B. Dimond	Executive Vice President and Chief Financial Officer	April 28, 2021
Robert B. Dimond	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 28, 2021
Robert B. Larson	(Principal Accounting Officer)

/s/ James L. Donald	Co-Chairman	April 28, 2021
James L. Donald

/s/ Chan Galbato	Co-Chairman	April 28, 2021
Chan Galbato

/s/ Sharon L. Allen	Director	April 28, 2021
Sharon L. Allen

/s/ Shant Babikian	Director	April 28, 2021
Shant Babikian

/s/ Steven A. Davis	Director	April 28, 2021
Steven A. Davis

/s/ Kim Fennebresque	Director	April 28, 2021
Kim Fennebresque

Signature	Title	Date

/s/ Allen M. Gibson	Director	April 28, 2021
Allen M. Gibson

/s/ Hersch Klaff	Director	April 28, 2021
Hersch Klaff

/s/ Jay L. Schottenstein	Director	April 28, 2021
Jay L. Schottenstein

/s/ Alan H. Schumacher	Director	April 28, 2021
Alan H. Schumacher

/s/ B. Kevin Turner	Vice Chairman	April 28, 2021
B. Kevin Turner

/s/ Mary Beth West	Director	April 28, 2021
Mary Beth West

/s/ Scott Wille	Director	April 28, 2021
Scott Wille