Form 10-Q
period 2021-06-19
Albertsons Companies, Inc.
filed 2021-07-29
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 19, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 28, 2021, the registrant had 466,535,671 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 19, 2021	February 27, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,173.8	$1,717.0
Receivables, net	618.7	550.9
Inventories, net	4,271.9	4,301.3
Other current assets	313.1	418.8
Total current assets	7,377.5	6,988.0

Property and equipment, net	9,295.1	9,412.7
Operating lease right-of-use assets	5,857.3	6,015.6
Intangible assets, net	2,149.1	2,108.8
Goodwill	1,200.5	1,183.3
Other assets	902.4	889.6
TOTAL ASSETS	$26,781.9	$26,598.0

LIABILITIES
Current liabilities
Accounts payable	$3,386.3	$3,487.3
Accrued salaries and wages	1,365.4	1,474.7
Current maturities of long-term debt and finance lease obligations	214.3	212.4
Current maturities of operating lease obligations	610.9	605.3
Other current liabilities	1,127.3	1,052.5
Total current liabilities	6,704.2	6,832.2

Long-term debt and finance lease obligations	8,145.8	8,101.2
Long-term operating lease obligations	5,464.5	5,548.0
Deferred income taxes	534.6	533.7
Other long-term liabilities	2,635.3	2,659.5

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of June 19, 2021 and February 27, 2021	844.3	844.3
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of June 19, 2021 and February 27, 2021	754.8	754.8

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of June 19, 2021 and February 27, 2021	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 586,520,608 and 585,574,666 shares issued as of June 19, 2021 and February 27, 2021, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of June 19, 2021 and February 27, 2021	—	—
Additional paid-in capital	1,911.1	1,898.9
Treasury stock, at cost, 120,009,647 shares held as of June 19, 2021 and February 27, 2021	(1,907.0)	(1,907.0)
Accumulated other comprehensive income	63.6	63.5
Retained earnings	1,624.8	1,263.0
Total stockholders' equity	1,698.4	1,324.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,781.9	$26,598.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 19, 2021	June 20, 2020
Net sales and other revenue	$21,269.4	$22,751.6
Cost of sales	15,078.4	15,980.1
Gross profit	6,191.0	6,771.5

Selling and administrative expenses	5,503.6	5,769.4
Loss on property dispositions and impairment losses, net	0.3	30.3
Operating income	687.1	971.8

Interest expense, net	153.3	180.6
Other (income) expense, net	(43.5)	3.1
Income before income taxes	577.3	788.1

Income tax expense	132.5	201.9
Net income	$444.8	$586.2

Other comprehensive income, net of tax
Recognition of pension gain	0.1	0.8
Other	—	0.9
Other comprehensive income	$0.1	$1.7

Comprehensive income	$444.9	$587.9

Net income per Class A common share
Basic net income per Class A common share	$0.80	$1.03
Diluted net income per Class A common share	0.78	1.00
Weighted average Class A common shares outstanding
Basic	465.1	568.0
Diluted	571.4	583.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 19, 2021	June 20, 2020
Cash flows from operating activities:
Net income	$444.8	$586.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on property dispositions and impairment losses, net	0.3	30.3
Depreciation and amortization	504.2	460.1
Operating lease right-of-use assets amortization	189.3	176.4
LIFO expense	14.5	13.1
Deferred income tax	(17.9)	(51.2)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(14.5)	(63.5)
(Gain) loss on interest rate swaps and commodity hedges, net	(6.3)	24.5
Equity-based compensation expense	22.2	19.0
Other	(22.9)	(1.8)
Changes in operating assets and liabilities:
Receivables, net	(74.7)	(4.7)
Inventories, net	14.8	67.8
Accounts payable, accrued salaries and wages and other accrued liabilities	(31.3)	733.1
Operating lease liabilities	(109.5)	(98.7)
Self-insurance assets and liabilities	27.5	24.1
Other operating assets and liabilities	118.5	177.2
Net cash provided by operating activities	1,059.0	2,091.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23.5)	—
Payments for property, equipment and intangibles, including payments for lease buyouts	(513.4)	(402.3)
Proceeds from sale of long-lived assets	15.2	6.7
Other investing activities	28.7	(3.8)
Net cash used in investing activities	(493.0)	(399.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,000.0
Payments on long-term borrowings	(0.3)	(2,001.4)
Payments of obligations under finance leases	(14.1)	(14.1)
Dividends paid on common stock	(46.5)	—
Dividends paid on convertible preferred stock	(29.5)	—
Proceeds from convertible preferred stock	—	1,680.0
Third party issuance costs on convertible preferred stock	—	(80.9)
Treasury stock purchase, at cost	—	(1,680.0)
Employee tax withholding on vesting of restricted stock units	(10.0)	(6.2)
Other financing activities	(8.8)	(4.3)
Net cash used in financing activities	(109.2)	(106.9)

Net increase in cash and cash equivalents and restricted cash	456.8	1,585.6
Cash and cash equivalents and restricted cash at beginning of period	1,767.6	478.9
Cash and cash equivalents and restricted cash at end of period	$2,224.4	$2,064.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	945,942	—	(10.0)	—	—	—	—	(10.0)
Cash dividends declared on common stock	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(36.4)	(36.4)
Net income	—	—	—	—	—	—	444.8	444.8
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Other activity	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 19, 2021	586,520,608	$5.9	$1,911.1	120,009,647	$(1,907.0)	$63.6	$1,624.8	$1,698.4

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of restricted stock units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	$5.8	$1,837.1	105,283,357	$(1,705.8)	$(116.8)	$1,174.6	$1,194.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 27, 2021 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the Securities and Exchange Commission (the "SEC") on April 28, 2021. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 19, 2021 and June 20, 2020.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $50.6 million of restricted cash as of June 19, 2021 and February 27, 2021.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory at the lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $14.5 million and $13.1 million for the 16 weeks ended June 19, 2021 and June 20, 2020, respectively.

Equity-based compensation: The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan and the Albertsons Companies, Inc. 2020 Omnibus Incentive Plan. The Company recognizes equity-based compensation expense for restricted stock units ("RSUs") and restricted common stock ("RSAs") of the Company granted to employees and non-employee directors. Actual forfeitures are recognized as they occur. Equity-based compensation expense is based on the fair value on the grant date and is recognized over the requisite service period of the award. The fair value of the RSUs and RSAs with a service condition or performance-based condition is generally determined using the fair market value of the Company's Class A common stock on the grant date.

Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs and RSAs granted in fiscal 2021, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's actual performance for fiscal 2021 relative to the fiscal 2021 performance target.

Equity-based compensation expense recognized in the Condensed Consolidated Statements of Operations (in millions):

	16 weeks ended
	June 19, 2021	June 20, 2020
RSUs	$19.7	$17.8
RSAs	2.5	1.2
Total equity-based compensation expense	$22.2	$19.0
Total related tax benefit	$5.1	$4.6

On May 12, 2021, the Company issued 3.2 million RSUs to its employees and directors, of which 2.2 million were deemed granted. The 2.2 million issued and granted awards consist of 1.7 million RSUs that have solely time-based vesting and 0.5 million performance-based RSUs that were deemed granted upon the establishment of the fiscal 2021 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.2 million previously issued performance-based RSUs and 0.3 million previously issued performance-based RSAs were deemed granted in fiscal 2021 upon the establishment of the fiscal 2021 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period.

As of June 19, 2021, there was $119.4 million of unrecognized costs related to 11.1 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.9 years. As of June 19, 2021, there was $9.2 million of unrecognized costs related to 1.0 million unvested granted RSAs. That cost is expected to be recognized over a weighted average period of 1.9 years.

Income taxes: Income tax expense was $132.5 million, representing a 23.0% effective tax rate, for the 16 weeks ended June 19, 2021. Income tax expense was $201.9 million, representing a 25.6% effective tax rate, for the 16 weeks ended June 20, 2020. The decrease in the effective income tax rate was primarily driven by the recognition of certain discrete state income tax benefits during the 16 weeks ended June 19, 2021. The Company expects its annual effective tax rate for fiscal 2021 to be approximately 25%.

Segments: The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through digital channels. The Company's operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 12 operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers through its stores and digital channels the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $298.9 million and $262.5 million as of June 19, 2021 and February 27, 2021, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 19, 2021 and February 27, 2021.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $85.0 million as of June 19, 2021 and $98.1 million as of February 27, 2021. Breakage amounts were immaterial for the 16 weeks ended June 19, 2021 and June 20, 2020, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	16 weeks ended
	June 19, 2021		June 20, 2020
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,270.3	43.6%	$10,783.8	47.4%
Perishables (3)	8,912.6	41.9	9,555.6	42.0
Pharmacy	1,728.6	8.1	1,554.9	6.8
Fuel	1,049.3	4.9	589.2	2.6
Other (4)	308.6	1.5	268.1	1.2
Net sales and other revenue	$21,269.4	100.0%	$22,751.6	100.0%
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of June 19, 2021 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$11.7	$4.8	$6.9	$—
Non-current investments (2)	104.9	32.3	72.6	—
Derivative contracts (3)	9.9	—	9.9	—
Total	$126.5	$37.1	$89.4	$—

Liabilities:
Derivative contracts (4)	$34.0	$—	$34.0	$—
Total	$34.0	$—	$34.0	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy hedges. Included in Other assets.
(4) Primarily relates to interest rate swaps. Included in Other current liabilities.
The following table presents assets and liabilities which were measured at fair value on a recurring basis as of February 27, 2021 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 19, 2021, the fair value of total debt was $8,178.2 million compared to the carrying value of

$7,815.2 million, excluding debt discounts and deferred financing costs. As of February 27, 2021, the fair value of total debt was $8,150.7 million compared to the carrying value of $7,815.5 million, excluding debt discounts and deferred financing costs.
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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's Swaps as of June 19, 2021 and February 27, 2021 were $1,653.0 million, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps consisted of the following (in millions):

	16 weeks ended
	June 19, 2021	June 20, 2020	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(0.3)	$(19.0)	Other (income) expense, net

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 19, 2021 and February 27, 2021, net of unamortized debt discounts of $43.8 million and $44.8 million, respectively, and deferred financing costs of $66.2 million and $69.8 million, respectively, consisted of the following (in millions):

	June 19, 2021	February 27, 2021
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,683.9	$6,680.5
Safeway Inc. Notes due 2021 to 2031, interest rate range of 4.75% to 7.45%	504.2	504.3
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	470.3	469.1
Other financing obligations	29.4	29.4
Mortgage notes payable, secured	17.4	17.6
Finance lease obligations	654.9	612.7
Total debt	8,360.1	8,313.6
Less current maturities	(214.3)	(212.4)
Long-term portion	$8,145.8	$8,101.2

ABL Facility

As of June 19, 2021 and February 27, 2021, there were no amounts outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $349.1 million and $354.6 million, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 19, 2021	June 20, 2020	June 19, 2021	June 20, 2020
Estimated return on plan assets	$(32.7)	$(31.5)	$—	$—
Service cost	6.9	4.8	—	—
Interest cost	13.0	16.6	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	0.6
Amortization of net actuarial loss (gain)	0.3	0.6	(0.2)	(0.2)
(Income) expense, net	$(12.4)	$(9.4)	$(0.1)	$0.5

The Company contributed $2.0 million and $54.6 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 19, 2021 and June 20, 2020, respectively. The Company currently anticipates contributing an additional $46.8 million to meet the minimum funding requirements for these plans for the remainder of fiscal 2021 but may make additional discretionary contributions that are determined to be beneficial to the Company.
Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $16.2 million and $21.8 million for the 16 weeks ended June 19, 2021 and June 20, 2020, respectively.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act") was signed into law on March 11, 2021. The ARP Act establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive the assistance. The Company is currently evaluating the interim final rule, which is subject to a 30-day comment period, including any potential impact to the Company's Excess Plan as defined in and further described in "Part II—Item 8. Financial Statements and Supplemental Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of

California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $22.6 million as of June 19, 2021 and $40.1 million as of February 27, 2021, respectively.

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency is probable and can be reasonably estimated. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management's current belief, material differences in actual outcomes or changes in management's evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

ERISA Litigation: Two lawsuits were brought against Safeway Inc. ("Safeway") and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the Court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for

November 20, 2019, but the Court vacated the hearing. The Court issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and plaintiffs submitted an amended motion for preliminary approval. On September 8, 2020, the Court granted plaintiffs' amended motion, and a final approval hearing was held on April 26, 2021, at which time the Court took the matter under submission. The Company has recorded an estimated liability for these matters.

False Claims Act: The Company has received a civil investigative demand dated February 28, 2020 from the United States Attorney for the Southern District of New York in connection with a False Claims Act ("FCA") investigation relating to the Company's dispensing practices regarding insulin pen products. The investigation seeks documents regarding the Company's policies, practices and procedures, as well as dispensing data, among other things. The Company intends to cooperate with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Two qui tam actions alleging violations of the FCA have also been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. The appeal is now pending in the Seventh Circuit Court of Appeals. Oral argument is scheduled for September 9, 2021.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. The appeal is now pending in the Seventh Circuit Court of Appeals. Oral argument was held on January 19, 2021.

In both of the above cases, the federal government previously investigated the relators' allegations and declined to intervene. The relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters and believes each of these cases is without merit. The Company has recorded an estimated liability for these matters.

The Company was also subject to another FCA qui tam action entitled United States ex rel. Zelickowski v. Albertson's LLC. In that case, the relators alleged that Albertson's LLC ("Albertson's") overcharged federal healthcare programs by not providing the federal government, as a part of its usual and customary prices to the federal government, the benefit of discounts given to customers who enrolled in the Albertson's discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. On December 17, 2018, the case was dismissed, without prejudice.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 80 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where we have been in active discovery and where a September 2022 trial date has been set. The MDL Court and a state court in Utah are currently considering position statements from the parties in connection with scheduling bellwether trials and it is likely that the Company may be included in one or more of those anticipated bellwether trials. The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

California Air Resources Board: Upon the inspection by the California Air Resources Board ("CARB") of several of the Company's stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California. In connection with this evaluation, the Company retained a third party to conduct an audit and correct deficiencies identified across its California store base. The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. CARB has made an opening demand regarding potential fines and penalties. On July 7, 2021, the parties entered into a settlement agreement for which the Company has recorded an estimated liability.

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

NOTE 7 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to the stockholders. Generally, for the Company, total comprehensive income or loss equals net income plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 19, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$63.5	$61.3	$2.2
Amounts reclassified from accumulated other comprehensive income	0.2	0.2	—
Tax expense	(0.1)	(0.1)	—
Current-period other comprehensive income, net of tax	0.1	0.1	—
Ending balance	$63.6	$61.4	$2.2

	16 weeks ended June 20, 2020
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$(121.7)	$3.2
Other comprehensive income before reclassifications	1.2	—	1.2
Amounts reclassified from accumulated other comprehensive income	1.1	1.1	—
Tax expense	(0.6)	(0.3)	(0.3)
Current-period other comprehensive income, net of tax	1.7	0.8	0.9
Ending balance	$(116.8)	$(120.9)	$4.1

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible Preferred Stock"), a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested RSUs and RSAs and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 19, 2021	June 20, 2020
Basic net income per Class A common share
Net income	$444.8	$586.2
Accrued dividends on Convertible Preferred Stock	(36.4)	(3.9)
Earnings allocated to Convertible Preferred Stock	(36.2)	—
Net income allocated to Class A common stockholders - Basic	$372.2	$582.3

Weighted average Class A common shares outstanding - Basic (1)	465.1	568.0

Basic net income per Class A common share	$0.80	$1.03

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$372.2	$582.3
Accrued dividends on Convertible Preferred Stock	36.4	3.9
Earnings allocated to Convertible Preferred Stock	36.2	—
Net income allocated to Class A common stockholders - Diluted	$444.8	$586.2

Weighted average Class A common shares outstanding - Basic (1)	465.1	568.0
Dilutive effect of:
Restricted stock units and awards	4.7	4.8
Convertible preferred stock (2)	101.6	10.9
Weighted average Class A common shares outstanding - Diluted (3)	571.4	583.7

Diluted net income per Class A common share	$0.78	$1.00
(1) There were 20,048 Class A common shares remaining to be issued for the 16 weeks ended June 19, 2021 compared to no Class A common shares remaining to be issued for the 16 weeks ended June 20, 2020.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding.
(3) There were no potential Class A common shares outstanding that were antidilutive for the 16 weeks ended June 19, 2021 and June 20, 2020, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions about market conditions and our future operating performance which the Company believes to be reasonable at this time. The Company's results may vary significantly from quarter to quarter, and these expectations and assumptions involve risks and uncertainties, including changes in macroeconomic conditions and the Company's industry, failure to achieve anticipated synergies and cost-savings, increased rates of food price inflation or deflation and other factors, that could cause actual results or events to be materially different from those anticipated. These risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include those related to the COVID-19 pandemic, about which there are still many unknowns, including the duration of the pandemic and the extent of its impact. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons," the "Company," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES

We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP Net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units ("RSUs") and restricted common stock ("RSAs") outstanding at the end of the period. We define Net Debt as total debt (which includes finance lease obligations and is net of deferred financing costs and original issue discount) minus unrestricted cash and cash equivalents and we define Net Debt Ratio as the ratio of Net Debt to Adjusted EBITDA for the rolling 52 or 53 week period. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as Net income, operating income and gross profit. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby provide useful measures to analysts and investors of our operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to our results of operations may be impacted by such differences. We also use Adjusted EBITDA and Net Debt Ratio for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

FIRST QUARTER OF FISCAL 2021 OVERVIEW

Given the significant variations that occurred in our business during fiscal 2020 due to the COVID-19 pandemic, we provide a supplemental comparison of the 16 weeks ended June 19, 2021 ("first quarter of fiscal 2021") to the 16 weeks ended June 15, 2019 ("first quarter of fiscal 2019") for certain financial measures to demonstrate the two-year growth in our business in addition to comparisons to the 16 weeks ended June 20, 2020 ("first quarter of fiscal 2020").

As of June 19, 2021, we operated 2,278 retail food and drug stores with 1,725 pharmacies, 399 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. We continue to make significant progress against all of our strategic priorities, including in-store excellence, accelerating our digital and omni-channel capabilities, driving productivity and strengthening our talent and culture. Identical sales decreased 10.0%, excluding fuel, during the first quarter of fiscal 2021, resulting in two-year stacked identical sales growth of 16.5%. Underscoring our strong omni-channel capabilities that allow customers to complete their shopping with us in any way they want, our digital initiatives continue to resonate with our customers, as evidenced by our sustained sales levels in the first quarter of fiscal 2021 with digital sales flat compared to the first quarter of fiscal 2020 and a two-year stacked growth of 276%. During the first quarter of fiscal 2021, we expanded our Drive Up & Go curbside pickup service to 1,740 locations and offer delivery services across more than 2,000 of our stores. In our delivery service, we have expanded first party locations, and continue to work with third party services to engage with customers on the platform of their choice. In addition to our continuing partnership with Instacart, we have expanded our partnership with DoorDash to offer on-demand grocery delivery service where customers can receive a broad assortment in under one hour. We also recently launched a similar partnership with Uber, where customers can order a full assortment of groceries on the Uber platform.

We continue to achieve significant success with members in our just for U loyalty program, which drives higher sales and customer retention, with participation growing 18% compared to the first quarter of fiscal 2020, reaching 26.7 million members. Our Own Brands products resonate well with our customers as evidenced by increased sales penetration of Own Brands by 100 basis points to 25.2% compared to the first quarter of fiscal 2020. Own Brands continues to deliver on innovation with more than 300 new items launched in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, we made significant progress on productivity initiatives, including labor efficiency, shrink, promotional effectiveness and purchasing and procurement.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $513 million during the first quarter of fiscal 2021 as we opened five new stores and completed 33 upgrades and remodels. Our balance sheet remains strong with a Net Debt Ratio of 1.5x as of the end of the first quarter of fiscal 2021. Capital returns to shareholders in the first quarter of fiscal 2021 included our $0.10 per share quarterly dividend.

In addition, during the first quarter of fiscal 2021, our Nourishing Neighbors fundraising drive raised approximately $9 million from our customers at our check stands, which was matched by the Albertsons Companies Foundation, resulting in approximately $18 million in funds to feed children and families. We have also been partnering with the

Department of Health and Human Services and local health authorities to administer COVID-19 vaccines to our local communities and, as of July 28, 2021, have administered approximately 6 million doses.

First quarter of fiscal 2021 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2021 include:
•Identical sales decrease of 10.0%; two-year identical sales stacked growth of 16.5%
•Sustained digital sales levels; on a two-year stacked basis digital sales growth was 276%
•Net income of $445 million, or $0.78 per Class A common share
•Adjusted net income of $518 million, or $0.89 per Class A common share
•Adjusted EBITDA of $1,308 million
•Opened five new stores and completed 33 remodel projects
•Launched 320 new Drive Up & Go locations and one micro-fulfillment center

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	16 weeks ended
	June 19, 2021	June 20, 2020
Stores, beginning of period	2,277	2,252
Acquired (1)	1	—
Opened	5	—
Closed	(5)	—
Stores, end of period	2,278	2,252
(1) The 16 weeks ended June 19, 2021 includes one store acquired from Kings and Balducci's that transferred to us subsequent to the end of the fourth quarter of fiscal 2020.
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 19, 2021	June 20, 2020	June 19, 2021	June 20, 2020	June 19, 2021	June 20, 2020
Less than 30,000	223	204	9.8%	9.1%	5.1	4.7
30,000 to 50,000	786	783	34.5%	34.7%	32.9	32.9
More than 50,000	1,269	1,265	55.7%	56.2%	75.0	74.7
Total Stores	2,278	2,252	100.0%	100.0%	113.0	112.3
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of First Quarter of Fiscal 2021 to First Quarter of Fiscal 2020:

The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2021 and the first quarter of fiscal 2020 (in millions, except per share data).

	16 weeks ended
	June 19, 2021	% of Sales	June 20, 2020	% of Sales
Net sales and other revenue	$21,269.4	100.0%	$22,751.6	100.0%
Cost of sales	15,078.4	70.9	15,980.1	70.2
Gross profit	6,191.0	29.1	6,771.5	29.8
Selling and administrative expenses	5,503.6	25.9	5,769.4	25.4
Loss on property dispositions and impairment losses, net	0.3	—	30.3	0.1
Operating income	687.1	3.2	971.8	4.3
Interest expense, net	153.3	0.7	180.6	0.8
Other (income) expense, net	(43.5)	(0.2)	3.1	—
Income before income taxes	577.3	2.7	788.1	3.5
Income tax expense	132.5	0.6	201.9	0.9
Net income	$444.8	2.1%	$586.2	2.6%

Basic net income per Class A common share	$0.80		$1.03
Diluted net income per Class A common share	0.78		1.00

Net Sales and Other Revenue
Net sales and other revenue decreased 6.5% to $21,269.4 million for the first quarter of fiscal 2021 from $22,751.6 million for the first quarter of fiscal 2020. The decrease in Net sales and other revenue was primarily driven by our 10.0% decrease in identical sales, driven by significantly elevated demand at the onset of the COVID-19 pandemic in the first quarter of fiscal 2020 and partially offset by an increase in pharmacy sales, primarily from administering COVID-19 vaccines. The decrease in Net sales and other revenue was also partially offset by $460.1 million in higher fuel sales.

Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 19, 2021 and the 16 weeks ended June 20, 2020, respectively, were:

	16 weeks ended
	June 19, 2021	June 20, 2020
Identical sales, excluding fuel	(10.0)%	26.5%

The decrease in identical sales for the first quarter of fiscal 2021 was a direct result of significant demand at the onset of the COVID-19 pandemic during the first quarter of fiscal 2020. Though our identical sales decreased in the first quarter of fiscal 2021, we retained market share gains compared to pre-pandemic levels.

Gross Profit

Gross profit represents the portion of Net sales and other revenue remaining after deducting Cost of sales during the period, including purchase and distribution costs. These costs include, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehouse and distribution costs, Own Brands program costs and digital-related delivery and handling costs. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.

Gross profit margin decreased to 29.1% during the first quarter of fiscal 2021 compared to 29.8% during the first quarter of fiscal 2020. Excluding the impact of fuel, gross profit margin increased 10 basis points compared to the first quarter of fiscal 2020. The increase in gross profit margin was primarily driven by improved pharmacy margins related to administering COVID-19 vaccines, productivity initiatives related to optimization of promotions, growth in Own Brands penetration and lower COVID-19 related costs, partially offset by the sales deleverage.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 25.9% of Net sales and other revenue during the first quarter of fiscal 2021 compared to 25.4% of Net sales and other revenue for the first quarter of fiscal 2020. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 115 basis points during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to the sales deleverage, including employee wage and benefit costs, depreciation and amortization and rent and occupancy costs. The increase was partially offset by benefits related to the execution of our productivity initiatives and lower COVID-19 related costs.

Loss on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2021, net loss on property dispositions and impairment losses was $0.3 million, primarily driven by $9.9 million of asset impairments, primarily related to right-of-use assets, partially offset by $9.6 million of gains from the sale of real estate assets. For the first quarter of fiscal 2020, net loss on property dispositions and impairment losses was $30.3 million, primarily driven by $21.1 million of asset impairments, primarily related to right-of-use assets, and $9.2 million of losses from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $153.3 million during the first quarter of fiscal 2021 compared to $180.6 million during the first quarter of fiscal 2020. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the first quarter of fiscal 2021 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 6.0% during the first quarter of fiscal 2020.

Other (Income) Expense, Net

For the first quarter of fiscal 2021, other income, net was $43.5 million compared to other expense, net of $3.1 million for the first quarter of fiscal 2020. Other income, net during the first quarter of fiscal 2021 was primarily driven by realized gains from non-operating investments, non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other expense, net during the first quarter of fiscal 2020 was primarily driven by recognized losses on interest rate swaps and unrealized losses from non-operating investments, partially offset by income from non-service cost components of net pension and post-retirement expense.

Income Taxes

Income tax expense was $132.5 million, representing a 23.0% effective tax rate, for the first quarter of fiscal 2021. Income tax expense was $201.9 million, representing a 25.6% effective tax rate, for the first quarter of fiscal 2020. The decrease in the effective income tax rate was primarily driven by the recognition of certain discrete state income tax benefits during the first quarter of fiscal 2021. We expect our annual effective tax rate for fiscal 2021 to be approximately 25%.

Net Income and Adjusted Net Income

Net income was $444.8 million, or $0.78 per Class A common share, during the first quarter of fiscal 2021 compared to $586.2 million, or $1.00 per Class A common share, during the first quarter of fiscal 2020. Adjusted net income was $517.5 million, or $0.89 per Class A common share, during the first quarter of fiscal 2021 compared to $801.2 million, or $1.35 per Class A common share, during the first quarter of fiscal 2020.

Adjusted EBITDA

For the first quarter of fiscal 2021, Adjusted EBITDA was $1,308.1 million, or 6.2% of Net sales and other revenue, compared to $1,691.0 million, or 7.4% of Net sales and other revenue, for the first quarter of fiscal 2020.

Supplemental Two-Year Results - Comparison of First Quarter of Fiscal 2021 to First Quarter of Fiscal 2019

The following table provides a comparison of the first quarter of fiscal 2021 to the first quarter of fiscal 2019 for certain financial measures, including a compounded annual growth rate ("CAGR"), to demonstrate the two-year growth in our business. We believe these supplemental comparisons provide meaningful and useful information to investors about the trends in our business relative to pre-COVID-19 pandemic periods. These comparisons should not be reviewed in isolation or considered substitutes for our financial results included elsewhere in this Form 10-Q.

First Quarter of Fiscal 2021 Supplemental Two-Year Results
Identical sales two-year stacked (1)	16.5%
Net income per Class A common share two-year CAGR	212.2%
Adjusted net income per Class A common share two-year CAGR	72.2%
Net income two-year CAGR	201.3%
Adjusted EBITDA two-year CAGR	22.1%
Margins:
Gross profit (1)	Increased 90 basis points
Selling and administrative expenses (1)	Decreased 75 basis points
(1) Excluding fuel

Net sales and other revenue was $21.3 billion during the first quarter of fiscal 2021 compared to $18.7 billion during the first quarter of fiscal 2019. The increase in sales compared to the first quarter of 2019 is primarily due to the 16.5% increase in two-year stacked identical sales. Identical sales were driven in part by the 276% two-year stacked increase in digital sales.
Gross profit margin was 29.1% during the first quarter of fiscal 2021 compared to 28.0% during the first quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased by approximately 90 basis points compared to the first quarter of fiscal 2019, primarily driven by improvements in shrink expense, productivity initiatives, sales leverage and improved pharmacy margins related to administering COVID-19 vaccines, partially offset by our growth in digital sales and incremental COVID-19 expenses.
Selling and administrative expenses were 25.9% of sales during the first quarter of fiscal 2021 compared to 26.4% of sales for the first quarter of fiscal 2019. Excluding the impact of fuel, selling and administrative expenses as a percentage of sales decreased 75 basis points primarily due to sales leverage and the execution of our productivity initiatives, partially offset by incremental COVID-19 expenses.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Numerator:

Net income	$444.8	$586.2	$49.0
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(6.3)	24.5	0.3
Facility closures and transformation (1)(b)	20.8	9.8	—
Acquisition and integration costs (2)(b)	3.5	6.3	26.1
Equity-based compensation expense (b)	22.2	19.0	11.1
Loss (gain) on property dispositions and impairment losses, net	0.3	30.3	(28.5)
LIFO expense (a)	14.5	13.1	10.5
Discretionary COVID-19 pandemic related costs (3)(b)	—	89.9	—
Government-mandated incremental COVID-19 pandemic related pay (4)(b)	29.1	—	—
Civil disruption related costs (5)(b)	—	14.9	—
Transaction and reorganization costs related to convertible preferred stock issuance and initial public offering (b)	—	20.3	—
Amortization of debt discount and deferred financing costs (c)	6.4	6.5	8.4
Loss on debt extinguishment	—	—	42.7
Amortization of intangible assets resulting from acquisitions (b)	16.1	17.5	92.8
Miscellaneous adjustments (6)(f)	(10.8)	34.1	8.8
Tax impact of adjustments to Adjusted net income	(23.1)	(71.2)	(44.6)
Adjusted net income	$517.5	$801.2	$176.6

Denominator:

Weighted average Class A common shares outstanding - diluted	571.4	583.7	579.4
Adjustments:
Restricted stock units and awards (7)	9.4	8.2	9.5
Adjusted weighted average Class A common shares outstanding - diluted	580.8	591.9	588.9

Adjusted net income per Class A common share - diluted	$0.89	$1.35	$0.30

Supplemental Two-Year CAGR:
Net income two-year CAGR	201.3%

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Net income per Class A common share - diluted	$0.78	$1.00	$0.08
Non-GAAP adjustments (8)	0.13	0.37	0.22
Restricted stock units and awards (7)	(0.02)	(0.02)	—
Adjusted net income per Class A common share - diluted	$0.89	$1.35	$0.30

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	212.2%
Adjusted net income per Class A common share two-year CAGR	72.2%

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Adjusted net income (9)	$517.5	$801.2	$176.6
Tax impact of adjustments to Adjusted net income	23.1	71.2	44.6
Income tax expense	132.5	201.9	15.7
Amortization of debt discount and deferred financing costs (c)	(6.4)	(6.5)	(8.4)
Interest expense, net	153.3	180.6	225.2
Amortization of intangible assets resulting from acquisitions (b)	(16.1)	(17.5)	(92.8)
Depreciation and amortization (e)	504.2	460.1	515.9
Adjusted EBITDA	$1,308.1	$1,691.0	$876.8

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	22.1%
(1) Includes costs related to closures of operating facilities and third-party consulting fees related to our strategic priorities and associated business transformation.
(2) Related to conversion activities and related costs associated with integrating acquired businesses. Also includes expenses related to management fees in prior periods paid in connection with acquisition and financing activities.
(3) Includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(4)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(5) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.
(6) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Non-cash lease-related adjustments	$2.1	$2.0	$1.9
Lease and lease-related costs for surplus and closed stores	10.2	18.7	6.8
Net realized and unrealized (gain) loss on non-operating investments	(22.5)	4.5	(3.3)
Other (i)	(0.6)	8.9	3.4
Total miscellaneous adjustments	$(10.8)	$34.1	$8.8
(i) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.
(7) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.

(8) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(9) Reflects the impact of Non-GAAP adjustments for each period presented. See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate and commodity hedges, net:

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Cost of sales	$(6.6)	$5.5	$0.3
Other (income) expense, net	0.3	19.0	—
Total (Gain) loss on interest rate and commodity hedges, net	$(6.3)	$24.5	$0.3

(e) Depreciation and amortization:

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Cost of sales	$50.8	$54.0	$52.0
Selling and administrative expenses	453.4	406.1	463.9
Total Depreciation and amortization	$504.2	$460.1	$515.9

(f) Miscellaneous adjustments:

	16 weeks ended
	June 19, 2021	June 20, 2020	June 15, 2019 Supplemental
Selling and administrative expenses	$6.8	$24.8	$7.1
Other (income) expense, net	(17.6)	9.3	1.7
Total Miscellaneous adjustments	$(10.8)	$34.1	$8.8

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 19, 2021	June 20, 2020
Cash and cash equivalents and restricted cash at end of period	$2,224.4	$2,064.5
Cash flows provided by operating activities	1,059.0	2,091.9
Cash flows used in investing activities	(493.0)	(399.4)
Cash flows used in financing activities	(109.2)	(106.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,059.0 million for the first quarter of fiscal 2021 compared to $2,091.9 million for the first quarter of fiscal 2020. The decrease in cash flow from operations compared to the first quarter of fiscal 2020 was due to changes in working capital primarily related to accounts payable as our business experienced significantly elevated demand during the first quarter of fiscal 2020, a deferral of approximately $140 million of the employer-paid portion of social security taxes in the first quarter of fiscal 2020 and an increase of approximately $78 million in cash paid for income taxes. These decreases were partially offset by a decrease of approximately $43 million in cash paid for interest, $75 million payment for the UFCW & Employers Midwest Pension Fund settlement in the first quarter of fiscal 2020 and $52.6 million in reduced contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used by Investing Activities

Net cash used in investing activities was $493.0 million for the first quarter of fiscal 2021 compared to $399.4 million for the first quarter of fiscal 2020.

For the first quarter of fiscal 2021, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $513.4 million and payments for business acquisitions of $23.5 million, partially offset by proceeds from the sale of long-lived assets of $15.2 million. Payments for property and equipment in the first quarter of fiscal 2021 included the opening of five new stores, completion of 33 remodels and continued investment in our digital technology. For the full fiscal year of 2021, we expect capital expenditures to be in the range of $1.9 billion to $2.0 billion. For the first quarter of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $402.3 million. Payments for property and equipment in the first quarter of fiscal 2020 included the completion of 46 remodels and continued investment in our digital technology.

Net Cash Used in Financing Activities

Net cash used in financing activities was $109.2 million during the first quarter of fiscal 2021 compared to $106.9 million during the first quarter of fiscal 2020.

Net cash used in financing activities during the first quarter of fiscal 2021 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. On March 15, 2021 and June 15, 2021, we declared quarterly cash dividends of $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on March 31, 2021 and June 30, 2021, respectively. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock in an annual amount equal to $0.40 per share. On April 13, 2021, we announced a quarterly dividend payment of $0.10 per share of Class A common stock which was paid on May 10, 2021 to stockholders of record as of the close of business on April 26, 2021. On July 13, 2021, subsequent to the end of the first quarter of fiscal 2021, we announced the next quarterly dividend payment of $0.10 per share of Class A common stock to be paid on August 10, 2021 to stockholders of record as of the close of business on July 26, 2021.

Multiemployer Pension Plans

The American Rescue Plan ("ARP Act") establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. The payment received by the multiemployer plan under this special financial assistance program would not be considered a loan and would not need to be paid back. Any financial assistance received by the multiemployer plan would need to be segregated from the other assets of the multiemployer plans and invested in investment grade bonds or other investments permitted by the PBGC.

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and are potentially eligible for special financial assistance under the ARP Act. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of the $4.7 billion we estimated as our share of the underfunding of the 27 plans. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. We are currently evaluating the interim final rule, which is subject to a 30-day comment period, and we expect the special financial assistance program to provide funding for the multiemployer plans to which we contribute to remain solvent through the next 25 to 30 years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the SEC on April 28, 2021, for a discussion of our significant accounting policies.
RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of presentation and summary of significant accounting policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the SEC on April 28, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes as well as other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described in this Form 10-Q cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See the matters under the caption Legal Proceedings in Note 6 - Commitments and contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.
Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the SEC on April 28, 2021, under the heading "Risk Factors."
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.
Item 6 - Exhibits

10.1 Employment Agreement, dated June 15, 2020, between Albertsons Companies, Inc. and Juliette Pryor

10.2 Form of time-based restricted stock unit agreement (fiscal 2021 award cycle)

10.3 Form of performance-based restricted stock unit agreement (fiscal 2021 award cycle)

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

Albertsons Companies, Inc. (Registrant)

Date:	July 29, 2021	By:	/s/ Vivek Sankaran
Vivek Sankaran
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)