Form 10-Q
period 2021-09-11
Albertsons Companies, Inc.
filed 2021-10-20
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 11, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 18, 2021, the registrant had 467,124,900 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 11, 2021	February 27, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,849.8	$1,717.0
Receivables, net	544.7	550.9
Inventories, net	4,179.1	4,301.3
Other current assets	414.7	418.8
Total current assets	7,988.3	6,988.0

Property and equipment, net	9,201.1	9,412.7
Operating lease right-of-use assets	5,861.3	6,015.6
Intangible assets, net	2,181.3	2,108.8
Goodwill	1,200.2	1,183.3
Other assets	912.1	889.6
TOTAL ASSETS	$27,344.3	$26,598.0

LIABILITIES
Current liabilities
Accounts payable	$3,554.2	$3,487.3
Accrued salaries and wages	1,492.3	1,474.7
Current maturities of long-term debt and finance lease obligations	211.5	212.4
Current maturities of operating lease obligations	621.7	605.3
Other current liabilities	1,190.0	1,052.5
Total current liabilities	7,069.7	6,832.2

Long-term debt and finance lease obligations	8,129.1	8,101.2
Long-term operating lease obligations	5,464.1	5,548.0
Deferred income taxes	598.3	533.7
Other long-term liabilities	2,524.1	2,659.5

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of September 11, 2021 and February 27, 2021	844.3	844.3
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of September 11, 2021 and February 27, 2021	754.8	754.8

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of September 11, 2021 and February 27, 2021	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 586,668,103 and 585,574,666 shares issued as of September 11, 2021 and February 27, 2021, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of September 11, 2021 and February 27, 2021	—	—
Additional paid-in capital	1,936.1	1,898.9
Treasury stock, at cost, 120,009,647 shares held as of September 11, 2021 and February 27, 2021	(1,907.0)	(1,907.0)
Accumulated other comprehensive income	78.7	63.5
Retained earnings	1,846.2	1,263.0
Total stockholders' equity	1,959.9	1,324.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,344.3	$26,598.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Net sales and other revenue	$16,505.7	$15,757.6	$37,775.1	$38,509.2
Cost of sales	11,788.7	11,182.7	26,867.1	27,162.8
Gross profit	4,717.0	4,574.9	10,908.0	11,346.4

Selling and administrative expenses	4,231.3	4,031.2	9,734.9	9,800.6
(Gain) loss on property dispositions and impairment losses, net	(0.2)	(18.3)	0.1	12.0
Operating income	485.9	562.0	1,173.0	1,533.8

Interest expense, net	109.3	128.6	262.6	309.2
Loss on debt extinguishment	—	49.1	—	49.1
Other income, net	(18.9)	(11.4)	(62.4)	(8.3)
Income before income taxes	395.5	395.7	972.8	1,183.8

Income tax expense	100.3	111.2	232.8	313.1
Net income	$295.2	$284.5	$740.0	$870.7

Other comprehensive income, net of tax
Recognition of pension gain	15.1	10.1	15.2	10.9
Other	—	0.3	—	1.2
Other comprehensive income	$15.1	$10.4	$15.2	$12.1

Comprehensive income	$310.3	$294.9	$755.2	$882.8

Net income per Class A common share
Basic net income per Class A common share	$0.55	$0.52	$1.27	$1.57
Diluted net income per Class A common share	0.52	0.49	1.26	1.49
Weighted average Class A common shares outstanding
Basic	465.3	477.3	465.2	529.2
Diluted	573.0	582.9	470.6	583.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 11, 2021	September 12, 2020
Cash flows from operating activities:
Net income	$740.0	$870.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on property dispositions and impairment losses, net	0.1	12.0
Depreciation and amortization	883.2	808.8
Operating lease right-of-use assets amortization	333.0	309.3
LIFO expense	29.1	23.2
Deferred income tax	43.0	2.8
Contributions to pension and post-retirement benefit plans, net of (income) expense	(47.5)	(68.9)
(Gain) loss on interest rate swaps and commodity hedges, net	(7.5)	25.9
Amortization and write-off of deferred financing costs	11.1	11.2
Loss on debt extinguishment	—	49.1
Equity-based compensation expense	49.0	28.3
Other	(21.2)	(28.7)
Changes in operating assets and liabilities:
Receivables, net	(6.4)	(21.7)
Inventories, net	93.0	62.2
Accounts payable, accrued salaries and wages and other accrued liabilities	229.2	585.4
Operating lease liabilities	(249.3)	(228.4)
Self-insurance assets and liabilities	36.3	24.2
Other operating assets and liabilities	22.6	255.4
Net cash provided by operating activities	2,137.7	2,720.8

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23.5)	—
Payments for property, equipment and intangibles, including payments for lease buyouts	(822.5)	(702.9)
Proceeds from sale of long-lived assets	24.6	20.6
Other investing activities	30.9	(4.8)
Net cash used in investing activities	(790.5)	(687.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,500.0
Payments on long-term borrowings	(0.5)	(3,388.5)
Payments of obligations under finance leases	(32.2)	(32.9)
Payment of redemption premium on debt extinguishment	—	(41.4)
Payments for debt financing costs	—	(15.6)
Dividends paid on common stock	(93.0)	—
Dividends paid on convertible preferred stock	(59.1)	—
Proceeds from convertible preferred stock	—	1,680.0
Third party issuance costs on convertible preferred stock	—	(80.9)
Treasury stock purchase, at cost	—	(1,680.0)
Employee tax withholding on vesting of restricted stock units	(11.8)	(6.7)
Other financing activities	(17.8)	(14.7)
Net cash used in financing activities	(214.4)	(80.7)

Net increase in cash and cash equivalents and restricted cash	1,132.8	1,953.0
Cash and cash equivalents and restricted cash at beginning of period	1,767.6	478.9
Cash and cash equivalents and restricted cash at end of period	$2,900.4	$2,431.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	945,942	—	(10.0)	—	—	—	—	(10.0)
Cash dividends declared on common stock	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(36.4)	(36.4)
Net income	—	—	—	—	—	—	444.8	444.8
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Other activity	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 19, 2021	586,520,608	$5.9	$1,911.1	120,009,647	$(1,907.0)	$63.6	$1,624.8	$1,698.4
Equity-based compensation	—	—	26.8	—	—	—	—	26.8
Shares issued and employee tax withholding on vesting of restricted stock units	147,495	—	(1.8)	—	—	—	—	(1.8)
Cash dividends declared on common stock	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.3)	(27.3)
Net income	—	—	—	—	—	—	295.2	295.2
Other comprehensive income, net of tax	—	—	—	—	—	15.1	—	15.1
Balance as of September 11, 2021	586,668,103	$5.9	$1,936.1	120,009,647	$(1,907.0)	$78.7	$1,846.2	$1,959.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of restricted stock units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	$5.8	$1,837.1	105,283,357	$(1,705.8)	$(116.8)	$1,174.6	$1,194.9
Equity-based compensation	—	—	9.3	—	—	—	—	9.3
Shares issued and employee tax withholding on vesting of restricted stock units	22,101	—	(0.5)	—	—	—	—	(0.5)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(26.9)	(26.9)
Net income	—	—	—	—	—	—	284.5	284.5
Other comprehensive loss, net of tax	—	—	—	—	—	10.4	—	10.4
Other activity	—	—	(0.1)	—	—	—	—	(0.1)
Balance as of September 12, 2020	584,332,211	$5.8	$1,875.8	105,283,357	$(1,705.8)	$(106.4)	$1,432.2	$1,501.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 27, 2021 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the Securities and Exchange Commission (the "SEC") on April 28, 2021. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 11, 2021 and September 12, 2020.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $50.6 million of restricted cash as of September 11, 2021 and February 27, 2021.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $14.6 million and $10.1 million for the 12 weeks ended September 11, 2021 and September 12, 2020, respectively, and $29.1 million and $23.2 million for the 28 weeks ended September 11, 2021 and September 12, 2020, respectively.

Equity-based compensation: Equity-based compensation expense recognized in the Condensed Consolidated Statements of Operations (in millions):

	12 weeks ended		28 weeks ended
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
RSUs	$24.9	$8.0	$44.6	$25.8
RSAs	1.9	1.3	4.4	2.5
Total equity-based compensation expense	$26.8	$9.3	$49.0	$28.3
Total related tax benefit	$6.4	$2.0	$11.5	$6.6

As of September 11, 2021, there was $126.2 million of unrecognized costs related to 11.5 million unvested granted restricted stock units ("RSUs"). That cost is expected to be recognized over a weighted average period of 1.8 years. As of September 11, 2021, there was $7.3 million of unrecognized costs related to 1.0 million unvested granted restricted common stock ("RSAs"). That cost is expected to be recognized over a weighted average period of 1.9 years.

Income taxes: Income tax expense was $100.3 million, representing a 25.4% effective tax rate, for the 12 weeks ended September 11, 2021. Income tax expense was $111.2 million, representing a 28.1% effective tax rate, for the

12 weeks ended September 12, 2020. The decrease in the effective tax rate was primarily driven by nondeductible transaction-related costs incurred during the 12 weeks ended September 12, 2020.

Income tax expense was $232.8 million, representing a 23.9% effective tax rate, for the 28 weeks ended September 11, 2021. Income tax expense was $313.1 million, representing a 26.4% effective tax rate, for the 28 weeks ended September 12, 2020. The decrease in the effective income tax rate was primarily driven by the recognition of discrete state income tax benefits during the 28 weeks ended September 11, 2021 and certain nondeductible transaction-related costs incurred during the 28 weeks ended September 12, 2020.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $236.0 million and $262.5 million as of September 11, 2021 and February 27, 2021, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 11, 2021 and February 27, 2021.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $76.2 million as of September 11, 2021 and $98.1 million as of February 27, 2021. Breakage amounts were immaterial for the 12 and 28 weeks ended September 11, 2021 and September 12, 2020, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				28 weeks ended
	September 11, 2021		September 12, 2020		September 11, 2021		September 12, 2020
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$7,268.5	44.0%	$7,126.6	45.2%	$16,538.8	43.8%	$17,910.4	46.5%
Perishables (3)	6,823.2	41.3	6,654.1	42.2	15,735.8	41.6	16,209.7	42.1
Pharmacy	1,253.4	7.6	1,171.8	7.5	2,982.0	7.9	2,726.7	7.1
Fuel	918.5	5.6	570.8	3.6	1,967.8	5.2	1,160.0	3.0
Other (4)	242.1	1.5	234.3	1.5	550.7	1.5	502.4	1.3
Net sales and other revenue	$16,505.7	100.0%	$15,757.6	100.0%	$37,775.1	100.0%	$38,509.2	100.0%
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of September 11, 2021 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$14.7	$5.0	$9.7	$—
Non-current investments (2)	92.6	19.5	73.1	—
Derivative contracts (3)	10.0	—	10.0	—
Total	$117.3	$24.5	$92.8	$—

Liabilities:
Derivative contracts (4)	$26.3	$—	$26.3	$—
Total	$26.3	$—	$26.3	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to derivative contracts. Included in Other assets.
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 11, 2021, the fair value of total debt was $8,325.6 million compared to the carrying value of $7,815.0 million, excluding debt discounts and deferred financing costs. As of February 27, 2021, the fair value of total debt was $8,150.7 million compared to the carrying value of $7,815.5 million, excluding debt discounts and deferred financing costs.

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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's interest rate swaps as of September 11, 2021 and February 27, 2021, were $1,553.0 million and $1,653.0 million, respectively, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps consisted of the following (in millions):

	12 weeks ended
	September 11, 2021	September 12, 2020	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$—	$(0.4)	Other income, net

	28 weeks ended
	September 11, 2021	September 12, 2020	Location of loss recognized from derivatives
Loss on undesignated portion of interest rate swaps	$(0.3)	$(19.4)	Other income, net

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 11, 2021 and February 27, 2021, net of unamortized debt discounts of $43.0 million and $44.8 million, respectively, and deferred financing costs of $63.6 million and $69.8 million, respectively, consisted of the following (in millions):

	September 11, 2021	February 27, 2021
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,686.5	$6,680.5
Safeway Inc. Notes due 2021 to 2031, interest rate range of 4.75% to 7.45%	504.4	504.3
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	470.9	469.1
Other financing obligations	29.2	29.4
Mortgage notes payable, secured	17.4	17.6
Finance lease obligations	632.2	612.7
Total debt	8,340.6	8,313.6
Less current maturities	(211.5)	(212.4)
Long-term portion	$8,129.1	$8,101.2

Senior Unsecured Notes

On October 1, 2021, subsequent to the end of the 12 weeks ended September 11, 2021, the Company provided notice to the holders and trustee, of its election to redeem all of the $200.0 million aggregate principal amount currently outstanding of the Company's 5.750% Senior Unsecured Notes due 2025 (the "2025 Notes"). The 2025 Notes will be redeemed on November 1, 2021 (the "Redemption Date"), using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest on the 2025 Notes to, but excluding, the Redemption Date.

ABL Facility

As of September 11, 2021 and February 27, 2021, there were no amounts outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $323.8 million and $354.6 million, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Estimated return on plan assets	$(24.5)	$(23.7)	$—	$—
Service cost	5.1	3.5	—	—
Interest cost	9.7	12.6	0.1	0.1
Amortization of prior service cost	—	—	—	0.4
Amortization of net actuarial loss (gain)	0.2	0.5	(0.1)	(0.1)
Settlement (gain) loss	(14.3)	3.0	—	—
(Income) expense, net	$(23.8)	$(4.1)	$—	$0.4

	28 weeks ended
	Pension		Other post-retirement benefits
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Estimated return on plan assets	$(57.2)	$(55.2)	$—	$—
Service cost	12.0	8.3	—	—
Interest cost	22.7	29.2	0.2	0.2
Amortization of prior service cost	0.1	0.1	—	1.0
Amortization of net actuarial loss (gain)	0.5	1.1	(0.3)	(0.3)
Settlement (gain) loss	(14.3)	3.0	—	—
(Income) expense, net	$(36.2)	$(13.5)	$(0.1)	$0.9

The Company contributed $9.2 million and $11.2 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 11, 2021, respectively. For the 12 and 28 weeks ended September 12, 2020, the Company contributed $1.7 million and $56.3 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $26.1 million to these plans for the remainder of fiscal 2021.

During the 12 and 28 weeks ended September 11, 2021, the Company purchased a group annuity policy and transferred $203.5 million of pension plan assets to an insurance company, thereby reducing the Company's defined benefit pension obligations by $205.4 million. As a result of the annuity purchase, the Company recorded a settlement gain of $11.1 million during the 12 and 28 weeks ended September 11, 2021.

Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $26.4 million and $16.3 million for the 12 weeks ended September 11, 2021 and September 12, 2020, respectively. For the 28 weeks ended September 11, 2021 and September 12, 2020, total contributions expensed were $42.6 million and $38.1 million, respectively.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act") was signed into law on March 11, 2021. The ARP Act establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive the assistance. The Company is evaluating the interim final rule and has submitted comments during the 30-day comment period. The Company's evaluation includes any potential impact to the Company's Excess Plan as defined in and further described in "Part II—Item 8. Financial Statements and Supplemental Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $22.6 million as of September 11, 2021 and $40.1 million as of February 27, 2021, respectively.

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

The Company also provides guarantees, indemnifications and assurances pursuant to contractual obligations in the ordinary course of its business.

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

ERISA Litigation: Two lawsuits were brought against Safeway Inc. ("Safeway") and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway's 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan's former record-keepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits alleged that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. All parties filed summary judgment motions which were heard and taken under submission on August 16, 2018. Plaintiffs' motions were denied, and defendants' motions were granted in part and denied in part. Bench trials for both matters were set for May 6, 2019. A settlement in principle was reached before trial. On September 13, 2019, settlement papers were filed with the Court along with a motion for preliminary approval of the settlement. A hearing for preliminary approval was set for November 20, 2019, but the Court vacated the hearing. The Court issued an order on March 30, 2020 requesting some minor changes to the notice procedures, and plaintiffs submitted an amended motion for preliminary approval. On September 8, 2020, the Court granted plaintiffs' amended motion, and a final approval hearing was held on April 26, 2021, at which time the Court took the matter under submission. On July 19, 2021, the Court issued a final order approving the settlement. In August 2021, a settlement fund was established with funds from insurers. A settlement administrator is now managing the calculation and payment of settlement provisions to class members.

False Claims Act: The Company has received a civil investigative demand dated February 28, 2020 from the United States Attorney for the Southern District of New York in connection with a False Claims Act ("FCA") investigation relating to the Company's dispensing practices regarding insulin pen products. The investigation seeks documents regarding the Company's policies, practices and procedures, as well as dispensing data, among other things. The Company has cooperated with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Two qui tam actions alleging violations of the FCA have also been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on

March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. The appeal is now pending in the Seventh Circuit Court of Appeals. Oral argument took place September 9, 2021.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. Oral argument was held on January 19, 2021. On August 12, 2021, the Court of Appeals for the Seventh Circuit affirmed the grant of summary judgment in the Company's favor. On September 23, 2021, the relators filed a petition for rehearing en banc with the Seventh Circuit. The Company's response to the petition for rehearing is due by November 9, 2021.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 11, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$63.5	$61.3	$2.2
Other comprehensive income before reclassifications	34.3	34.3	—
Amounts reclassified from accumulated other comprehensive income	(14.0)	(14.0)	—
Tax expense	(5.1)	(5.1)	—
Current-period other comprehensive income, net of tax	15.2	15.2	—
Ending balance	$78.7	$76.5	$2.2

	28 weeks ended September 12, 2020
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$(121.7)	$3.2
Other comprehensive income before reclassifications	11.1	9.6	1.5
Amounts reclassified from accumulated other comprehensive income	4.9	4.9	—
Tax expense	(3.9)	(3.6)	(0.3)
Current-period other comprehensive income, net of tax	12.1	10.9	1.2
Ending balance	$(106.4)	$(110.8)	$4.4

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Basic net income per Class A common share
Net income	$295.2	$284.5	$740.0	$870.7
Accrued dividends on Convertible Preferred Stock	(27.3)	(26.9)	(63.7)	(30.8)
Earnings allocated to Convertible Preferred Stock	(11.0)	(9.0)	(84.2)	(9.0)
Net income allocated to Class A common stockholders - Basic	$256.9	$248.6	$592.1	$830.9

Weighted average Class A common shares outstanding - Basic (1)	465.3	477.3	465.2	529.2

Basic net income per Class A common share	$0.55	$0.52	$1.27	$1.57

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$256.9	$248.6	$592.1	$830.9
Accrued dividends on Convertible Preferred Stock	27.3	26.9	—	30.8
Earnings allocated to Convertible Preferred Stock	11.0	9.0	—	9.0
Net income allocated to Class A common stockholders - Diluted	$295.2	$284.5	$592.1	$870.7

Weighted average Class A common shares outstanding - Basic (1)	465.3	477.3	465.2	529.2
Dilutive effect of:
Restricted stock units and awards	6.1	4.0	5.4	4.3
Convertible Preferred Stock (2)	101.6	101.6	—	49.8
Weighted average Class A common shares outstanding - Diluted (3)	573.0	582.9	470.6	583.3

Diluted net income per Class A common share	$0.52	$0.49	$1.26	$1.49
(1) There were 0.3 million Class A common shares remaining to be issued for the 12 and 28 weeks ended September 11, 2021 compared to 0.4 million Class A common shares remaining to be issued for the 12 and 28 weeks ended September 12, 2020.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 28 weeks ended September 11, 2021, 101.6 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) There were no potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 11, 2021. There were no potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 12, 2020.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to our future operating or financial performance which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, changes in macroeconomic conditions, the retail consumer behavior and environment and the Company's industry, failure to achieve productivity initiatives, increased rates of food price inflation and factors related to the continued impact of the COVID-19 pandemic, about which there are still many unknowns, including its duration, recurrence, new virus strains, status and effectiveness of vaccinations, duration and scope of related government orders, financial assistance programs, mandates and regulations and the extent of the overall impact to our business and the communities we serve. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties more fully described in the "Risk Factors" section or other sections in our reports filed with the SEC including the most recent annual report on Form 10-K and any subsequent periodic reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements and risk factors. Forward-looking statements contained in this Form 10-Q reflect our view only as of the date of this Form 10-Q. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

SECOND QUARTER OF FISCAL 2021 OVERVIEW

Given the significant variations that occurred in our business during fiscal 2020 due to the COVID-19 pandemic, we provide a supplemental comparison of the 12 and 28 weeks ended September 11, 2021 ("second quarter of fiscal 2021" and "first 28 weeks of fiscal 2021") to the 12 and 28 weeks ended September 7, 2019 ("second quarter of fiscal 2019" and "first 28 weeks of fiscal 2019") for certain financial measures to demonstrate the two-year growth in our business in addition to comparisons to the 12 and 28 weeks ended September 12, 2020 ("second quarter of fiscal 2020" and "first 28 weeks of fiscal 2020").

As of September 11, 2021, we operated 2,278 retail food and drug stores with 1,725 pharmacies, 401 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. With a strong consumer environment, we continue to make significant progress against all of our strategic priorities, including in-store excellence, accelerating our digital and omni-channel capabilities, increasing productivity and strengthening our talent and culture. Identical sales increased 1.5%, excluding fuel, during the second quarter of fiscal 2021, resulting in two-year stacked identical sales growth of 15.3%. We continue to gain market share in food market, and in Multi Outlet ("MULO") we are up on a two-year basis and down marginally on a one-year basis. Food market generally includes traditional supermarkets while MULO includes most food market, drug, mass merchants, club, dollar and military stores that sell food.

Underscoring our strong omni-channel capabilities that allow customers to complete their shopping with us in any way they want, our digital initiatives continue to resonate with our customers, as evidenced by our sustained sales levels in the second quarter of fiscal 2021, digital sales increasing 5% compared to the second quarter of fiscal 2020 and a two-year stacked growth of 248%. During the second quarter of fiscal 2021, we expanded our Drive Up & Go curbside pickup service to approximately 1,900 locations and offer delivery services across more than 2,000 of our stores. In our delivery service, we have expanded first party locations, and continue to work with third party services to engage with customers on the platform of their choice. In addition to our continuing partnership with Instacart, we have expanded our partnership with DoorDash to offer on-demand grocery delivery service where customers can receive a broad assortment in under one hour. We also recently launched a similar partnership with Uber, where customers can order a full assortment of groceries on the Uber platform.

With ongoing benefit enhancements, we continue to achieve significant success with our just for U loyalty program, which drives higher sales and customer retention, with membership growing 17% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, reaching 27.5 million members. Within the program, the number of actively engaged members, those that redeemed fuel or grocery rewards during the second quarter of fiscal 2021, increased by almost 9% compared to the second quarter of fiscal 2020, and our retention rate of actively engaged members was 93% in the second quarter of fiscal 2021.

During the second quarter of fiscal 2021 we continued to roll out our Own Brands across all our banners, launching 85 new products and generating strong growth as our sales penetration increased by 60 basis points to 25.2% compared to the second quarter of fiscal 2020. We also continue to make significant progress on productivity initiatives, including promotional effectiveness, purchasing and procurement, labor efficiency and shrink.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $823 million during the first 28 weeks of fiscal 2021 as we opened seven new stores and completed 76 upgrades and remodels. Our balance sheet remains strong with a Net Debt Ratio of 1.3x as of the end of the second quarter of fiscal 2021. Capital returns to shareholders during the first 28 weeks of fiscal 2021 included our $0.10 per share quarterly dividend. On October 18, 2021, subsequent to the end of the second quarter of fiscal 2021, we announced a 20% increase to our quarterly dividend, which is now $0.12 per share of Class A common stock.

In addition, we have continued to partner with the Department of Health and Human Services and local health authorities to administer COVID-19 vaccines to our local communities and, as of October 12, 2021, have administered approximately 7.5 million doses.

Second quarter of fiscal 2021 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2021 include:
•Identical sales increase of 1.5%; two-year identical sales stacked growth was 15.3%
•Digital sales increased 5%; on a two-year stacked basis digital sales growth was 248%
•Net income of $295 million, or $0.52 per Class A common share
•Adjusted net income of $370 million, or $0.64 per Class A common share
•Adjusted EBITDA of $965 million
•Opened one new store and completed 43 remodel projects
•Launched 153 new Drive Up & Go locations

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Stores, beginning of period	2,278	2,252	2,277	2,252
Acquired (1)	—	—	1	—
Opened	1	2	6	2
Closed	(1)	(2)	(6)	(2)
Stores, end of period	2,278	2,252	2,278	2,252
(1) The 28 weeks ended September 11, 2021 includes one store acquired from Kings and Balducci's that transferred to us subsequent to the end of the fourth quarter of fiscal 2020.
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Less than 30,000	223	204	9.8%	9.1%	5.1	4.7
30,000 to 50,000	786	781	34.5%	34.6%	32.9	32.8
More than 50,000	1,269	1,267	55.7%	56.3%	75.0	74.8
Total Stores	2,278	2,252	100.0%	100.0%	113.0	112.3
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of Second Quarter of Fiscal 2021 and First 28 Weeks of Fiscal 2021 to Second Quarter of Fiscal 2020 and First 28 Weeks of Fiscal 2020:

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the second quarter of fiscal 2021 and first 28 weeks of fiscal 2021 to the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020 (in millions, except per share data).

	12 weeks ended
	September 11, 2021	% of Sales	September 12, 2020	% of Sales
Net sales and other revenue	$16,505.7	100.0%	$15,757.6	100.0%
Cost of sales	11,788.7	71.4	11,182.7	71.0
Gross profit	4,717.0	28.6	4,574.9	29.0
Selling and administrative expenses	4,231.3	25.6	4,031.2	25.6
Gain on property dispositions and impairment losses, net	(0.2)	—	(18.3)	(0.1)
Operating income	485.9	3.0	562.0	3.5
Interest expense, net	109.3	0.7	128.6	0.8
Loss on debt extinguishment	—	—	49.1	0.3
Other income, net	(18.9)	(0.1)	(11.4)	(0.1)
Income before income taxes	395.5	2.4	395.7	2.5
Income tax expense	100.3	0.6	111.2	0.7
Net income	$295.2	1.8%	$284.5	1.8%

Basic net income per Class A common share	$0.55		$0.52
Diluted net income per Class A common share	0.52		0.49

	28 weeks ended
	September 11, 2021	% of Sales	September 12, 2020	% of Sales
Net sales and other revenue	$37,775.1	100.0%	$38,509.2	100.0%
Cost of sales	26,867.1	71.1	27,162.8	70.5
Gross profit	10,908.0	28.9	11,346.4	29.5
Selling and administrative expenses	9,734.9	25.8	9,800.6	25.5
Loss on property dispositions and impairment losses, net	0.1	—	12.0	—
Operating income	1,173.0	3.1	1,533.8	4.0
Interest expense, net	262.6	0.7	309.2	0.8
Loss on debt extinguishment	—	—	49.1	0.1
Other income, net	(62.4)	(0.2)	(8.3)	—
Income before income taxes	972.8	2.6	1,183.8	3.1
Income tax expense	232.8	0.6	313.1	0.8
Net income	$740.0	2.0%	$870.7	2.3%

Basic net income per Class A common share	$1.27		$1.57
Diluted net income per Class A common share	1.26		1.49

Net Sales and Other Revenue
Net sales and other revenue increased 4.7% to $16,505.7 million for the second quarter of fiscal 2021 from $15,757.6 million for the second quarter of fiscal 2020. The increase in Net sales and other revenue was primarily driven by our 1.5% increase in identical sales, which includes an increase in pharmacy sales, partially from administering COVID-19 vaccines, an increase in sales related to the stores acquired and opened since the second quarter of fiscal 2020 and higher fuel sales.
Net sales and other revenue decreased 1.9% to $37,775.1 million for the first 28 weeks of fiscal 2021 from $38,509.2 million for the first 28 weeks of fiscal 2020. The decrease in Net sales and other revenue was primarily driven by our 5.3% decrease in identical sales, which was partially offset by an increase in pharmacy sales, primarily from administering COVID-19 vaccines, and an increase in sales related to the stores opened since the first 28 weeks of fiscal 2020 and higher fuel sales.

Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 11, 2021 and the 12 and 28 weeks ended September 12, 2020, respectively, were:

	12 weeks ended		28 weeks ended
	September 11, 2021	September 12, 2020	September 11, 2021	September 12, 2020
Identical sales, excluding fuel	1.5%	13.8%	(5.3)%	21.0%

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

Gross profit margin decreased to 28.6% during the second quarter of fiscal 2021 compared to 29.0% during the second quarter of fiscal 2020. Excluding the impact of fuel, gross profit margin was flat compared to the second quarter of fiscal 2020, primarily due to higher product, supply chain and advertising costs, offset by benefits related to productivity initiatives, favorable product mix and improved pharmacy margins related to administering COVID-19 vaccines.

Gross profit margin decreased to 28.9% during the first 28 weeks of fiscal 2021 compared to 29.5% during the first 28 weeks of fiscal 2020. Excluding the impact of fuel, gross profit margin increased five basis points compared to the first 28 weeks of fiscal 2020. The increase in gross profit margin was primarily driven by productivity initiatives, favorable product mix and improved pharmacy margins related to administering COVID-19 vaccines, partially offset by sales deleverage and higher product and supply chain costs.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses were 25.6% of Net sales and other revenue during the second quarter of fiscal 2021 and the second quarter of fiscal 2020. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 55 basis points during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to employee costs, depreciation and other expenses related to our investments in our digital and omni-channel capabilities and strategic priorities. The increase in employee costs was the result of additional labor related to reopening fresh departments, market-driven retail wage rate increases and higher equity-based compensation expense. These increases were partially offset by lower COVID-19 related costs and execution of productivity initiatives.

Selling and administrative expenses increased to 25.8% of Net sales and other revenue during the first 28 weeks of fiscal 2021 compared to 25.5% of Net sales and other revenue for the first 28 weeks of fiscal 2020. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 90 basis points during the first 28 weeks of fiscal 2021 compared to the first 28 weeks of fiscal 2020. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales deleverage, together with higher employee costs, depreciation and other expenses related to our investments in our digital and omni-channel capabilities and strategic priorities. The increase in employee costs was the result of additional labor related to reopening of fresh departments, market-driven retail wage rate increases and higher equity-based compensation expense. These increases were partially offset by lower COVID-19 related costs and execution of productivity initiatives.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2021, net gain on property dispositions and impairment losses was $0.2 million, primarily driven by $6.2 million of gains from the sale of assets, partially offset by $6.0 million of intangible asset impairment. For the second quarter of fiscal 2020, net gain on property dispositions and impairment losses was $18.3 million, primarily driven by $20.0 million of gains from the sale of assets, partially offset by $1.7 million of asset impairments.

For the first 28 weeks of fiscal 2021, net loss on property dispositions and impairment losses was $0.1 million, primarily driven by $15.9 million of asset impairments, primarily related to right-of-use assets and intangible assets, partially offset by $15.8 million of gains from the sale of assets. For the first 28 weeks of fiscal 2020, net loss on property dispositions and impairment losses was $12.0 million, primarily driven by $22.8 million of asset impairments, primarily related to right-of-use assets, partially offset by $10.8 million of gains from the sale of assets.

Interest Expense, Net

Interest expense, net was $109.3 million during the second quarter of fiscal 2021 compared to $128.6 million during the second quarter of fiscal 2020. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the second quarter of fiscal 2021 was 5.4%, excluding deferred financing costs and original issue discount, compared to 6.0% during the second quarter of fiscal 2020.

Interest expense, net was $262.6 million during the first 28 weeks of fiscal 2021 compared to $309.2 million during the first 28 weeks of fiscal 2020. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during first 28 weeks of fiscal 2021 was 5.5%, excluding deferred financing costs and original issue discount, compared to 6.0% during the first 28 weeks of fiscal 2020.

Loss of Debt Extinguishment

There was no loss on debt extinguishment during both the second quarter of fiscal 2021 and first 28 weeks of fiscal 2021, compared to loss on debt extinguishment of $49.1 million during both the second quarter of fiscal 2020 and first 28 weeks of fiscal 2020. The loss on debt extinguishment during the second quarter and first 28 weeks of fiscal 2020 primarily consisted of a redemption premium payment and write-off of debt discounts associated with the redemption of the Company's 6.625% Senior Unsecured Notes due 2024 (the "2024 Notes").

Other Income, Net

For the second quarter of fiscal 2021, Other income, net was $18.9 million compared to $11.4 million for the second quarter of fiscal 2020. Other income, net during the second quarter of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the second quarter of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment.

For the first 28 weeks of fiscal 2021, Other income, net was $62.4 million compared to $8.3 million for the first 28 weeks of fiscal 2020. Other income, net during the first 28 weeks of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense, realized gains from non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the first 28 weeks of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps and unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $100.3 million, representing a 25.4% effective tax rate, for the second quarter of fiscal 2021. Income tax expense was $111.2 million, representing a 28.1% effective tax rate, for the second quarter of fiscal 2020. The decrease in the effective tax rate was primarily driven by nondeductible transaction-related costs incurred during the second quarter of fiscal 2020.

Income tax expense was $232.8 million, representing a 23.9% effective tax rate, for the first 28 weeks of fiscal 2021. Income tax expense was $313.1 million, representing a 26.4% effective tax rate, for the first 28 weeks of fiscal 2020. The decrease in the effective income tax rate was primarily driven by the recognition of discrete state income tax benefits during the first 28 weeks of fiscal 2021 and certain nondeductible transaction-related costs incurred during the first 28 weeks of fiscal 2020.

We currently expect our annual effective tax rate for fiscal 2021 to be in the range of approximately 23% to 24%.

Net Income and Adjusted Net Income

Net income was $295.2 million, or $0.52 per Class A common share, during the second quarter of fiscal 2021 compared to $284.5 million, or $0.49 per Class A common share, during the second quarter of fiscal 2020. Adjusted net income was $369.5 million, or $0.64 per Class A common share, during the second quarter of fiscal 2021 compared to $356.4 million, or $0.60 per Class A common share, during the second quarter of fiscal 2020.

Net income was $740.0 million, or $1.26 per Class A common share, during the first 28 weeks of fiscal 2021 compared to $870.7, or $1.49 per Class A common share, during the first 28 weeks of fiscal 2020. Adjusted net income was $887.0 million, or $1.53 per Class A common share, during the first 28 weeks of fiscal 2021 compared to $1,157.6 million, or $1.95 per Class A common share, during the first 28 weeks of fiscal 2020.

Adjusted EBITDA

For the second quarter of fiscal 2021, Adjusted EBITDA was $965.4 million, or 5.8% of Net sales and other revenue, compared to $948.4 million, or 6.0% of Net sales and other revenue, for the second quarter of fiscal 2020. The increase in Adjusted EBITDA was primarily the result of an increase in Net sales and other revenue, partially offset by an increase in Selling and administrative expenses. For the first 28 weeks of fiscal 2021, Adjusted EBITDA was $2,273.5 million, or 6.0% of Net sales and other revenue, compared to $2,639.4 million, or 6.9% of Net sales and other revenue for the first 28 weeks of fiscal 2020. The decrease in Adjusted EBITDA was primarily the result of a decrease in Net sales and other revenue.

Supplemental Two-Year Results - Comparison of Second Quarter of Fiscal 2021 to Second Quarter of Fiscal 2019

The following table provides a comparison of the second quarter of fiscal 2021 to the second quarter of fiscal 2019 for certain financial measures, including a compounded annual growth rate ("CAGR"), to demonstrate the two-year growth in our business. We believe these supplemental comparisons provide meaningful and useful information to investors about the trends in our business relative to pre-COVID-19 pandemic periods. These comparisons should not be reviewed in isolation or considered substitutes for our financial results included elsewhere in this Form 10-Q.

Second Quarter of Fiscal 2021 Supplemental Two-Year Results
Identical sales two-year stacked (1)	15.3%
Net income per Class A common share two-year CAGR (2)	1.0%
Adjusted net income per Class A common share two-year CAGR	94.0%
Net income two-year CAGR (2)	0.1%
Adjusted net income two-year CAGR	93.0%
Adjusted EBITDA two-year CAGR	30.4%
Margins:
Gross profit (1)	Increased 85 basis points
Selling and administrative expenses (1)	Decreased 120 basis points
(1)    Excluding fuel.
(2)    The net income per Class A common share two-year CAGR and net income two-year CAGR are impacted by gains related to sale leaseback transactions in the second quarter of fiscal 2019.

Net sales and other revenue was $16.5 billion during the second quarter of fiscal 2021 compared to $14.2 billion during the second quarter of fiscal 2019. The increase in sales compared to the second quarter of fiscal 2019 was primarily due to the 15.3% increase in two-year stacked identical sales. Identical sales were driven in part by the 248% two-year stacked increase in digital sales.
Gross profit margin was 28.6% during the second quarter of fiscal 2021 compared to 27.8% during the second quarter of fiscal 2019. Excluding the impact of fuel, gross profit margin increased by approximately 85 basis points compared to the second quarter of fiscal 2019, primarily driven by sales leverage, improvements in shrink expense, productivity initiatives and improved pharmacy margins related to administering COVID-19 vaccines, partially offset by growth in digital sales and an increase in supply chain costs and COVID-19 expenses.

Selling and administrative expenses were 25.6% of sales during the second quarter of fiscal 2021 compared to 26.8% of sales for the second quarter of fiscal 2019. Excluding the impact of fuel, selling and administrative expenses as a percentage of sales decreased approximately 120 basis points primarily due to sales leverage and the execution of productivity initiatives, partially offset by increases in employee costs and other expenses related to our investments in our digital and omni-channel capabilities and strategic priorities and increased market driven retail wage rates, higher equity-based compensation expense as well as incremental COVID-19 expenses.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Numerator:

Net income	$295.2	$284.5	$294.8
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(1.2)	1.4	—
Facility closures and transformation (1)(b)	14.8	6.1	—
Acquisition and integration costs (2)(b)	3.4	2.2	7.5
Equity-based compensation expense (b)	26.8	9.3	6.5
(Gain) loss on property dispositions and impairment losses, net (3)	(0.2)	(18.3)	(435.5)
LIFO expense (a)	14.6	10.1	5.8
Government-mandated incremental COVID-19 pandemic related pay (4)(b)	18.3	—	—
Civil disruption related costs (5)(b)	—	(1.9)	—
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	4.1	—
Amortization of debt discount and deferred financing costs (c)	4.7	4.7	35.4
Loss on debt extinguishment	—	49.1	23.1
Amortization of intangible assets resulting from acquisitions (b)	11.5	13.1	68.9
Miscellaneous adjustments (6)(f)	5.1	13.3	24.3
Tax impact of adjustments to Adjusted net income	(23.5)	(21.3)	68.4
Adjusted net income	$369.5	$356.4	$99.2

Denominator:

Weighted average Class A common shares outstanding - diluted	573.0	582.9	580.6
Adjustments:
Restricted stock units and awards (7)	8.1	9.6	7.6
Adjusted weighted average Class A common shares outstanding - diluted	581.1	592.5	588.2

Adjusted net income per Class A common share - diluted	$0.64	$0.60	$0.17

Supplemental Two-Year CAGR:
Net income two-year CAGR	0.1%
Adjusted net income two-year CAGR	93.0%

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Net income per Class A common share - diluted	$0.52	$0.49	$0.51
Non-GAAP adjustments (8)	0.13	0.12	(0.33)
Restricted stock units and awards (7)	(0.01)	(0.01)	(0.01)
Adjusted net income per Class A common share - diluted	$0.64	$0.60	$0.17

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	1.0%
Adjusted net income per Class A common share two-year CAGR	94.0%

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Adjusted net income (9)	$369.5	$356.4	$99.2
Tax impact of adjustments to Adjusted net income	23.5	21.3	(68.4)
Income tax expense	100.3	111.2	81.9
Amortization of debt discount and deferred financing costs (c)	(4.7)	(4.7)	(35.4)
Interest expense, net	109.3	128.6	177.5
Amortization of intangible assets resulting from acquisitions (b)	(11.5)	(13.1)	(68.9)
Depreciation and amortization (e)	379.0	348.7	381.7
Adjusted EBITDA	$965.4	$948.4	$567.6

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	30.4%
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
(3) Primarily due to gains related to sale leaseback transactions in the second quarter of fiscal 2019.
(4)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(5) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.

(6) Miscellaneous adjustments include the following (see table below):

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Non-cash lease-related adjustments	$1.0	$(0.1)	$4.4
Lease and lease-related costs for surplus and closed stores	6.5	10.8	5.2
Net realized and unrealized (gain) loss on non-operating investments	12.8	0.2	10.8
Other (i)	(15.2)	2.4	3.9
Total miscellaneous adjustments	$5.1	$13.3	$24.3
(i) Primarily includes adjustments for pension settlement gain, certain legal and regulatory accruals, unconsolidated equity investments and certain contract termination costs.
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
(9) See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate and commodity hedges, net:

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Cost of sales	$(1.2)	$1.0	$—
Other income, net	—	0.4	—
Total (Gain) loss on interest rate and commodity hedges, net	$(1.2)	$1.4	$—

(e) Depreciation and amortization:

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Cost of sales	$36.0	$40.1	$38.0
Selling and administrative expenses	343.0	308.6	343.7
Total Depreciation and amortization	$379.0	$348.7	$381.7

(f) Miscellaneous adjustments:

	12 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Selling and administrative expenses	$3.4	$9.9	$9.6
Other income, net	1.7	3.4	14.7
Total Miscellaneous adjustments	$5.1	$13.3	$24.3

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Numerator:

Net income	$740.0	$870.7	$343.8
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(7.5)	25.9	0.3
Facility closures and transformation (1)(b)	35.6	15.9	—
Acquisition and integration costs (2)(b)	6.9	8.5	33.6
Equity-based compensation expense (b)	49.0	28.3	17.6
Loss (gain) on property dispositions and impairment losses, net (3)	0.1	12.0	(464.0)
LIFO expense (a)	29.1	23.2	16.3
Discretionary COVID-19 pandemic related costs (4)(b)	—	89.9	—
Government-mandated incremental COVID-19 pandemic related pay (5)(b)	47.4	—	—
Civil disruption related costs (6)(b)	—	13.0	—
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	24.4	—
Amortization of debt discount and deferred financing costs (c)	11.1	11.2	43.8
Loss on debt extinguishment	—	49.1	65.8
Amortization of intangible assets resulting from acquisitions (b)	27.6	30.6	161.7
Miscellaneous adjustments (7)(f)	(5.7)	47.4	33.1
Tax impact of adjustments to Adjusted net income	(46.6)	(92.5)	23.7
Adjusted net income	$887.0	$1,157.6	$275.7

Denominator:

Weighted average Class A common shares outstanding - diluted	470.6	583.3	580.0
Adjustments:
Convertible Preferred Stock (8)	101.6	—	—
Restricted stock units and awards (9)	8.8	9.2	8.2
Adjusted weighted average Class A common shares outstanding - diluted	581.0	592.5	588.2

Adjusted net income per Class A common share - diluted	$1.53	$1.95	$0.47

Supplemental Two-Year CAGR:
Net income two-year CAGR	46.7%
Adjusted net income two-year CAGR	79.4%

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Net income per Class A common share - diluted	$1.26	$1.49	$0.59
Convertible Preferred Stock (8)	0.03	—	—
Non-GAAP adjustments (10)	0.26	0.49	(0.11)
Restricted stock units and awards (9)	(0.02)	(0.03)	(0.01)
Adjusted net income per Class A common share - diluted	$1.53	$1.95	$0.47

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	46.1%
Adjusted net income per Class A common share two-year CAGR	80.4%

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Adjusted net income (11)	$887.0	$1,157.6	$275.7
Tax impact of adjustments to Adjusted net income	46.6	92.5	(23.7)
Income tax expense	232.8	313.1	97.6
Amortization of debt discount and deferred financing costs (c)	(11.1)	(11.2)	(43.8)
Interest expense, net	262.6	309.2	402.7
Amortization of intangible assets resulting from acquisitions (b)	(27.6)	(30.6)	(161.7)
Depreciation and amortization (e)	883.2	808.8	897.6
Adjusted EBITDA	$2,273.5	$2,639.4	$1,444.4

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	25.5%
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
(3) Primarily due to gains related to sale leaseback transactions in the second quarter of fiscal 2019.
(4) Includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(5)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(6) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.

(7) Miscellaneous adjustments include the following (see table below):

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Non-cash lease-related adjustments	$3.1	$1.9	$6.3
Lease and lease-related costs for surplus and closed stores	16.7	29.5	12.0
Net realized and unrealized (gain) loss on non-operating investments	(9.7)	4.7	7.5
Other (i)	(15.8)	11.3	7.3
Total miscellaneous adjustments	$(5.7)	$47.4	$33.1
(i) Primarily includes adjustments for pension settlement gain, certain legal and regulatory accruals, unconsolidated equity investments and certain contract termination costs.
(8) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP.
(9) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.
(10) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(11) See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net

(d) (Gain) loss on interest rate and commodity hedges, net:

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Cost of sales	$(7.8)	$6.5	$0.3
Other income, net	0.3	19.4	—
Total (Gain) loss on interest rate and commodity hedges, net	$(7.5)	$25.9	$0.3

(e) Depreciation and amortization:

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Cost of sales	$86.8	$94.1	$90.0
Selling and administrative expenses	796.4	714.7	807.6
Total Depreciation and amortization	$883.2	$808.8	$897.6

(f) Miscellaneous adjustments:

	28 weeks ended
	September 11, 2021	September 12, 2020	September 7, 2019 Supplemental
Selling and administrative expenses	$10.2	$34.7	$16.7
Other income, net	(15.9)	12.7	16.4
Total Miscellaneous adjustments	$(5.7)	$47.4	$33.1

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 11, 2021	September 12, 2020
Cash and cash equivalents and restricted cash at end of period	$2,900.4	$2,431.9
Cash flows provided by operating activities	2,137.7	2,720.8
Cash flows used in investing activities	(790.5)	(687.1)
Cash flows used in financing activities	(214.4)	(80.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,137.7 million for the first 28 weeks of fiscal 2021 compared to $2,720.8 million for the first 28 weeks of fiscal 2020. The decrease in cash flow from operations compared to the first 28 weeks of fiscal 2020 was due to changes in working capital primarily related to accounts payable as our business experienced significantly elevated demand during the first 28 weeks of fiscal 2020 and a deferral of approximately $270 million of the employer-paid portion of social security taxes in the first 28 weeks of fiscal 2020 together with lower EBITDA during the first 28 weeks of fiscal 2021. These decreases were partially offset by less cash paid for interest and income taxes of $94 million and $72 million, respectively, $75 million payment for the UFCW & Employers Midwest Pension Fund settlement in the first 28 weeks of fiscal 2020 and a decrease of $45.1 million in contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used by Investing Activities

Net cash used in investing activities was $790.5 million for the first 28 weeks of fiscal 2021 compared to $687.1 million for the first 28 weeks of fiscal 2020.

For the first 28 weeks of fiscal 2021, cash used in investing activities consisted primarily of payments for property and equipment of $822.5 million and payments for business acquisitions of $23.5 million, partially offset by proceeds from the sale of long-lived assets of $24.6 million. Payments for property and equipment in the first 28 weeks of fiscal 2021 included the opening of six new stores, completion of 76 remodels and increased investment in our digital technology. For the first 28 weeks of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment of $702.9 million. Payments for property and equipment in the first 28 weeks of fiscal 2020 included the completion of 132 remodels and continued investment in our digital technology. For the full fiscal year of 2021, we expect capital expenditures to be in the range of $1.9 billion to $2.0 billion.

Net Cash Used in Financing Activities

Net cash used in financing activities was $214.4 million during the first 28 weeks of fiscal 2021 compared to $80.7 million during the first 28 weeks of fiscal 2020.

Net cash used in financing activities during the first 28 weeks of fiscal 2021 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock. Net cash used in financing activities during the first 28 weeks of fiscal 2020 consisted primarily of the $1.5 billion issuance of new Senior Unsecured Notes and $1.25 billion aggregate redemption of 2024 Notes and 2025 Notes, the $2.0 billion borrowing and subsequent repayment of the ABL Facility, the issuance of the Convertible Preferred Stock and the repurchase of outstanding Class A common stock.

Liquidity and Factors Affecting Liquidity

We estimate our liquidity needs over the next 12 months to be in the range of $4.75 billion to $5.25 billion, which includes anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. On March 15, 2021, June 15, 2021 and September 15, 2021, we declared quarterly cash dividends of $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on March 31, 2021, June 30, 2021 and September 30, 2021, respectively. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. During the first 28 weeks of fiscal 2021, we paid quarterly cash dividends of $0.10 per share of Class A common stock on May 10, 2021 and August 10, 2021, to stockholders of record as of the close of business on April 26, 2021 and July 26, 2021, respectively. On October 18, 2021, subsequent to the end of the second quarter of fiscal 2021, we announced a 20% increase to our quarterly dividend, which is now $0.12 per share of Class A common stock, payable on November 12, 2021 to stockholders of record as of the close of business on October 29, 2021.

As of September 11, 2021, we had no borrowings outstanding under out ABL Facility and total availability of $3,483.1 million (net of letter of credit usage).

Multiemployer Pension Plans

The American Rescue Plan Act ("ARP Act") establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. The payment received by the multiemployer plan under this special financial assistance program would not be considered a loan and would not need to be paid back. Any financial assistance received by the multiemployer plan would need to be segregated from the other assets of the multiemployer plans and invested in investment grade bonds or other investments permitted by the PBGC.

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and are potentially eligible for special financial assistance under the ARP Act. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of the $4.7 billion we estimated as our share of the underfunding of the 27 plans. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. We are evaluating the interim final rule and have submitted comments during the 30-day comment period, and we expect the special financial assistance program to provide funding for the multiemployer plans to which we contribute to remain solvent through the next 25 to 30 years.

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
Item 4 - Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.

Item 6 - Exhibits
3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc.
10.1 Employment Agreement, dated as of August 4, 2021, by and between Albertsons Companies, Inc. and Sharon McCollam (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2021)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	October 20, 2021	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 20, 2021	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)