Form 10-Q
period 2021-12-04
Albertsons Companies, Inc.
filed 2022-01-12
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 4, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 10, 2022, the registrant had 483,118,147 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	December 4, 2021	February 27, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,661.0	$1,717.0
Receivables, net	607.4	550.9
Inventories, net	4,671.0	4,301.3
Other current assets	440.3	418.8
Total current assets	8,379.7	6,988.0

Property and equipment, net	9,249.4	9,412.7
Operating lease right-of-use assets	5,922.8	6,015.6
Intangible assets, net	2,239.5	2,108.8
Goodwill	1,201.0	1,183.3
Other assets	943.7	889.6
TOTAL ASSETS	$27,936.1	$26,598.0

LIABILITIES
Current liabilities
Accounts payable	$4,066.1	$3,487.3
Accrued salaries and wages	1,483.3	1,474.7
Current maturities of long-term debt and finance lease obligations	82.0	212.4
Current maturities of operating lease obligations	627.8	605.3
Other current liabilities	1,202.0	1,052.5
Total current liabilities	7,461.2	6,832.2

Long-term debt and finance lease obligations	7,915.7	8,101.2
Long-term operating lease obligations	5,508.2	5,548.0
Deferred income taxes	684.9	533.7
Other long-term liabilities	2,456.3	2,659.5

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 924,000 shares issued and outstanding as of December 4, 2021 and February 27, 2021	844.3	844.3
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 826,000 shares issued and outstanding as of December 4, 2021 and February 27, 2021	754.8	754.8

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of December 4, 2021 and February 27, 2021	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 587,855,940 and 585,574,666 shares issued as of December 4, 2021 and February 27, 2021, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of December 4, 2021 and February 27, 2021	—	—
Additional paid-in capital	1,946.1	1,898.9
Treasury stock, at cost, 120,009,647 shares held as of December 4, 2021 and February 27, 2021	(1,907.0)	(1,907.0)
Accumulated other comprehensive income	78.6	63.5
Retained earnings	2,187.1	1,263.0
Total stockholders' equity	2,310.7	1,324.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,936.1	$26,598.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Net sales and other revenue	$16,728.4	$15,408.9	$54,503.5	$53,918.1
Cost of sales	11,898.3	10,900.3	38,765.4	38,063.1
Gross margin	4,830.1	4,508.6	15,738.1	15,855.0

Selling and administrative expenses	4,243.9	4,309.1	13,978.8	14,109.7
Gain on property dispositions and impairment losses, net	(13.4)	(59.0)	(13.3)	(47.0)
Operating income	599.6	258.5	1,772.6	1,792.3

Interest expense, net	111.3	115.9	373.9	425.1
Loss on debt extinguishment	3.7	8.6	3.7	57.7
Other income, net	(38.3)	(19.2)	(100.7)	(27.5)
Income before income taxes	522.9	153.2	1,495.7	1,337.0

Income tax expense	98.4	29.5	331.2	342.6
Net income	$424.5	$123.7	$1,164.5	$994.4

Other comprehensive (loss) income, net of tax
Recognition of pension gain	0.1	0.6	15.3	11.5
Other	(0.2)	(0.1)	(0.2)	1.1
Other comprehensive (loss) income	$(0.1)	$0.5	$15.1	$12.6

Comprehensive income	$424.4	$124.2	$1,179.6	$1,007.0

Net income per Class A common share
Basic net income per Class A common share	$0.78	$0.21	$1.97	$1.78
Diluted net income per Class A common share	0.74	0.20	1.95	1.71
Weighted average Class A common shares outstanding
Basic	466.0	468.7	465.4	511.0
Diluted	574.2	472.1	471.2	580.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 4, 2021	December 5, 2020
Cash flows from operating activities:
Net income	$1,164.5	$994.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(13.3)	(47.0)
Depreciation and amortization	1,273.2	1,171.7
Operating lease right-of-use assets amortization	478.2	443.9
LIFO expense	58.6	37.5
Deferred income tax	99.4	(16.8)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(73.6)	(80.6)
(Gain) loss on interest rate swaps and commodity hedges, net	(8.8)	24.0
Deferred financing costs	16.0	16.1
Loss on debt extinguishment	3.7	57.7
Equity-based compensation expense	75.4	43.4
Other	(48.7)	(46.0)
Changes in operating assets and liabilities:
Receivables, net	(69.6)	(23.1)
Inventories, net	(427.4)	(322.9)
Accounts payable, accrued salaries and wages and other accrued liabilities	627.6	627.1
Operating lease liabilities	(388.2)	(357.7)
Self-insurance assets and liabilities	34.7	20.6
Other operating assets and liabilities	(18.9)	453.7
Net cash provided by operating activities	2,782.8	2,996.0

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(25.4)	—
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,216.4)	(1,083.0)
Proceeds from sale of long-lived assets	37.8	143.9
Other investing activities	26.9	(5.2)
Net cash used in investing activities	(1,177.1)	(944.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,500.0
Payments on long-term borrowings	(330.6)	(3,638.7)
Payments of obligations under finance leases	(50.6)	(52.0)
Payment of redemption premium on debt extinguishment	(2.9)	(48.6)
Payments for debt financing costs	—	(15.9)
Dividends paid on common stock	(149.0)	(47.3)
Dividends paid on convertible preferred stock	(88.6)	(36.4)
Proceeds from convertible preferred stock	—	1,680.0
Third party issuance costs on convertible preferred stock	—	(80.9)
Treasury stock purchase, at cost	—	(1,864.7)
Employee tax withholding on vesting of restricted stock units	(28.7)	(13.7)
Other financing activities	(11.3)	(25.7)
Net cash used in financing activities	(661.7)	(643.9)

Net increase in cash and cash equivalents and restricted cash	944.0	1,407.8
Cash and cash equivalents and restricted cash at beginning of period	1,767.6	478.9
Cash and cash equivalents and restricted cash at end of period	$2,711.6	$1,886.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	945,942	—	(10.0)	—	—	—	—	(10.0)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(36.4)	(36.4)
Net income	—	—	—	—	—	—	444.8	444.8
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Other activity	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 19, 2021	586,520,608	$5.9	$1,911.1	120,009,647	$(1,907.0)	$63.6	$1,624.8	$1,698.4
Equity-based compensation	—	—	26.8	—	—	—	—	26.8
Shares issued and employee tax withholding on vesting of restricted stock units	147,495	—	(1.8)	—	—	—	—	(1.8)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.3)	(27.3)
Net income	—	—	—	—	—	—	295.2	295.2
Other comprehensive income, net of tax	—	—	—	—	—	15.1	—	15.1
Balance as of September 11, 2021	586,668,103	$5.9	$1,936.1	120,009,647	$(1,907.0)	$78.7	$1,846.2	$1,959.9
Equity-based compensation	—	—	26.4	—	—	—	—	26.4
Shares issued and employee tax withholding on vesting of restricted stock units	1,187,837	—	(16.9)	—	—	—	—	(16.9)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(56.0)	(56.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.2)	(27.2)
Net income	—	—	—	—	—	—	424.5	424.5
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	—	(0.1)
Other activity	—	—	0.5	—	—	—	(0.4)	0.1
Balance as of December 4, 2021	587,855,940	$5.9	$1,946.1	120,009,647	$(1,907.0)	$78.6	$2,187.1	$2,310.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	19.0	—	—	—	—	19.0
Employee tax withholding on vesting of restricted stock units	—	—	(6.2)	—	—	—	—	(6.2)
Repurchase of common stock	—	—	—	101,611,736	(1,680.0)	—	—	(1,680.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	—	586.2	586.2
Other comprehensive income, net of tax	—	—	—	—	—	1.7	—	1.7
Balance as of June 20, 2020	584,310,110	$5.8	$1,837.1	105,283,357	$(1,705.8)	$(116.8)	$1,174.6	$1,194.9
Equity-based compensation	—	—	9.3	—	—	—	—	9.3
Shares issued and employee tax withholding on vesting of restricted stock units	22,101	—	(0.5)	—	—	—	—	(0.5)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(26.9)	(26.9)
Net income	—	—	—	—	—	—	284.5	284.5
Other comprehensive loss, net of tax	—	—	—	—	—	10.4	—	10.4
Other activity	—	—	(0.1)	—	—	—	—	(0.1)
Balance as of September 12, 2020	584,332,211	$5.8	$1,875.8	105,283,357	$(1,705.8)	$(106.4)	$1,432.2	$1,501.6
Equity-based compensation	—	—	15.1	—	—	—	—	15.1
Shares issued and employee tax withholding on vesting of restricted stock units	1,198,504	0.1	(7.0)	—	—	—	—	(6.9)
Repurchase of common stock	—	—	—	13,635,932	(184.7)	—	—	(184.7)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(47.3)	(47.3)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.3)	(27.3)
Net income	—	—	—	—	—	—	123.7	123.7
Other comprehensive income, net of tax	—	—	—	—	—	0.5	—	0.5
Other activity	—	—	(0.1)	—	—	—	0.1	—
Balance as of December 5, 2020	585,530,715	$5.9	$1,883.8	118,919,289	$(1,890.5)	$(105.9)	$1,481.4	$1,374.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 27, 2021 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the Securities and Exchange Commission (the "SEC") on April 28, 2021. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended December 4, 2021 and December 5, 2020.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to funds held in escrow. The Company had $50.6 million of restricted cash as of December 4, 2021 and February 27, 2021.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company uses either item-cost or the retail inventory method to value inventory before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $29.5 million and $14.3 million for the 12 weeks ended December 4, 2021 and December 5, 2020, respectively, and $58.6 million and $37.5 million for the 40 weeks ended December 4, 2021 and December 5, 2020, respectively.

Equity-based compensation: Equity-based compensation expense recognized in the Condensed Consolidated Statements of Operations (in millions):

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
RSUs	$24.5	$13.6	$69.1	$39.4
RSAs	1.9	1.5	6.3	4.0
Total equity-based compensation expense	$26.4	$15.1	$75.4	$43.4
Total related tax benefit	$6.3	$3.5	$17.8	$10.1

As of December 4, 2021, there was $113.7 million of unrecognized costs related to 10.0 million unvested granted restricted stock units ("RSUs"). That cost is expected to be recognized over a weighted average period of 1.8 years. As of December 4, 2021, there was $5.5 million of unrecognized costs related to 1.0 million unvested granted restricted common stock ("RSAs"). That cost is expected to be recognized over a weighted average period of 1.9 years.

Convertible Preferred Stock: Subsequent to the end of the 12 weeks ended December 4, 2021, certain holders of the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible

Preferred Stock") converted approximately 262,601 shares of Convertible Preferred Stock into approximately 15,247,696 shares of the Company's Class A common stock. These conversions represented approximately 15% of the Convertible Preferred Stock outstanding as of the end of the 12 weeks ended December 4, 2021.

Income taxes: Income tax expense was $98.4 million, representing a 18.8% effective tax rate, for the 12 weeks ended December 4, 2021. Income tax expense was $29.5 million, representing a 19.3% effective tax rate, for the 12 weeks ended December 5, 2020. The decrease in the effective income tax rate was primarily driven by incremental discrete state income tax benefits related to expired statutes and audit settlements during the 12 weeks ended December 4, 2021.

Income tax expense was $331.2 million, representing a 22.1% effective tax rate, for the 40 weeks ended December 4, 2021. Income tax expense was $342.6 million, representing a 25.6% effective tax rate, for the 40 weeks ended December 5, 2020. The decrease in the effective income tax rate was primarily driven by the recognition of discrete state income tax benefits during the 40 weeks ended December 4, 2021 and certain nondeductible transaction-related costs incurred during the 40 weeks ended December 5, 2020.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $269.5 million and $262.5 million as of December 4, 2021 and February 27, 2021, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of December 4, 2021 and February 27, 2021.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $103.3 million as of December 4, 2021 and $98.1 million as of February 27, 2021. Breakage amounts were immaterial for the 12 and 40 weeks ended December 4, 2021 and December 5, 2020, respectively.

Disaggregated Revenues

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				40 weeks ended
	December 4, 2021		December 5, 2020		December 4, 2021		December 5, 2020
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$7,344.2	43.9%	$7,007.9	45.5%	$23,883.0	43.8%	$24,918.3	46.2%
Perishables (3)	6,798.0	40.6	6,369.7	41.3	22,533.8	41.3	22,579.4	41.9
Pharmacy	1,436.7	8.6	1,272.7	8.3	4,418.7	8.1	3,999.4	7.4
Fuel	906.6	5.4	528.9	3.4	2,874.4	5.3	1,688.9	3.1
Other (4)	242.9	1.5	229.7	1.5	793.6	1.5	732.1	1.4
Net sales and other revenue	$16,728.4	100.0%	$15,408.9	100.0%	$54,503.5	100.0%	$53,918.1	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery and frozen foods.
(3) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Recently issued accounting standards: In June 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of December 4, 2021 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$12.0	$5.1	$6.9	$—
Non-current investments (2)	128.4	19.8	108.6	—
Derivative contracts (3)	9.3	—	9.3	—
Total	$149.7	$24.9	$124.8	$—

Liabilities:
Derivative contracts (4)	$18.3	$—	$18.3	$—
Total	$18.3	$—	$18.3	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets.
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 4, 2021, the fair value of total debt was $7,850.0 million compared to the carrying value of $7,484.9 million, excluding debt discounts and deferred financing costs. As of February 27, 2021, the fair value of total debt was $8,150.7 million compared to the carrying value of $7,815.5 million, excluding debt discounts and deferred financing costs.

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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of the Company's interest rate swaps as of December 4, 2021 and February 27, 2021, were $1,553.0 million and $1,653.0 million, respectively, of which none were designated as cash flow hedges as defined by GAAP.

Activity related to interest rate swaps, recorded in Other income, net, consisted of the following (in millions):

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Gain (loss) on interest rate swaps	$0.7	$(0.3)	$0.4	$(19.7)

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of December 4, 2021 and February 27, 2021, net of unamortized debt discounts of $42.2 million and $44.8 million, respectively, and deferred financing costs of $60.1 million and $69.8 million, respectively, consisted of the following (in millions):

	December 4, 2021	February 27, 2021
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,490.0	$6,680.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.4	504.3
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	471.6	469.1
Other financing obligations	29.2	29.4
Mortgage notes payable, secured	17.4	17.6
Finance lease obligations	615.1	612.7
Total debt	7,997.7	8,313.6
Less current maturities	(82.0)	(212.4)
Long-term portion	$7,915.7	$8,101.2

Senior Unsecured Notes

On October 1, 2021, the Company provided notice to the holders and trustee of its election to redeem the $200.0 million aggregate principal amount outstanding (the "2025 Redemption") of the Company's 5.750% Senior Unsecured Notes due 2025 (the "2025 Notes"). The 2025 Notes were redeemed on November 1, 2021 (the "Redemption Date") using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest on the 2025 Notes to, but excluding, the Redemption Date. The Company recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million make-whole premium and a $0.8 million write-off of deferred financing costs.

Safeway Notes

The Company repaid the remaining $130.0 million in aggregate principal amount outstanding of Safeway's 4.75% Notes due 2021 on their maturity date, December 1, 2021.

ABL Facility

As of December 4, 2021 and February 27, 2021, there were no amounts outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $249.6 million and $354.6 million, respectively.

On December 20, 2021, subsequent to the end of the 12 weeks ended December 4, 2021, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to December 20, 2026, reduce the unused line fee to 0.25% per annum and reduce the interest rate based on availability.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following tables provide the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Estimated return on plan assets	$(22.1)	$(24.3)	$—	$—
Service cost	4.5	3.7	—	—
Interest cost	8.1	9.7	—	0.1
Amortization of prior service cost	0.1	0.1	—	0.5
Amortization of net actuarial loss (gain)	0.1	0.4	—	(0.2)
(Income) expense, net	$(9.3)	$(10.4)	$—	$0.4

	40 weeks ended
	Pension		Other post-retirement benefits
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Estimated return on plan assets	$(79.3)	$(79.5)	$—	$—
Service cost	16.5	12.0	—	—
Interest cost	30.8	38.9	0.2	0.3
Amortization of prior service cost	0.2	0.2	—	1.5
Amortization of net actuarial loss (gain)	0.6	1.5	(0.3)	(0.5)
Settlement (gain) loss	(14.3)	3.0	—	—
(Income) expense, net	$(45.5)	$(23.9)	$(0.1)	$1.3

The Company contributed $16.8 million and $28.0 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 4, 2021, respectively. For the 12 and 40 weeks ended December 5, 2020, the Company contributed $1.7 million and $58.0 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $9.9 million to these plans for the remainder of fiscal 2021.

During the 40 weeks ended December 4, 2021, the Company purchased a group annuity policy and transferred $203.5 million of pension plan assets to an insurance company, thereby reducing the Company's defined benefit pension obligations by $205.4 million. As a result of the annuity purchase, the Company recorded a settlement gain of $11.1 million during the 40 weeks ended December 4, 2021.

Defined Contribution Plans and Supplemental Retirement Plans

Total contributions expensed for defined contribution plans (401(k) plans) were $15.5 million and $15.3 million for the 12 weeks ended December 4, 2021 and December 5, 2020, respectively. For the 40 weeks ended December 4, 2021 and December 5, 2020, total contributions expensed were $58.1 million and $53.4 million, respectively.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act") was signed into law on March 11, 2021. The ARP Act establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive the assistance. The Company reviewed the interim final rule and submitted comments during the 30-day comment period. On December 15, 2021, the PBGC announced that it will issue final regulations in January 2022. The Company's evaluation includes any potential impact to the Company's Excess Plan as defined in and further described in "Part II—Item 8. Financial Statements and Supplemental Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $22.6 million as of December 4, 2021 and $40.1 million as of February 27, 2021, respectively.

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

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. Oral argument was held on January 19, 2021. On August 12, 2021, the Court of Appeals for the Seventh Circuit affirmed the grant of summary judgment in the Company's favor. On September 23, 2021, the relators filed a petition for rehearing en banc with the Seventh Circuit. On December 3, 2021, the Seventh Circuit denied relators' petition. Relators have until March 3, 2022 to seek review by the U.S. Supreme Court.

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

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 80 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where we have been in active discovery and where a September 2022 trial date has been set. A trial has also been scheduled in Nevada state court for April 2023. The MDL Court and a state court in Utah are currently considering position statements from the parties in connection with scheduling bellwether trials and it is likely that the Company may be included in one or more of those anticipated bellwether trials. The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

California Air Resources Board: Upon the inspection by the California Air Resources Board ("CARB") of several of the Company's stores in California, it was determined that the Company failed certain paperwork and other administrative requirements. As a result of the inspections, the Company proactively undertook a broad evaluation of the record keeping and administrative practices at all of its stores in California. In connection with this evaluation, the Company retained a third party to conduct an audit and correct deficiencies identified across its California store base. The Company is working with CARB to resolve these compliance issues and comply with governing regulations, and that work is ongoing. CARB has made an opening demand regarding potential fines and penalties. On July 7, 2021, the parties entered into a settlement agreement for which the Company has made the settlement payment.

FACTA: On May 31, 2019, a putative class action complaint entitled Martin v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. The Company has answered the complaint and is vigorously defending the matter. On January 8, 2020, the Company commenced mediation discussions with plaintiff's counsel and reached a settlement in principle on February 24, 2020. The parties have sought court approval of the settlement. A hearing is scheduled for March 2022 during which the court will review the settlement for approval. The Company has recorded an estimated liability for this matter.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 4, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$63.5	$61.3	$2.2
Other comprehensive income (loss) before reclassifications	34.1	34.3	(0.2)
Amounts reclassified from accumulated other comprehensive income	(13.8)	(13.8)	—
Tax expense	(5.2)	(5.2)	—
Current-period other comprehensive income (loss), net of tax	15.1	15.3	(0.2)
Ending balance	$78.6	$76.6	$2.0

	40 weeks ended December 5, 2020
	Total	Pension and Post-retirement benefit plans	Other
Beginning balance	$(118.5)	$(121.7)	$3.2
Other comprehensive income before reclassifications	10.9	9.6	1.3
Amounts reclassified from accumulated other comprehensive income	5.7	5.7	—
Tax expense	(4.0)	(3.8)	(0.2)
Current-period other comprehensive income, net of tax	12.6	11.5	1.1
Ending balance	$(105.9)	$(110.2)	$4.3

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Basic net income per Class A common share
Net income	$424.5	$123.7	$1,164.5	$994.4
Accrued dividends on Convertible Preferred Stock	(27.2)	(27.3)	(90.9)	(58.1)
Earnings allocated to Convertible Preferred Stock	(34.2)	—	(155.4)	(25.4)
Net income allocated to Class A common stockholders - Basic	$363.1	$96.4	$918.2	$910.9

Weighted average Class A common shares outstanding - Basic (1)	466.0	468.7	465.4	511.0

Basic net income per Class A common share	$0.78	$0.21	$1.97	$1.78

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$363.1	$96.4	$918.2	$910.9
Accrued dividends on Convertible Preferred Stock	27.2	—	—	58.1
Earnings allocated to Convertible Preferred Stock	34.2	—	—	25.4
Net income allocated to Class A common stockholders - Diluted	$424.5	$96.4	$918.2	$994.4

Weighted average Class A common shares outstanding - Basic (1)	466.0	468.7	465.4	511.0
Dilutive effect of:
Restricted stock units and awards	6.6	3.4	5.8	4.0
Convertible Preferred Stock (2)	101.6	—	—	65.3
Weighted average Class A common shares outstanding - Diluted (3)	574.2	472.1	471.2	580.3

Diluted net income per Class A common share	$0.74	$0.20	$1.95	$1.71
(1) There were no Class A common shares remaining to be issued for the 12 and 40 weeks ended December 4, 2021 and December 5, 2020.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 40 weeks ended December 4, 2021 and the 12 weeks ended December 5, 2020, 101.6 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) There were no potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended December 4, 2021 and December 5, 2020.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT IMPACT OUR OPERATING RESULTS AND TRENDS

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others:
•changes in macroeconomic conditions;
•retail consumer behavior and environment and the Company's industry;
•ability to attract and retain qualified associates;
•failure to achieve productivity initiatives;
•increased rates of food price inflation or future deflation; and
•factors related to the continued impact of the COVID-19 pandemic, about which there are still many unknowns, including its duration, recurrence, new variants, status and effectiveness of vaccinations, duration and scope of related government orders, financial assistance programs, mandates and regulations and the extent of the overall impact to our business and the communities we serve.

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

While certain aspects of our financial results have been favorably impacted by increased demand during the COVID-19 pandemic, in addition to favorable consumer conditions including incremental financial assistance provided by various government agencies, our business continues to experience challenges to meet customer demand. We have recently experienced increased labor shortages due to recent COVID-19 variants resulting in transportation and retail store disruptions. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. The current labor shortages could also impact our ability to negotiate acceptable contracts with labor unions which could result in strikes by affected workers and thereby significantly disrupt our operations. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is experiencing an inflationary environment and food price inflation, which has benefited our sales and gross margin growth but has negatively impacted our gross margin rates. In addition, a deflationary market in future periods could reduce sales growth and earnings. We are unable to predict whether the current inflationary environment will continue or whether a deflationary trend will occur. We expect the economic environment to remain uncertain as we navigate the COVID-19 pandemic, labor challenges and the current inflationary environment.

Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted by us. In evaluating our financial results and forward-looking statements, you should carefully consider the risks and uncertainties more fully described in the "Risk Factors" section or other sections in our reports filed with the SEC including the most recent annual report on Form 10-K and any subsequent periodic reports on Form 10-Q and current reports on Form 8-K.

As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons," the "Company," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES

We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP Net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units ("RSUs") and restricted common stock ("RSAs") outstanding at the end of the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP. We define Net Debt as total debt (which includes finance lease obligations and is net of deferred financing costs and original issue discount) minus unrestricted cash and cash equivalents and we define Net Debt Ratio as the ratio of Net Debt to Adjusted EBITDA for the rolling 52 or 53 week period. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as Net income, operating income and gross margin. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby provide useful measures to analysts and investors of our operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to our results of operations may be impacted by such differences. We also use Adjusted EBITDA and Net Debt Ratio for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

THIRD QUARTER OF FISCAL 2021 OVERVIEW

In addition to comparisons of the 12 and 40 weeks ended December 4, 2021 ("third quarter of fiscal 2021" and "first 40 weeks of fiscal 2021") to the 12 and 40 weeks ended December 5, 2020 ("third quarter of fiscal 2020" and "first 40 weeks of fiscal 2020"), given the significant variations that occurred in our business during fiscal 2020 due to the COVID-19 pandemic, we also provide a supplemental comparison of the third quarter of fiscal 2021 and first 40 weeks of fiscal 2021 to the 12 and 40 weeks ended November 30, 2019 ("third quarter of fiscal 2019" and "first 40 weeks of fiscal 2019") for certain financial measures to demonstrate the two-year growth in our business.

As of December 4, 2021, we operated 2,278 retail food and drug stores with 1,722 pharmacies, 399 associated fuel centers, 22 dedicated distribution centers and 20 manufacturing facilities. With a strong consumer environment, we continue to make significant progress against all of our strategic priorities, including in-store excellence, accelerating our digital and omnichannel capabilities, increasing productivity and strengthening our talent and culture. Identical sales increased 5.2%, excluding fuel, during the third quarter of fiscal 2021, resulting in two-year stacked identical sales growth of 17.5%.

We continue to gain market share in food market on a one and two-year basis, and in the third quarter of fiscal 2021 we also gained market share in Multi Outlet ("MULO") on a one and two-year basis. Food market generally includes traditional supermarkets while MULO includes most food market, drug, mass merchants, club, dollar and military stores that sell food.

Our digital initiatives continue to resonate with our customers, underscoring our strong omnichannel capabilities that allow customers to complete their shopping with us in any way they want. During the third quarter of fiscal 2021, digital sales increased 9% compared to the third quarter of fiscal 2020 and 234% on a two-year stacked basis. During the third quarter of fiscal 2021, we expanded our Drive Up & Go curbside pickup service to 1,930 locations and offered delivery services across more than 2,000 of our stores. In our delivery service, we have expanded first party locations, and continue to work with third party services to engage with customers on the platform of their choice. In addition to our continuing partnership with Instacart, we expanded our partnership with DoorDash to offer on-demand grocery delivery service where customers can receive a broad assortment in under one hour. We also recently launched a similar partnership with Uber, where customers can order a full assortment of groceries on the Uber platform.

In the just for U loyalty program, ongoing benefit enhancements continued to accelerate membership growth, which increased 17% in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, reaching 28 million members. Within the program, our retention rate of actively engaged members, those that redeemed fuel or grocery rewards during the third quarter of fiscal 2021, was more than 93%.

During the third quarter of fiscal 2021 we continued to roll out our Own Brands across all our banners, generating strong growth as our sales penetration increased by approximately 15 basis points to 25.1% compared to the third quarter of fiscal 2020, with the strongest performance in the floral, deli and food service departments. During the first 40 weeks of fiscal 2021, we have launched 540 new products, including 143 in the third quarter of fiscal 2021, and are on track to launch over 800 items in fiscal 2021. To offset cost inflation and fund future investments, we continue to identify and drive productivity. During the third quarter of fiscal 2021, we have continued to make significant improvements in promotional effectiveness, procurement and supply chain, labor efficiency and shrink.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,216 million during the first 40 weeks of fiscal 2021 as we opened nine new stores and completed 146 upgrades and remodels. Our balance sheet remains strong with a Net Debt Ratio of 1.3x as of the end of the third quarter of fiscal 2021. Capital returns to shareholders during the first 40 weeks of fiscal 2021 included our

$0.10 per share quarterly dividend, which was increased to $0.12 per share of Class A common stock during the third quarter of fiscal 2021.

To enable the delivery of 37 million healthy breakfasts to those in need, we collected $9 million in the third quarter of fiscal 2021 thanks to the generosity of our customers who contributed at our check stands. Another 100,000 meals were provided to those in need with the help of one of our third-party delivery partners at Thanksgiving. In addition, we have continued to partner with the Department of Health and Human Services and local health authorities to administer COVID-19 vaccines to our local communities and have administered approximately 11 million doses.

Third quarter of fiscal 2021 highlights

In summary, our financial and operating highlights for the third quarter of fiscal 2021 include:
•Identical sales increased 5.2%; on a two-year stacked basis identical sales growth was 17.5%
•Digital sales increased 9%; on a two-year stacked basis digital sales growth was 234%
•Net income of $425 million, or $0.74 per Class A common share
•Adjusted net income of $457 million, or $0.79 per Class A common share
•Adjusted EBITDA of $1,051 million
•Completed 70 remodel projects

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Stores, beginning of period	2,278	2,252	2,277	2,252
Acquired (1)	2	—	3	—
Opened	—	5	6	7
Closed	(2)	(4)	(8)	(6)
Stores, end of period	2,278	2,253	2,278	2,253
(1) The 40 weeks ended December 4, 2021 includes one store acquired from Kings and Balducci's that transferred to us subsequent to the end of the fourth quarter of fiscal 2020.
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Less than 30,000	223	202	9.8%	9.0%	5.1	4.7
30,000 to 50,000	782	784	34.3%	34.8%	32.7	32.9
More than 50,000	1,273	1,267	55.9%	56.2%	75.2	74.8
Total Stores	2,278	2,253	100.0%	100.0%	113.0	112.4
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of Third Quarter of Fiscal 2021 and First 40 Weeks of Fiscal 2021 to Third Quarter of Fiscal 2020 and First 40 Weeks of Fiscal 2020:

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the third quarter of fiscal 2021 and first 40 weeks of fiscal 2021 to the third quarter of fiscal 2020 and first 40 weeks of fiscal 2020 (in millions, except per share data).

	12 weeks ended
	December 4, 2021	% of Sales	December 5, 2020	% of Sales
Net sales and other revenue	$16,728.4	100.0%	$15,408.9	100.0%
Cost of sales	11,898.3	71.1	10,900.3	70.7
Gross margin	4,830.1	28.9	4,508.6	29.3
Selling and administrative expenses	4,243.9	25.4	4,309.1	28.0
Gain on property dispositions and impairment losses, net	(13.4)	(0.1)	(59.0)	(0.4)
Operating income	599.6	3.6	258.5	1.7
Interest expense, net	111.3	0.7	115.9	0.8
Loss on debt extinguishment	3.7	—	8.6	0.1
Other income, net	(38.3)	(0.2)	(19.2)	(0.1)
Income before income taxes	522.9	3.1	153.2	0.9
Income tax expense	98.4	0.6	29.5	0.2
Net income	$424.5	2.5%	$123.7	0.7%

Basic net income per Class A common share	$0.78		$0.21
Diluted net income per Class A common share	0.74		0.20

	40 weeks ended
	December 4, 2021	% of Sales	December 5, 2020	% of Sales
Net sales and other revenue	$54,503.5	100.0%	$53,918.1	100.0%
Cost of sales	38,765.4	71.1	38,063.1	70.6
Gross margin	15,738.1	28.9	15,855.0	29.4
Selling and administrative expenses	13,978.8	25.6	14,109.7	26.2
Gain on property dispositions and impairment losses, net	(13.3)	—	(47.0)	(0.1)
Operating income	1,772.6	3.3	1,792.3	3.3
Interest expense, net	373.9	0.7	425.1	0.8
Loss on debt extinguishment	3.7	—	57.7	0.1
Other income, net	(100.7)	(0.2)	(27.5)	(0.1)
Income before income taxes	1,495.7	2.8	1,337.0	2.5
Income tax expense	331.2	0.6	342.6	0.6
Net income	$1,164.5	2.2%	$994.4	1.9%

Basic net income per Class A common share	$1.97		$1.78
Diluted net income per Class A common share	1.95		1.71

Net Sales and Other Revenue
Net sales and other revenue increased 8.6% to $16,728.4 million for the third quarter of fiscal 2021 from $15,408.9 million for the third quarter of fiscal 2020. The increase in Net sales and other revenue was driven by our 5.2% increase in identical sales, as well as higher fuel sales and sales related to stores acquired and opened since the third quarter of fiscal 2020. Retail price inflation and incremental sales related to administering COVID-19 vaccines contributed to the 5.2% identical sales increase.
Net sales and other revenue increased 1.1% to $54,503.5 million for the first 40 weeks of fiscal 2021 from $53,918.1 million for the first 40 weeks of fiscal 2020. The increase in Net sales and other revenue was driven by higher fuel sales and sales related to the stores acquired and opened since the first 40 weeks of fiscal 2020, offset by our 2.3% decrease in identical sales, which was primarily driven by the impact of significantly elevated demand at the onset of the COVID-19 pandemic in the first quarter of fiscal 2020. The decrease in our identical sales for the first 40 weeks of fiscal 2021 was favorably impacted by retail price inflation and incremental sales related to administering COVID-19 vaccines.

Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended December 4, 2021 and the 12 and 40 weeks ended December 5, 2020, respectively, were:

	12 weeks ended		40 weeks ended
	December 4, 2021	December 5, 2020	December 4, 2021	December 5, 2020
Identical sales, excluding fuel	5.2%	12.3%	(2.3)%	18.4%

Gross Margin

Gross margin represents the portion of Net sales and other revenue remaining after deducting Cost of sales during the period, including purchase and distribution costs. These costs include, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehouse and distribution costs, Own Brands program costs and digital-related delivery and handling costs. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.

Gross margin rate decreased to 28.9% during the third quarter of fiscal 2021 compared to 29.3% during the third quarter of fiscal 2020. Excluding the impact of fuel, gross margin rate increased 10 basis points compared to the third quarter of fiscal 2020. The increase in gross margin rate was primarily due to productivity initiatives, improved pharmacy margins related to administering COVID-19 vaccines and favorable product mix, largely offset by lower gross margin rates across certain product categories due to the rate impact of increased product costs driven by the current inflationary environment, as well as higher supply chain costs.

Gross margin rate decreased to 28.9% during the first 40 weeks of fiscal 2021 compared to 29.4% during the first 40 weeks of fiscal 2020. Excluding the impact of fuel, gross margin rate increased five basis points compared to the first 40 weeks of fiscal 2020. The increase in gross margin rate was primarily due to productivity initiatives, improved pharmacy margins related to administering COVID-19 vaccines and favorable product mix, offset by higher supply chain costs, as well as lower gross margin rates driven by the current inflationary environment predominantly experienced in the third quarter of fiscal 2021.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the third quarter of fiscal 2021 compared to 28.0% of Net sales and other revenue during the third quarter of fiscal 2020. Excluding the impact of fuel and the $285.7 million charge related to the withdrawal from the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund") during the third quarter of fiscal 2020, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 20 basis points. The decrease in Selling and administrative expenses was primarily attributable to lower COVID-19 related expenses and the execution of productivity initiatives, which were offset by higher employee costs, depreciation and other expenses related to our investments in our digital and omnichannel capabilities and other strategic priorities. The increase in employee costs was the result of additional labor to support the increase in fresh sales, market-driven wage rate increases, and higher equity-based compensation expense.

Selling and administrative expenses decreased to 25.6% of Net sales and other revenue during the first 40 weeks of fiscal 2021 compared to 26.2% of Net sales and other revenue for the first 40 weeks of fiscal 2020. Excluding the impact of fuel and the $285.7 million charge related to the withdrawal from the UFCW National Fund during the third quarter of fiscal 2020, Selling and administrative expenses as a percentage of Net sales and other revenue increased 60 basis points during the first 40 weeks of fiscal 2021 compared to the first 40 weeks of fiscal 2020. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to higher employee costs, depreciation and other expenses related to our investments in our digital and omnichannel capabilities and other strategic priorities. The increase in employee costs was the result of additional labor to support the increase in fresh sales, market-driven wage rate increases and higher equity-based compensation expense. These increases were partially offset by lower COVID-19 related costs and execution of productivity initiatives.

Gain on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2021, net gain on property dispositions and impairment losses was $13.4 million, primarily driven by $15.8 million of gains from the sale of assets, partially offset by $2.4 million of asset impairments, primarily related to right-of-use assets. For the third quarter of fiscal 2020, net gain on property dispositions and impairment losses was $59.0 million, primarily driven by $62.9 million of gains from the sale of assets, partially offset by $3.9 million of asset impairments.

For the first 40 weeks of fiscal 2021, net gain on property dispositions and impairment losses was $13.3 million, primarily driven by $31.6 million of gains from the sale of assets, partially offset by $18.3 million of asset impairments, primarily related to right-of-use assets and intangible assets. For the first 40 weeks of fiscal 2020, net gain on property dispositions and impairment losses was $47.0 million, primarily driven by $73.6 million of gains from the sale of assets, partially offset by $26.6 million of asset impairments, primarily related to right-of-use assets.

Interest Expense, Net

Interest expense, net was $111.3 million during the third quarter of fiscal 2021 compared to $115.9 million during the third quarter of fiscal 2020. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the third quarter of fiscal 2021 was 5.4%, excluding deferred financing costs and original issue discount, compared to 5.5% during the third quarter of fiscal 2020.

Interest expense, net was $373.9 million during the first 40 weeks of fiscal 2021 compared to $425.1 million during the first 40 weeks of fiscal 2020. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the first 40 weeks of fiscal 2021 was 5.5%, excluding deferred financing costs and original issue discount, compared to 5.9% during the first 40 weeks of fiscal 2020.

Loss on Debt Extinguishment

Loss on debt extinguishment was $3.7 million during both the third quarter of fiscal 2021 and first 40 weeks of fiscal 2021, compared to loss on debt extinguishment of $8.6 million during the third quarter of fiscal 2020 and $57.7 million during the first 40 weeks of fiscal 2020. The loss on debt extinguishment during the third quarter and first 40 weeks of fiscal 2021 primarily consisted of a make-whole premium and write-off of deferred financing costs associated with the redemption of our 5.750% Senior Unsecured Notes due 2025 (the "2025 Notes"). The loss on debt extinguishment during the third quarter and first 40 weeks of fiscal 2020 primarily consisted of a redemption premium payment and write-off of debt discounts associated with the redemption of our 6.625% Senior Unsecured Notes due 2024 (the "2024 Notes") and partial redemption of our 2025 Notes.

Other Income, Net

For the third quarter of fiscal 2021, Other income, net was $38.3 million compared to $19.2 million for the third quarter of fiscal 2020. Other income, net during the third quarter of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense, unrealized gains from non-operating investments and income related to our equity investment. Other income, net during the third quarter of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment.

For the first 40 weeks of fiscal 2021, Other income, net was $100.7 million compared to $27.5 million for the first 40 weeks of fiscal 2020. Other income, net during the first 40 weeks of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense, realized and unrealized gains from non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the first 40 weeks of fiscal 2020 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps.

Income Taxes

Income tax expense was $98.4 million, representing a 18.8% effective tax rate, for the third quarter of fiscal 2021. Income tax expense was $29.5 million, representing a 19.3% effective tax rate, for the third quarter of fiscal 2020. The decrease in the effective income tax rate was primarily driven by incremental discrete state income tax benefits related to expired statutes and audit settlements during the third quarter of fiscal 2021.

Income tax expense was $331.2 million, representing a 22.1% effective tax rate, for the first 40 weeks of fiscal 2021. Income tax expense was $342.6 million, representing a 25.6% effective tax rate, for the first 40 weeks of fiscal 2020. The decrease in the effective income tax rate was primarily driven by the recognition of discrete state income tax benefits during the first 40 weeks of fiscal 2021 and certain nondeductible transaction-related costs incurred during the first 40 weeks of fiscal 2020.

We currently expect our annual effective tax rate for fiscal 2021 to be in the range of approximately 22.5% to 23.5%.

Net Income and Adjusted Net Income

Net income was $424.5 million, or $0.74 per Class A common share, during the third quarter of fiscal 2021 compared to $123.7 million, or $0.20 per Class A common share, during the third quarter of fiscal 2020. Adjusted net income was $457.2 million, or $0.79 per Class A common share, during the third quarter of fiscal 2021 compared to $386.6 million, or $0.66 per Class A common share, during the third quarter of fiscal 2020.

Net income was $1,164.5 million, or $1.95 per Class A common share, during the first 40 weeks of fiscal 2021 compared to $994.4, or $1.71 per Class A common share, during the first 40 weeks of fiscal 2020. Adjusted net income was $1,344.2 million, or $2.32 per Class A common share, during the first 40 weeks of fiscal 2021 compared to $1,544.2 million, or $2.62 per Class A common share, during the first 40 weeks of fiscal 2020.

Adjusted EBITDA

For the third quarter of fiscal 2021, Adjusted EBITDA was $1,051.2 million, or 6.3% of Net sales and other revenue, compared to $967.7 million, or 6.3% of Net sales and other revenue, for the third quarter of fiscal 2020. For the first 40 weeks of fiscal 2021, Adjusted EBITDA was $3,324.7 million, or 6.1% of Net sales and other revenue, compared to $3,607.1 million, or 6.7% of Net sales and other revenue for the first 40 weeks of fiscal 2020.

Supplemental Two-Year Results - Comparison of Third Quarter of Fiscal 2021 and First 40 Weeks of Fiscal 2021 to Third Quarter of Fiscal 2019 and First 40 Weeks of Fiscal 2019

The following table provides a comparison of the third quarter of fiscal 2021 and first 40 weeks of fiscal 2021 to the third quarter of fiscal 2019 and first 40 weeks of fiscal 2019 for certain financial measures, including a compounded annual growth rate ("CAGR"), to demonstrate the two-year growth in our business. We believe these supplemental comparisons provide meaningful and useful information to investors about the trends in our business relative to pre-COVID-19 pandemic periods. These comparisons should not be reviewed in isolation or considered substitutes for our financial results included elsewhere in this Form 10-Q.

	Third Quarter of Fiscal 2021 Supplemental Two-Year Results	First 40 Weeks of Fiscal 2021 Supplemental Two-Year Results
Identical sales two-year stacked (1)	17.5%	16.1%
Net income per Class A common share two-year CAGR	186.7%	68.1%
Adjusted net income per Class A common share two-year CAGR	81.4%	80.8%
Net income two-year CAGR	178.3%	70.9%
Adjusted net income two-year CAGR	79.3%	79.3%
Adjusted EBITDA two-year CAGR	28.7%	26.5%
% of net sales and other revenue:
Gross margin (1)	Increased 40 basis points	Increased 75 basis points
Selling and administrative expenses (1)	Decreased 170 basis points	Decreased 120 basis points
(1)    Excluding fuel.

Net Sales and Other Revenue

Net sales and other revenue was $16.7 billion during the third quarter of fiscal 2021 compared to $14.1 billion during the third quarter of fiscal 2019. Net sales and other revenue was $54.5 billion during the first 40 weeks of fiscal 2021 compared to $47.0 billion during the first 40 weeks of fiscal 2019. The increase in sales compared to the third quarter of fiscal 2019 and the first 40 weeks of fiscal 2019 was primarily due to the 17.5% and 16.1% increase, respectively, in two-year stacked identical sales.

Gross Margin

Gross margin rate increased to 28.9% during the third quarter of fiscal 2021 compared to 28.3% during the third quarter of fiscal 2019. Gross margin rate increased to 28.9% during the first 40 weeks of fiscal 2021 compared to 28.0% during the first 40 weeks of fiscal 2019. Excluding the impact of fuel, gross margin rate increased by approximately 40 and 75 basis points, respectively, compared to the third quarter of fiscal 2019 and first 40 weeks of fiscal 2019 primarily driven by sales leverage, productivity initiatives and improved pharmacy margins related to administering COVID-19 vaccines, partially offset by growth in digital sales and an increase in product and supply chain costs driven by the current inflationary environment.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the third quarter of fiscal 2021 compared to 27.0% of Net sales and other revenue for the third quarter of fiscal 2019. Selling and administrative expenses decreased to 25.6% of Net sales and other revenue during the first 40 weeks of fiscal 2021 compared to 26.7% of sales for the first 40 weeks of fiscal 2019. Excluding the impact of fuel, selling and administrative expenses as a percentage of Net sales and other revenue decreased approximately 170 and 120 basis points, respectively, compared to the third quarter of fiscal 2019 and first 40 weeks of fiscal 2019, primarily due to sales leverage and the execution of productivity initiatives, partially offset by increases in employee costs and other expenses related to our investments in our digital and omnichannel capabilities and strategic priorities, as well as incremental COVID-19 expenses.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Numerator:

Net income	$424.5	$123.7	$54.8
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(1.3)	(1.9)	0.1
Facility closures and transformation (1)(b)	10.2	18.6	11.0
Acquisition and integration costs (2)(b)	1.2	2.0	17.4
Equity-based compensation expense (b)	26.4	15.1	7.2
Gain on property dispositions and impairment losses, net	(13.4)	(59.0)	(18.7)
LIFO expense (a)	29.5	14.3	2.6
Discretionary COVID-19 pandemic related costs (3)(b)	—	44.7	—
Government-mandated incremental COVID-19 pandemic related pay (4)(b)	5.6	—	—
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	(1.0)	3.4
Amortization of debt discount and deferred financing costs (c)	4.8	4.9	25.1
Loss on debt extinguishment	3.7	8.6	—
Amortization of intangible assets resulting from acquisitions (b)	9.5	12.9	65.3
UFCW National Fund withdrawal (b)	—	285.7	—
Miscellaneous adjustments (5)(f)	(34.9)	8.6	4.6
Tax impact of adjustments to Adjusted net income	(8.6)	(90.6)	(30.6)
Adjusted net income	$457.2	$386.6	$142.2

Denominator:

Weighted average Class A common shares outstanding - diluted	574.2	472.1	580.9
Adjustments:
Convertible Preferred Stock (6)	—	101.6	—
Restricted stock units and awards (7)	6.5	8.9	6.6
Adjusted weighted average Class A common shares outstanding - diluted	580.7	582.6	587.5

Adjusted net income per Class A common share - diluted	$0.79	$0.66	$0.24

Supplemental Two-Year CAGR:
Net income two-year CAGR	178.3%
Adjusted net income two-year CAGR	79.3%

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Net income per Class A common share - diluted	$0.74	$0.20	$0.09
Convertible Preferred Stock (6)	—	0.01	—
Non-GAAP adjustments (8)	0.06	0.46	0.15
Restricted stock units and awards (7)	(0.01)	(0.01)	—
Adjusted net income per Class A common share - diluted	$0.79	$0.66	$0.24

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	186.7%
Adjusted net income per Class A common share two-year CAGR	81.4%
The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Adjusted net income (9)	$457.2	$386.6	$142.2
Tax impact of adjustments to Adjusted net income	8.6	90.6	30.6
Income tax expense	98.4	29.5	12.9
Amortization of debt discount and deferred financing costs (c)	(4.8)	(4.9)	(25.1)
Interest expense, net	111.3	115.9	154.8
Amortization of intangible assets resulting from acquisitions (b)	(9.5)	(12.9)	(65.3)
Depreciation and amortization (e)	390.0	362.9	384.3
Adjusted EBITDA	$1,051.2	$967.7	$634.4

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	28.7%
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
(4)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(5) Miscellaneous adjustments include the following (see table below):

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Non-cash lease-related adjustments	$2.4	$1.2	$7.0
Lease and lease-related costs for surplus and closed stores	5.8	8.8	4.5
Net realized and unrealized (gain) loss on non-operating investments	(22.0)	(3.5)	(10.0)
Certain legal and regulatory accruals and settlements, net	(23.8)	—	0.1
Other (i)	2.7	2.1	3.0
Total miscellaneous adjustments	$(34.9)	$8.6	$4.6
(i) Primarily includes adjustments for unconsolidated equity investments and certain contract termination costs.
(6) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP.

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
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate and commodity hedges, net:

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Cost of sales	$(0.6)	$(2.2)	$0.1
Other income, net	(0.7)	0.3	—
Total (Gain) loss on interest rate and commodity hedges, net	$(1.3)	$(1.9)	$0.1

(e) Depreciation and amortization:

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Cost of sales	$38.8	$37.8	$38.3
Selling and administrative expenses	351.2	325.1	346.0
Total Depreciation and amortization	$390.0	$362.9	$384.3

(f) Miscellaneous adjustments:

	12 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Selling and administrative expenses	$(15.2)	$10.0	$11.9
Other income, net	(19.7)	(1.4)	(7.3)
Total Miscellaneous adjustments	$(34.9)	$8.6	$4.6

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Numerator:

Net income	$1,164.5	$994.4	$398.6
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(8.8)	24.0	0.4
Facility closures and transformation (1)(b)	45.8	34.5	11.0
Acquisition and integration costs (2)(b)	8.1	10.5	51.0
Equity-based compensation expense (b)	75.4	43.4	24.8
Gain on property dispositions and impairment losses, net (3)	(13.3)	(47.0)	(482.7)
LIFO expense (a)	58.6	37.5	18.9
Discretionary COVID-19 pandemic related costs (4)(b)	—	134.6	—
Government-mandated incremental COVID-19 pandemic related pay (5)(b)	53.0	—	—
Civil disruption related costs (6)(b)	—	13.0	—
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	23.4	3.4
Amortization of debt discount and deferred financing costs (c)	15.9	16.1	68.9
Loss on debt extinguishment	3.7	57.7	65.8
Amortization of intangible assets resulting from acquisitions (b)	37.1	43.5	227.0
UFCW National Fund withdrawal (b)	—	285.7	—
Miscellaneous adjustments (7)(f)	(40.6)	56.0	37.7
Tax impact of adjustments to Adjusted net income	(55.2)	(183.1)	(6.9)
Adjusted net income	$1,344.2	$1,544.2	$417.9

Denominator:

Weighted average Class A common shares outstanding - diluted	471.2	580.3	579.8
Adjustments:
Convertible Preferred Stock (8)	101.6	—	—
Restricted stock units and awards (9)	7.3	8.3	7.6
Adjusted weighted average Class A common shares outstanding - diluted	580.1	588.6	587.4

Adjusted net income per Class A common share - diluted	$2.32	$2.62	$0.71

Supplemental Two-Year CAGR:
Net income two-year CAGR	70.9%
Adjusted net income two-year CAGR	79.3%

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Net income per Class A common share - diluted	$1.95	$1.71	$0.69
Convertible Preferred Stock (8)	0.09	—	—
Non-GAAP adjustments (10)	0.31	0.95	0.03
Restricted stock units and awards (9)	(0.03)	(0.04)	(0.01)
Adjusted net income per Class A common share - diluted	$2.32	$2.62	$0.71

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	68.1%
Adjusted net income per Class A common share two-year CAGR	80.8%

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Adjusted net income (11)	$1,344.2	$1,544.2	$417.9
Tax impact of adjustments to Adjusted net income	55.2	183.1	6.9
Income tax expense	331.2	342.6	110.5
Amortization of debt discount and deferred financing costs (c)	(15.9)	(16.1)	(68.9)
Interest expense, net	373.9	425.1	557.5
Amortization of intangible assets resulting from acquisitions (b)	(37.1)	(43.5)	(227.0)
Depreciation and amortization (e)	1,273.2	1,171.7	1,281.9
Adjusted EBITDA	$3,324.7	$3,607.1	$2,078.8

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	26.5%
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
(4) Includes $44.7 million in bonus payments related to front-line associates during the third quarter of fiscal 2020. Also includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(5)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(6) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.

(7) Miscellaneous adjustments include the following (see table below):

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Non-cash lease-related adjustments	$5.5	$3.1	$13.3
Lease and lease-related costs for surplus and closed stores	22.5	38.3	16.5
Net realized and unrealized (gain) loss on non-operating investments	(31.7)	1.2	(2.5)
Certain legal and regulatory accruals and settlements, net	(27.9)	—	(1.8)
Other (i)	(9.0)	13.4	12.2
Total miscellaneous adjustments	$(40.6)	$56.0	$37.7
(i) Primarily includes adjustments for pension settlement gain, unconsolidated equity investments and certain contract termination costs.
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
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate and commodity hedges, net:

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Cost of sales	$(8.4)	$4.3	$0.4
Other income, net	(0.4)	19.7	—
Total (Gain) loss on interest rate and commodity hedges, net	$(8.8)	$24.0	$0.4

(e) Depreciation and amortization:

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Cost of sales	$125.6	$131.9	$128.3
Selling and administrative expenses	1,147.6	1,039.8	1,153.6
Total Depreciation and amortization	$1,273.2	$1,171.7	$1,281.9

(f) Miscellaneous adjustments:

	40 weeks ended
	December 4, 2021	December 5, 2020	November 30, 2019 Supplemental
Selling and administrative expenses	$(5.0)	$44.7	$28.6
Other income, net	(35.6)	11.3	9.1
Total Miscellaneous adjustments	$(40.6)	$56.0	$37.7

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	December 4, 2021	December 5, 2020
Cash and cash equivalents and restricted cash at end of period	$2,711.6	$1,886.7
Cash flows provided by operating activities	2,782.8	2,996.0
Cash flows used in investing activities	(1,177.1)	(944.3)
Cash flows used in financing activities	(661.7)	(643.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,782.8 million for the first 40 weeks of fiscal 2021 compared to $2,996.0 million for the first 40 weeks of fiscal 2020. The decrease in cash flow from operations compared to the first 40 weeks of fiscal 2020 was due to changes in working capital primarily related to inventory and a deferral of approximately $396 million of the employer-paid portion of social security taxes in the first 40 weeks of fiscal 2020 together with lower Adjusted EBITDA during the first 40 weeks of fiscal 2021. These decreases were partially offset by less cash paid for income taxes and interest of $107 million and $84 million, respectively, the $147.3 million payment to the UFCW National Fund in the third quarter of fiscal 2020, the $75 million payment for the UFCW & Employers Midwest Pension Fund settlement in the first 40 weeks of fiscal 2020 and a decrease of $30.0 million in contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used by Investing Activities

Net cash used in investing activities was $1,177.1 million for the first 40 weeks of fiscal 2021 compared to $944.3 million for the first 40 weeks of fiscal 2020.

For the first 40 weeks of fiscal 2021, cash used in investing activities consisted primarily of payments for property and equipment of $1,216.4 million and payments for business acquisitions of $25.4 million, partially offset by proceeds from the sale of long-lived assets of $37.8 million. Payments for property and equipment in the first 40 weeks of fiscal 2021 included the opening of nine new stores, completion of 146 remodels and increased investment in our digital technology. For the first 40 weeks of fiscal 2020, cash used in investing activities consisted primarily of payments for property and equipment of $1,083.0 million, partially offset by proceeds from the sale of assets of $143.9 million. Payments for property and equipment in the first 40 weeks of fiscal 2020 included the opening of seven new stores, completion of 225 remodels and continued investment in our digital technology. For the full fiscal year of 2021, we expect capital expenditures to be in the range of $1.8 billion to $1.9 billion.

Net Cash Used in Financing Activities

Net cash used in financing activities was $661.7 million during the first 40 weeks of fiscal 2021 compared to $643.9 million during the first 40 weeks of fiscal 2020.

Net cash used in financing activities during the first 40 weeks of fiscal 2021 consisted primarily of $330.6 million payments on long-term borrowings and dividends paid on our Class A common stock and Convertible Preferred Stock. Net cash used in financing activities during the first 40 weeks of fiscal 2020 consisted primarily of the $1.5 billion issuance of new Senior Unsecured Notes, the $1.5 billion redemption of 2024 Notes and 2025 Notes, the $2.0 billion borrowing and subsequent repayment of the ABL Facility, the repurchase of outstanding Class A common stock, the issuance of the Convertible Preferred Stock and dividends paid on our Class A common stock and Convertible Preferred Stock.

Debt Management

On October 1, 2021, we provided notice to the holders and trustee of our election to redeem the $200.0 million aggregate principal amount outstanding (the "2025 Redemption") of our 2025 Notes. The 2025 Notes were redeemed on November 1, 2021 (the "Redemption Date") using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest on the 2025 Notes to, but excluding, the Redemption Date. We recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million make-whole premium and a $0.8 million write-off of deferred financing costs.

On December 20, 2021, subsequent to the end of the 12 weeks ended December 4, 2021, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to December 20, 2026, reduce the unused line fee to 0.25% per annum and reduce the interest rate based on availability.

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

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. On March 15, 2021, June 15, 2021 and September 15, 2021, we declared quarterly cash dividends of $29.5 million, respectively, to holders of the Convertible Preferred Stock, which was paid on March 31, 2021, June 30, 2021 and September 30, 2021, respectively. On December 15, 2021, we declared a quarterly cash dividend of $25.8 million to holders of the Convertible Preferred Stock, which was paid on December 30, 2021. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. During the first 40 weeks of fiscal 2021, we paid quarterly cash dividends of $0.10 per share of Class A common stock on May 10, 2021 and August 10, 2021, to stockholders of record as of the close of business on April 26, 2021 and July 26, 2021, respectively. We paid cash dividends of $0.12 per share of Class A common stock on November 12, 2021 to stockholders of record as of the close of business on October 29, 2021. On January 11, 2022, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on February 10, 2022 to stockholders of record as of the close of business on January 26, 2022.

Subsequent to the end of the third quarter of fiscal 2021, certain holders of the Company's Convertible Preferred Stock converted approximately 262,601 shares of Convertible Preferred Stock into approximately 15,247,696 shares of the Company's Class A common stock. These conversions represented approximately 15% of the Convertible Preferred Stock outstanding as of the end of the third quarter of fiscal 2021.

As of December 4, 2021, we had no borrowings outstanding under out ABL Facility and total availability of $3,750.4 million (net of letter of credit usage).

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

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and are potentially eligible for special financial assistance under the ARP Act. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of the $4.7 billion we estimated as our share of the underfunding of the 27 plans. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. We reviewed the interim final rule and submitted comments during the 30-day comment period. On December 15, 2021, the PBGC announced that it will issue final regulations in January 2022. We expect the special financial assistance program under these final regulations to provide funding for the multiemployer plans to which we contribute to remain solvent through the next 25 to 30 years.

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

Changes in Internal Control over Financial Reporting

As part of our strategic priority of modernizing technology, we implemented a new cloud enterprise resource planning (ERP) system at the beginning of the third quarter of fiscal 2021. This ERP implementation included accounts receivable, fixed assets, project accounting, accounts payable, general ledger and consolidation applications. The ERP system, which is an integral component of our internal controls over financial reporting, will provide us with more efficient transactional processing, increased scalability and enhanced management tools for our ongoing business transformation. The ERP implementation was led by a dedicated project team using a multi-stage project plan that included an extensive assessment of design and operating effectiveness of internal controls over financial reporting which will be ongoing through the end of our fiscal year.

There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - Risk Factors

The following risk factor previously included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, filed with the SEC on April 28, 2021, is updated as follows for the December 2021 expiration of transfer restrictions related to the Convertible Preferred Stock:

If a substantial number of shares becomes available for sale and are sold in a short period of time, the market price of our common stock could decline and our stockholders may be diluted.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that our stockholders might sell shares of common stock could also create a perceived overhang and depress the market price of our common stock. The market price for shares of our common stock may also drop when the restrictions on resale by certain of our stockholders and independent directors lapse.

The Preferred Investors were previously subject to transfer restrictions with respect to the Convertible Preferred Stock and the shares of common stock issuable pursuant to the Convertible Preferred Stock (the "Conversion Shares"). All such transfer restrictions expired in December 2021, and certain of the Preferred Investors elected to exercise their conversion rights pursuant to the Convertible Preferred Stock and sell their underlying Conversions Shares in the public market. The end of such transfer restrictions and resulting sales of such Conversion Shares may have impacted the trading price of our common stock in December 2021 and further conversions and resulting sales in the public market may further impact the trading price of our common stock.

In addition, our Sponsors and the Preferred Investors have substantial demand registration rights which they can exercise pursuant to the Registration Rights Agreement we have entered into with the Sponsors and the Preferred Investors. We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Any shares registered under any registration statement are or will be available for sale in the open market. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

None.
Item 6 - Exhibits

4.1 Amendment No. 1, dated as of December 9, 2021, to the Registration Rights Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9th 2020

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	January 12, 2022	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 12, 2022	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)