Form 10-K
period 2022-02-26
Albertsons Companies, Inc.
filed 2022-04-26
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of September 10, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2.9 billion.
As of April 19, 2022, the registrant had 507,541,604 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 26, 2022 (the "Proxy Statement").

Albertsons Companies, Inc. and Subsidiaries

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its consolidated subsidiaries. Our last three fiscal years consisted of the 52 weeks ended February 26, 2022 ("fiscal 2021"), the 52 weeks ended February 27, 2021 ("fiscal 2020") and the 53 weeks ended February 29, 2020 ("fiscal 2019"). Our next three fiscal years consist of the 52 weeks ending February 25, 2023 ("fiscal 2022"), February 24, 2024 ("fiscal 2023") and February 22, 2025 ("fiscal 2024").

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to our future operating or financial performance which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others:
•changes in macroeconomic conditions and uncertainty regarding the geopolitical environment;
•retail consumer behavior and environment and the Company's industry;
•ability to attract and retain qualified associates and negotiate acceptable contracts with labor unions;
•failure to achieve productivity initiatives;
•increased rates of food price inflation, as well as fuel and commodity prices;
•availability of agricultural commodities and raw materials used in our food products; and
•factors related to the continued impact of the COVID-19 pandemic, about which there are still many unknowns, including its duration, recurrence, new variants, status and effectiveness of vaccinations, duration and scope of related government orders, financial assistance programs, mandates and regulations and the extent of the overall impact to our business and the communities we serve.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements and risk factors. Forward-looking statements contained in this Annual Report on Form 10-K reflect our view only as of the date of this Annual Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

While certain aspects of our financial results have been favorably impacted by increased demand during the COVID-19 pandemic, in addition to favorable consumer conditions including incremental financial assistance provided by various government agencies, our business continues to experience challenges to meet customer demand. We have experienced increased labor shortages due to COVID-19 variants resulting in transportation and retail store disruptions. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Labor shortages could also impact our ability to negotiate acceptable contracts with labor unions which could result in strikes by affected workers and thereby significantly disrupt our operations. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is experiencing an inflationary environment and food price inflation, which has benefited our sales and gross margin growth but has negatively impacted our gross margin rates. We are unable to predict how long the current inflationary environment, including increased energy costs, will continue. We expect the economic environment to remain uncertain as we navigate the current geopolitical environment, the COVID-19 pandemic, labor challenges, supply chain constraints and the current inflationary environment, including increasing energy and commodity prices.

Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted by us. In evaluating our financial results and forward-looking statements, you should carefully consider the risks and uncertainties more fully described in the section of this Annual Report on Form 10-K entitled "Risk Factors." Consequently, all of the forward-looking statements we make in this Annual Report on Form 10-K are qualified by the information contained in this section and the information discussed under "Part I—Item 1A. Risk Factors."

SUMMARY RISK FACTORS

The following is a summary of the principal factors that create risk in investing in our securities:

Risks Related to Our Business and Operations

Risks related to:
•various operating factors and general economic conditions affecting the food and drug retail industry that may adversely affect our business and operating results;
•impact of the COVID-19 pandemic;
•prices and availability of energy and fuel to manufacture, store, transport and sell products;
•being unable to enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
•failing to realize anticipated benefits from our productivity initiatives; and
•impact of environmental, social and governance matters, including goals and commitments established in relation to such matters.

Risks Related to Our Industry

Risks related to:
•intensity of the competition in our industry;
•our ability to timely identify or effectively respond to consumer trends;
•consolidation in the healthcare industry; and
•the adequacy of our insurance to cover any claims against us.

Risks Related to Our Supply Chain

Risks related to:
•product and raw material supply disruptions, especially those to fresh products, including from severe weather, natural disasters and climate changes;
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
Risks Related to Information Security, Cybersecurity and Data Privacy

Risks related to:
•our dependence on IT systems; and
•improper activities by third parties and the loss of confidence from a data security incident involving our customers or employees.
Risks Related to Our Indebtedness

Risks related to:
•our level of indebtedness and our ability to generate cash;
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

NON-GAAP FINANCIAL MEASURES

We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding at the end of the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP. We define Net debt as total debt (which includes finance lease obligations and is net of deferred financing costs and original issue discount) minus unrestricted cash and cash equivalents and we define Net debt ratio as the ratio of Net debt to Adjusted EBITDA for the rolling 52 or 53 week period. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

EBITDA, Adjusted EBITDA, Adjusted net income, Adjusted net income per Class A common share and Net debt ratio (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross margin and net income per Class A common share. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby provide useful measures to analysts and investors of our operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to our results of operations may be impacted by such differences. We also use Adjusted EBITDA and Net debt ratio for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

Item 1 - Business

Overview

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. We also manufacture and process some of the food for sale in our stores. We maintain a website (www.Albertsonscompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the Securities and Exchange Commission ("SEC"). Additionally, all of our filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Retail Operations

As of February 26, 2022, we operated 2,276 stores across 34 states and the District of Columbia under 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. Additionally, as of February 26, 2022, we operated 1,722 pharmacies, 1,317 in-store branded coffee shops, 402 adjacent fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various digital platforms. Our stores operate in First-and-Main retail locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 68% of the 121 metropolitan statistical areas ("MSAs") in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omnichannel platform, and we have continued to enhance our capabilities to meet customer demand for convenience and flexibility. During fiscal 2021, we expanded our Drive Up & Go curbside pickup service to over 2,000 locations and offer delivery services across more than 2,000 of our stores. In our delivery service, we have expanded first party locations, and continue to work with third party services to engage with customers on the platform of their choice. In addition to our continuing partnership with Instacart, we expanded our partnership with DoorDash to offer on-demand grocery delivery service where customers can receive a broad assortment in under one hour. We launched a similar partnership with Uber, where customers can order a full assortment of groceries on the Uber platform. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the technology platforms, systems, analytics and buying power afforded by an organization with national scale.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in our stores or through digital channels. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Our operating segments and reporting units are made up of 12 divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Products

Our stores offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2021.

Merchandising and Manufacturing

Our Own Brands portfolio provides high-quality products to our customers at a great value, offering nearly 14,000 unique items. The Own Brands portfolio includes but is not limited to the registered trademarks Signature SELECT®, O Organics®, Open Nature®, Signature Café®, Lucerne Dairy Farms®, Waterfront BISTRO® and Primo Taglio®, and the common law trademarks of Signature Care™, Signature Reserve™ and Value Corner™. Our Own Brands products resonate well with our shoppers, as evidenced by Own Brands sales of over $15.3 billion in fiscal 2021. Own Brands continues to deliver on innovation with 837 new items launched in fiscal 2021. During fiscal 2021, Own Brands was awarded four Private Label Manufacturing Association awards and won recognition from Store Brands Magazine for innovation in private brand marketing.

As measured by units for fiscal 2021, 10.0% of our Own Brands products were manufactured in Company-owned facilities, and the remainder of our Own Brands merchandise was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that our scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 26, 2022, we operated 20 food production plants. These plants consisted of seven milk plants, four soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Intellectual Property

Our banners, brand image and Own Brands portfolio are significant to our business strategy. We own numerous registered trademarks and service marks and seek to obtain and preserve intellectual property protection of our marks and to ensure that any third party uses are properly licensed.

Distribution

As of February 26, 2022, we operated 22 strategically located distribution centers, approximately 36% of which are owned or ground-leased. Our distribution centers collectively provide approximately 66% of all products to our retail operating areas.

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

We devote significant resources to differentiating our banners in the local markets where we operate and invest in loyalty programs to drive traffic. Our local merchandising teams spend considerable time working with store directors to make sure we are satisfying consumer preferences. We also strive to achieve and maintain favorable recognition of our Own Brands offerings by marketing these offerings to consumers and enhancing value for consumers, particularly in respect of branded products.

We maintain price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our just for U loyalty program, including leveraging customer and transaction information with data driven analytics to provide both personalized deals and digital coupons, as well as gas and grocery rewards, to target promotional activity and improve our customers' experience. We have 29.9 million members currently enrolled in our loyalty program. We have achieved significant success with active participants in our just for U program, which drives higher sales and customer retention. We have recently deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

In digital, we are beginning to capitalize on our rich and proprietary data, recently launching the Albertsons Media Collective ("AMC") in the first quarter of fiscal 2022. AMC offers new and existing business partners a robust digital marketing platform that reaches our extensive customer network and leverages our strong market share, especially in the 68% of markets where we hold a #1 or #2 share position. We believe AMC will be a leading growth and profit driver over the next several years.

Raw Materials

Various agricultural commodities constitute the principal raw materials used by us in the manufacture of our food products. Although historically raw materials for our products have not been in short supply and have been readily available, see "Part I—Item 1A. Risk Factors" regarding the potential adverse impact on our results of operations due to the lack of, or reduced availability of, raw materials.

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

We work hard to maintain the highest standards of environmental stewardship (including procuring and offering sustainably sourced products). During fiscal 2021, we recycled more than 875 million pounds of cardboard and 25 million pounds of plastic bags and film from our operations and completed over 850 energy efficiency projects. Moreover, 100% of our Own Brands Waterfront BISTRO and Open Nature seafood is sourced to meet our Responsible Seafood Policy.

Human Capital

Serving approximately 34 million customers per week, our associates are a key component of our success. As one of the largest food and drug retailers in the U.S., we recognize that our ability to delight our customers lies in the engagement of our associates. To attract, develop and retain associates, we are committed to fostering a diverse and inclusive culture, investing in talent development and supporting the personal health and well-being of associates and their families.

Employees

As of February 26, 2022, we employed approximately 290,000 associates, of which approximately 65% were part-time and approximately 200,000 associates were covered by collective bargaining agreements. We take pride in the long tenure of a significant number of our associates and during fiscal 2021, more than 61,000 of our associates celebrated at least 15 years of service, and more than 43,000 of them celebrated over 20 years of service.

In the face of a sustained labor shortage and increased turnover resulting in part from the COVID-19 pandemic, we have continued to focus on recruiting, developing and retaining our associates by seeking to create a safe, equitable, diverse and inclusive workplace.

Diversity, Equity and Inclusion

During fiscal 2021, we continued our commitment to diverse representation across all levels of our workforce. We aspire to reflect the vibrant and thriving communities in which we live and work. Our commitment to diversity and inclusion is a core element of our philosophy and we strive to embed it in our people practices. We believe in a diverse and inclusive workplace that fosters personal growth, develops talent and offers career opportunities. To enable an inclusive and welcoming culture among our associates, we support associate resource groups ("ARGs"). The ARGs, based on employee interests, are open to all associates in the corporate office and to the field leadership. Our current ARGs are the Women’s Inspiration and Inclusion Network ("WIIN"), the Hispanic Leadership Network, the Asian Network, the African American Leadership Council, the Pride Alliance, Green Team and the Veterans Associate Resource Group. We also have ARG mentorship programs which provides mentors and mentees with a great way to build new relationships and help sharpen their skills. We are also one of the first national grocery chains to join the Business Coalition for the Equality Act, a group of leading U.S. employers that support the federal Equality Act.

As part of our ongoing commitment, we have integrated Diversity, Equity & Inclusion ("DE&I") goals into the performance plans of our top leaders and during fiscal 2021 we have trained over 10,000 leaders through our "Leading with Inclusion" sessions. We continue to expand opportunities for our associates to learn more about DE&I, including facilitated discussions of leaders on how to be more inclusive, and bi-annual store and supply chain huddles to further embed DE&I into our frontline, complemented by online modules that are shared monthly. We have formed a National Diversity Council that is chaired by our CEO, to advance DE&I within our Company. In addition, each of our 12 operating divisions have Diversity Councils and we have individual councils for our Technology & Engineering, Digital & Consumer, and Supply Chain departments.

Talent, Learning & Development and Engagement

We are proud to offer our associates myriad opportunities to grow and advance their careers. We have a talent management process that is designed to enable us to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. Several levels of associates participate in our annual performance management process that includes goal setting, feedback, and development in order to support their personal growth and development.

We actively engage associates across the organization to provide regular input. This includes focus groups, working directly with associates in our stores, ad hoc surveys, and our annual associate experience survey that is available to all associates. Notably, over 90% of our locations activated action plans shortly after they received their results.

We offer formal and informal learning and development opportunities to all associates through synchronous, asynchronous, and hybrid experiences. These offerings include eLearning and on-demand content, virtual and in-person classes, on-the-job training, VR (virtual reality), mentoring programs and more. By offering differentiated learning solutions, we meet our associates where they are in their development to provide the support they need to perform in their current roles and prepare for future opportunities. During fiscal 2021, our in-store and office associates together completed more than 5 million courses through various platforms. We also launched two enterprise-wide programs that focus on enhancing the capabilities of our leaders. First, our Assistant Store Directors Training program is a 10-week immersive program that prepares high potential frontline supervisors for the next step in their career through business- and industry-specific experiential learning. Second, our Foundational Leadership Skills curriculum was designed for all people leaders to develop their leadership skills through self-study and instructor-led workshops.

We have also partnered with industry associations to provide access to relevant continuing retail education opportunities through colleges around the country. In terms of engagement, we hold regular Town Hall meetings where any employee can ask questions of executives and make their voice heard.

Well-Being

We invest in our associates by offering competitive wages and job-appropriate compensation including cash-based performance bonus awards, equity-based compensation awards as well as a broad range of benefits that vary based on the nature of the job and title, customary local practices and statutory requirements. The benefits we offer include comprehensive, accessible, and affordable healthcare coverage, as well as paid time off, flexible work schedules, family leave, associate assistance programs and a 401(k) retirement savings and investment plan with Company matching, subject to eligibility. We seek to manage our collective bargaining agreements through active negotiations with union officials in order to best provide our employees fair wages, comprehensive retirement packages and other benefits. We aspire to provide a safe, open and accountable work environment and we also provide a hotline for all associates to report workplace concerns and violations.

In addition to caring for the well-being of our associates, we seek to support the communities we serve. During fiscal 2021, along with the Albertsons Companies Foundation, we contributed almost $200 million in food and financial support, including approximately $40 million through our Nourishing Neighbors program to ensure those living in our communities have enough to eat. We have continued to partner with the Department of Health and Human Services and local health authorities to administer COVID-19 vaccines to our local communities and have administered more than 12 million doses.

Seasonality

Our business is generally not seasonal in nature, but a larger share of annual revenues may be generated in November and December due to the major holidays.

Competitive Environment

The food and drug retail industry is highly competitive. The principal competitive factors that affect our business are location, quality, price, service, selection, convenience and condition of assets such as our stores. The operating environment for the food and drug retailing industry continues to be characterized by intense competition, aggressive expansion, increasing specialization of retail and digital formats, entry of non-traditional competitors and consolidation.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 26, 2022:

Name	Age	Position
Vivek Sankaran	59	Chief Executive Officer and Director
Sharon McCollam	59	President and Chief Financial Officer
Anuj Dhanda	59	Executive Vice President and Chief Information Officer
Omer Gajial	48	Executive Vice President, Pharmacy and Health
Susan Morris	53	Executive Vice President and Chief Operations Officer
Juliette W. Pryor	57	Executive Vice President, General Counsel and Secretary
Evan Rainwater	59	Executive Vice President, Supply Chain and Manufacturing
Christine Rupp	53	Executive Vice President and Chief Customer and Digital Officer
Jennifer Saenz	44	Executive Vice President and Chief Merchandising Officer
Michael Theilmann	58	Executive Vice President and Chief Human Resources Officer

Vivek Sankaran has served as our Chief Executive Officer and Director since September 2021, and our Chief Executive Officer, President and Director since April 2019. Prior to joining the Company, since 2009 Mr. Sankaran served in various leadership and executive positions at PepsiCo, Inc. ("PepsiCo"), a multinational food, snack, and beverage corporation. From January to March 2019, he served as Chief Executive Officer of PepsiCo Foods North America, a business unit within PepsiCo, where he led PepsiCo's snack and convenient foods business. Prior to that position, Mr. Sankaran served as President and Chief Operating Officer of Frito-Lay North America, a subsidiary of PepsiCo, from April 2016 to December 2018, its Chief Operating Officer from February to April 2016 and Chief Commercial Officer, North America, of PepsiCo from 2014 to February 2016, where he led PepsiCo's cross-divisional performance across its North American customers. Prior to joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey and Company, where he served various Fortune 100 companies, bringing a strong focus on strategy and operations.

Sharon McCollam has served as our President and Chief Financial Officer since September 2021. Ms. McCollam previously served as Executive Vice President, Chief Administrative and Chief Financial Officer at Best Buy Co. Inc. ("Best Buy"), a multinational consumer electronics retailer, from 2012 to 2016. Prior to Best Buy, Ms. McCollam held several transformational leadership positions at Williams-Sonoma, Inc., a consumer retail company, from 2000 to 2012, including Chief Operating and Chief Financial Officer from 2006 to 2012.

Anuj Dhanda has served as our Executive Vice President and Chief Information Officer since December 2015. Prior to joining the Company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain from March to December 2015, and as its Chief Information Officer from September 2013. Prior to Giant Eagle, from March 2008 to August 2013, Mr. Dhanda served as Chief Information Officer of PNC Financial Services, a bank holding company and financial services corporation.

Omer Gajial has served as our Executive Vice President of Pharmacy and Health since February 2022 and as our Senior Vice President, Rx Health and Wellness since September 2020. Prior to joining the Company, from January 2016 until August 2020, Mr. Gajial was the General Manager for Amazon Marketplace business, an e-commerce platform owned and operated by Amazon, across Hardlines, Softlines, and Consumables categories for the U.S., Canada, and Mexico. At Amazon he led sales, business development, product, program, and fulfilment teams to launch strategic sellers into North America. Prior to Amazon, from July 2000 until December 2015, Mr. Gajial held several positions of increasing responsibility at PepsiCo in Dubai and New York, before being named VP Global Strategy, Category Management & Insights for PepsiCo's Walmart Customer team.

Susan Morris has served as our Executive Vice President and Chief Operations Officer since January 2018. Ms. Morris has served in various executive positions at the Company since 2010 including serving as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018 and Executive Vice President, Retail Operations, East Region from April 2016 to April 2017. Prior to joining the Company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu.

Juliette W. Pryor has served as our Executive Vice President and General Counsel since June 2020. Prior to joining the Company, since October 2016, Ms. Pryor served as senior vice president, general counsel and corporate secretary for Cox Enterprises, Inc. ("COX"), a leading communications and automotive services company. Prior to COX, from February 2009 to October 2016, Ms. Pryor served as executive vice president, general counsel and chief compliance officer for US Foods, Inc., a leading U.S. foodservice distributor.

Evan Rainwater has served as our Executive Vice President, Supply Chain and Manufacturing since March 2020 and our Senior Vice President, Supply Manufacturing since May 2019. Mr. Rainwater joined the Company in May 2005 as Vice President, Manufacturing.

Christine Rupp has served as our Executive Vice President and Chief Customer and Digital Officer since December 2019. Prior to joining the Company, Ms. Rupp served as General Manager, Xbox Business Engineering, from April 2018 to November 2019, and General Manager, Microsoft, Windows and Xbox Digital Store Marketing, from March 2016 to April 2018, at Microsoft Corp. ("Microsoft"), a leading developer of computer software systems and applications. Prior to Microsoft, from December 2005 to February 2016, Ms. Rupp served in various executive positions at Amazon.com, Inc., a multinational technology company.

Jennifer Saenz has served as our Chief Merchandising Officer since July 2021. Prior to joining the Company, since 2006, Ms. Saenz served in several executive positions at PepsiCo. From October 2019 until July 2021, Ms. Saenz served as Global Chief Marketing Officer for PepsiCo, and President, Global Foods, responsible for overseeing the marketing function across foods and beverages and growing the PepsiCo Foods portfolio across all global markets. From January 2016 to October 2019 Ms. Saenz served as Senior Vice President & Chief Marketing Officer of PepsiCo Foods North America where she managed the business unit's snacking portfolio.

Michael Theilmann has served as our Executive Vice President and Chief Human Resources Officer since August 2019. Prior to joining the Company, Mr. Theilmann served as Global Practice Managing Partner, Human Resources Officers Practice, from February 2018 to August 2019, and as Partner, Consumer Markets Practice, from June 2017 to January 2018, of Heidrick & Struggles International Incorporated, a worldwide executive search firm.

Item 1A - Risk Factors

There are risks and uncertainties that can affect our business. The most significant risk factors are discussed below. The following information should be read together with "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, which includes forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

Risks Related to Our Business and Operations

Various operating factors and general economic conditions affecting the food and drug retail industry may affect our business and may adversely affect our business and operating results.

Our operations and financial performance are affected by economic conditions such as macroeconomic factors, credit market conditions and the level of consumer confidence. We may experience materially adverse impacts to our business as a result of efforts to curb the spread of COVID-19. Consumers' perceptions or uncertainty related to the economy, as well as a decrease in their personal financial condition, could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross margin rates and consumer spending. We have observed increased inflation during the past year with varying impacts on our business. We are unable to predict the direction of the economy or if inflation will increase materially or revert to deflation. The continued increase in fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. If the economy weakens, fuel prices continue to increase or inflationary trends continue, our business and operating results could be adversely affected.

We compete within our industry not only for customers, but also for management and hourly employees. We have recently faced an increasingly competitive labor market due to sustained labor shortages and increased turnover resulting in part from the COVID-19 pandemic. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our banners, our customers’ connection to our banners, and a positive relationship with the communities in which we serve.

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic continues to impact our business and cause uncertainty. While it is not possible to estimate the full impact that the COVID-19 pandemic could have on our business going forward, the continued spread of new virus variants and the measures taken in response could continue to adversely impact our business, financial condition and results of operations. Our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including inflation, changes to consumer demand and availability of labor. New virus strains and potential federal, state, or local COVID-19 vaccine and/or testing mandates could also materially impact our results if we face a reduction in available labor and/or incur additional compliance costs. While areas of our business such as Drive Up & Go have experienced increased sales during the pandemic, we cannot estimate future sales and it is unclear whether and to what extent sales, consumer behavior, general economic and business activity return to pre-pandemic levels. The COVID-19 pandemic may continue to heighten many of the other risks described throughout this report, including but not limited to those relating to our growth strategy, our supply chain and increased food and labor costs, availability of labor, disruption in operations, loss of key employees, our indebtedness, and general economic conditions. We may also experience a negative impact from federal, state and local restrictions that limit consumer visits to our stores, employee illness and other community response measures. Since March 2020, many of our customers have depended on various governmental-funded benefit programs, such as the Supplemental Nutrition Assistance Program ("SNAP") to purchase products from our stores. These government-funded benefit programs were modified in response to the pandemic and are subject to political and economic considerations outside of our control. Consequently, we are also unable to predict the continuation of these pandemic related benefit programs or the impact of their suspension or elimination on employment levels and on demand for our products. A significant decrease in government benefits such as SNAP could adversely affect our results of operations.

As we enter the third year of the pandemic, in light of new COVID-19 variants, we will have to continue to monitor and reevaluate the many protective measures we have taken in our stores since the beginning of the pandemic. The continued implementation of these procedures designed to protect our employees may impact our administrative costs and expenses and our ability to maintain our staffing needs at the retail and distribution level. We have in the past, and may in the future again be required to, temporarily close stores, offices or distribution centers for cleaning and/or to quarantine employees in the event that an employee develops COVID-19, particularly as variants of COVID-19 may develop in the future. We have in the past proactively paused self-service operations, such as soup bars, wing bars, salad bars and olive bars and may be required to do so again in the future. These factors could impact the ability of our stores to maintain normal hours of operation or to have sufficient inventory which may disrupt our business and negatively impact our financial results. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

Further, the COVID-19 pandemic may continue to impact availability of key products from suppliers, and our ability to access and ship product to and from impacted locations. In the past, items such as consumer staples, paper goods, key cleaning supplies and meat products were in short supply and may continue to be in short or limited supply.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products. Energy and fuel costs are influenced by domestic and international political and economic circumstances and have experienced volatility both recently and over time. To reduce the impact of volatile energy costs, we have entered into contracts to purchase electricity and natural gas at fixed prices to satisfy a portion of our future energy needs. We also manage our exposure to changes in energy prices utilized in the shipping process through the use of short-term diesel fuel derivative contracts. Volatility in fuel and energy costs that exceeds offsetting contractual arrangements could adversely affect our results of operations.

We may not be able to enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all.

We periodically review potential strategic transactions and investments aimed at enhancing the Company's growth and maximizing shareholder value. On February 28, 2022, our Board announced that it had commenced a Board-led review of potential strategic alternatives which will include an assessment of various balance sheet optimization and capital return strategies, potential strategic or financial transactions and development of other strategic initiatives to complement our existing businesses. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. We cannot make any assurance that the review will result in any transaction or other strategic change or outcome.

We have in the past acquired regional and local retail grocery and drug stores chains. While we have in the past identified grocery and drug chains to acquire, our national footprint may limit the number and location of any grocery and drug chain that we can or desire to acquire. Acquisitions also require us to integrate stores into our current operations, including purchasing, distribution, payroll and financial reporting that could require significant changes to our business processes and systems which could be disruptive to our operations.

Failure to realize anticipated benefits from our productivity initiatives could adversely affect our financial performance and competitive position.
Although we have identified and are still implementing a broad range of specific productivity initiatives to help offset cost inflation, fund growth and drive earnings, there can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or timeframe, if at all. Certain of these initiatives involve significant changes in our operating processes and systems that could result in disruptions in our operations. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. The actual benefits of our productivity initiatives, if achieved, may be lower than we expect and may take longer than anticipated. While certain projects are underway and contributing as expected, in other cases, we temporarily paused some of our initiatives in fiscal 2020 to ensure we are first taking care of our customers and our communities, while focusing on the safety of our associates during the COVID-19 pandemic.

We may be adversely impacted by environmental, social and governance matters, including if we are unable to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been an increased focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, diversity, equity and inclusion, human rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments are widely publicized. Given our commitment to ESG, we have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

Competition in our industry is intense, and our failure to compete successfully may adversely affect our profitability and operating results.

The food and drug retail industry is large and dynamic, characterized by intense competition among a collection of local, regional and national participants. We face strong competition from other brick and mortar food and/or drug retailers, supercenters, club stores, discount stores, online retailers, specialty and niche supermarkets, drug stores, general merchandisers, wholesale stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants, catering companies and home delivery and meal solution companies. Shifts in the competitive landscape, consumer preference or market share may have an adverse effect on our profitability and results of operations.

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. In addition, we face increasing competition from online distributors of pharmaceutical products. Although we have accelerated the expansion of our digital business, including to respond to increased customer demand as a result of the pandemic, and offer our customers the ability to shop online for both home delivery through a variety of delivery providers and Drive Up & Go curbside pickup, there is no assurance that these online initiatives will be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross margins or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment and the development of our digital offerings and retail media network, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

An increasingly competitive industry and, from time to time, inflation and deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our and their respective share of retail food sales through capital and price investment, increased promotional activity and new and remodeled stores, creating a more difficult environment to consistently increase year-over-year sales. Some of our primary competitors are larger than we are or have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in price, promotional activity and new or remodeled stores in order to grow their share of retail food sales. Price investment by our competitors has also, from time to time, adversely affected our operating margins.

Our continued success to effectively compete in the food retail industry is dependent upon our ability to control operating expenses, including managing product costs, labor costs in an increasingly competitive labor market and health care and pension costs stipulated by our collective bargaining agreements. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements, allowing them to more effectively leverage their fixed costs or more easily reduce operating expenses. Finally, we need to source, market and merchandise efficiently. Changes in our product mix also may negatively affect our profitability. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability. Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiency programs and other similar strategies.

Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Because we face intense competition, we need to effectively anticipate and respond to changing consumer preferences and demands. It is difficult to predict consistently and successfully the products and services our customers will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sourcing or sustainability of product sources or the packaging of such products) and spending patterns could lead us to offer our customers a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores and the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer digital, loyalty and media solutions that are both cost effective and compelling to our customers. Our failure to anticipate or respond to customer expectations for products, services, digital and loyalty programs would adversely affect the demand for our products and services and our market share and could have an adverse effect on our performance, margins and operating income.

Consolidation in the healthcare industry could adversely affect our business and financial condition.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in increased pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, litigation and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Certain risks are inherent in providing pharmacy products and services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,722 pharmacies and, as a result, we are exposed to risks inherent in the packaging, dispensing, display, distribution and disposal of pharmaceuticals and other healthcare products, such as risks of liability for products such as opioids, which may potentially cause harm to consumers, as well as increased regulatory risks and related costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

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

Risks Related to Our Supply Chain

Product and raw material supply disruptions, especially those related to fresh products, may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on fresh products. We rely on various suppliers and vendors to provide and deliver our fresh and other product inventory on a continuous basis and to supply the raw materials to manufacture certain of our Own Brands products. We could suffer significant fresh and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters, foreign conflicts or other catastrophic or unexpected occurrences. Due to the COVID-19 pandemic and the resulting dislocation of workplaces and the economy, the ability of vendors to supply required products may be impaired because of illness or absenteeism in their workforces, government mandated shutdown orders or impaired financial conditions. In the past, we have observed that the supply of meat products, for example, was impacted by the shutdown of certain key production facilities due to workforce illness. The impact of COVID-19 on labor and transportation has continued to be felt along our supply chain, resulting in shipping and stocking delays. Specifically, staffing shortages caused by employees sick with, or exposed to, COVID-19 resulted in significant delays in transporting products from warehouses to retail shelves throughout fiscal 2021. The supply of each product may return to pre-COVID-19 levels at different times, if at all, and there can be no assurance that our efforts to ensure in-stock positions for all of the products that our customers require will be successful. Furthermore, our staffing challenges are affected by the uncertainties of potential future viral variants, and the governmental and regulatory responses thereto, which are difficult to predict. We could experience raw material shortages for certain materials that are sourced from Ukraine and surrounding areas due to armed conflict in the area. We cannot predict whether hostilities or other armed conflict will continue in this area or any other area from which we source raw materials.

Severe weather, natural disasters and other climate changes may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, wildfires, winter storms, tornadoes, as well as other natural disasters in areas in which we have stores or distribution centers have caused and may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force, disruption in the manufacture and supply of products, disruption and delays in transportation and delivery of goods, reduction in customer traffic and generally a reduction in the availability of products in our stores.

In addition, adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers, ranchers and fishermen, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture, and water availability necessary for the growth and cultivation of crops and raising of animals. As extreme shifts in climate conditions make it more difficult to raise and produce crops, livestock, and seafood, there may be a decrease in the product quality and the yield quantity of food products. Consequently, such a decreased food supply may adversely affect the availability or cost of certain products within the grocery supply chain, which could lead to shortages or reduced gross profit margins as such products become more expensive. At the global level, the impact of climate change on food supply is more likely to lead to food insecurity in countries which, unlike the United States, have climates insufficient to sustain diverse food production. Thus, there may be increased demand for agricultural exports from regions that experience production difficulties yet have sufficient wealth to purchase imports. This may impact the availability of products for us to purchase.

In addition, future legislative and regulatory efforts to combat climate change or other environmental issues could result in new or more stringent forms of oversight and mandatory or voluntary reporting, diligence and disclosure, which could increase costs, result in additional taxes and other expenses, and further impact our business, results of operations and financial condition.

Threats or potential threats to security of food and drug safety, the occurrence of a widespread health epidemic and/or pandemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic, such as of influenza or, specifically, the COVID-19 pandemic, could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.

We source our products from vendors and suppliers and related networks across the globe who may be subject to regulatory actions or face criticism due to actual or perceived social injustices, including human trafficking, non-sustainable practices, child labor or environmental, health and safety violations. A disruption in our supply chain due to any regulatory action or social injustice could have an adverse impact on our supply chain and ultimately our business, including potential harm to our reputation.

The costs associated with implementing and maintaining the safety measures designed to protect our associates and customers in the COVID-19 pandemic have to date been more than offset by increased sales, but in the event our sales decline as stay-at-home guidance subsides or consumers elect to consume meals away from home, we may be required to continue to implement and maintain these protective measures despite lower sales, thereby reducing our profitability.

We could be affected if consumers lose confidence in the food supply chain or the quality and safety of our products.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, such as the concerns relating to the COVID-19 pandemic, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such product. In addition, recalls or withdrawals of food products may involve costs to us or reputational harm to us. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 402 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline. Increased regulation or significant increases in wholesale fuel costs could result in lower gross margins on fuel sales, and demand could be affected by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, geopolitical tensions, hostilities or boycotts, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

We make in-store pricing decisions on a regional basis depending on the competitive landscape. We also set our pricing based on the cost of doing business on a regional basis, as a result of occupancy and labor costs that vary by region. At the same time, we frequently discuss ways to lower our costs with our consumer packaged goods partners based upon our scale and sales momentum. Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices can be volatile and commodities such as wheat and corn have recently been impacted by the armed conflict between Russia and Ukraine. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially or there is significantly inflationary pressures. Suppliers, like us, are incurring additional costs to respond to the COVID-19 pandemic and may seek to pass those costs through to us. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Risks Related to Our Workforce

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 26, 2022, approximately 200,000 of our employees were covered by collective bargaining agreements. As of February 26, 2022, collective bargaining agreements covering approximately 115,000 employees have expired or are scheduled to expire in fiscal 2022, including collective bargaining agreements covering approximately 74,000 employees that have been renegotiated subsequent to the end of fiscal 2021. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating costs. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results.

We currently contribute to 27 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the PBGC has the authority to petition a court to terminate an underfunded pension plan in limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Internal Revenue Code (the "Code"), the liability under these defined benefit plans is joint and several with all members of our control group, such that each member of our control group is potentially liable for the defined benefit plans of each other member of the control group. We continue to monitor any potential exposure to underfunded multiemployer plans.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of a number of employers contributing to these plans and the underfunding of any of these plans to which we contribute are not our liability. Though we are not obligated nor the guarantor for any of the underfunding of multiemployer plans to which we contribute, as of December 31, 2021, we attempted to estimate our allocable share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's allocable share of the underfunding of multiemployer plans to which we contribute was $4.9 billion. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that includes the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate could also change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount needed to pay pension benefits through the plan year ending 2051. We participate in 16 multiemployer plans that may be eligible for the special financial assistance. Under the interim PBGC guidance, which is expected to be finalized in 2022, these multiemployer plans can apply for assistance based on a priority designation set by the PBGC starting in March 2023 through March 2024.

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

We are also the sponsors of defined benefit retirement plans for certain employees. We recognize a liability for the underfunded status of our sponsored employer defined benefit plans as a component of pension and post-retirement benefit obligations. The funded status of these plans is a significant factor in determining annual pension expense and cash contributions to fund the plans. Unfavorable investment performance, increased pension expense and cash contributions may have an adverse impact on our financial results.

See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" for more information relating to these pension plans.

The minimum wage continues to increase and is subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage which are also slated to increase over the next few years. As examples, as of February 26, 2022, we employed approximately 72,500 associates in California, where the current minimum wage was increased to $15.00 per hour effective January 1, 2022 and in Massachusetts, where we employed approximately 11,500 associates as of February 26, 2022, the minimum wage increased to $13.50 per hour, effective January 1, 2021, and will reach $15.00 per hour by 2023. Moreover, municipalities may set minimum wages above the applicable state standards. Increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

The food retail industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of qualified persons in the workforce in the local markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs and changes in employment and labor laws. Such laws related to employee hours, wages, job classification and benefits could significantly increase our operating costs. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing wages for our employees could cause our gross margins to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Failure to attract and retain qualified associates could materially adversely affect our financial performance and our ability to successfully execute our business strategy.

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.

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

Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices. We must comply with numerous provisions regulating health and sanitation standards, food labeling, energy, environmental, equal employment opportunity, minimum wages, pension, health insurance and other welfare plans, licensing for the sale of food, drugs and alcoholic beverages and any new provisions relating to the COVID-19 pandemic. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional governmental laws, regulations or administrative procedures, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. In addition, governmental or regulatory changes could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation or a decrease in government assistance programs such as SNAP, that our customers use to purchase products. Any or all of such requirements could have an adverse effect on our business.

Tax matters could adversely affect our results of operations and financial conditions.

We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could affect our effective tax rate. Our effective tax rate and future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, and changes in accounting principles and interpretations relating to tax matters, all of which could negatively impact our business. In addition, changes in tax laws and regulations that impact our customers or the economy generally may also impact our financial condition and results of operations.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We may also be exposed to legal proceedings arising out of the COVID-19 pandemic, including potential wrongful death actions brought on behalf of employees that contracted COVID-19 and allegations of improper pricing of necessities during the COVID-19 pandemic. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

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

We have complex IT systems that are important to the success of our business operations and marketing initiatives. If we were to experience failures, breakdowns, substandard performance or other adverse events affecting these systems, or difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems and business. These risks may be further exacerbated by the deployment and continued refinement of cloud-based enterprise solutions. In a cloud computing environment, we could be subject to outages by third-party service providers and security breaches to their systems, which we may have little control over. Unauthorized parties have obtained in the past, and may in the future obtain, access to cloud-based platforms used by companies.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals or other payment systems.

The techniques used by cyber criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. In addition, the recent geopolitical conflict in Ukraine and related sanctions against Russia may increase the risk of cyberattacks. Any unauthorized access into our customers' sensitive information, or data belonging to us or our suppliers, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers' confidence in us and subject us to potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our financial condition and results of operations.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry ("PCI") Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. As well, the Fair and Accurate Credit Transactions Act ("FACTA") requires systems that print payment card receipts to employ personal account number truncation so that the consumer's full account number is not viewable on the slip. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain or detect all cyber-attacks or intrusions. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS, ANSI and FACTA data encryption standards and the California Privacy Rights Act and other state laws, could be significant.

The loss of confidence from a data security incident involving our customers or employees could hurt our reputation and cause customer retention and employee recruiting challenges.

We receive and store personal information in connection with our business including from processing credit card data, digital marketing and human resources records. The protection of our customer and employee data is critically important to us. Despite our considerable efforts to secure our computer networks, security could be compromised, confidential information could be misappropriated or system disruptions could occur, as has occurred with a number of other retailers. If we experience a data security incident, we could be exposed to government enforcement actions, possible assessments from the card brands if credit card data was involved and potential litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether.

Unauthorized computer intrusions could adversely affect our brands and could discourage customers from shopping with us.

While we have implemented security software and hardware designed to provide protections against unauthorized intrusions, there can be no assurance that unauthorized individuals will not discover a means to circumvent our security. Cyber criminals are increasingly sophisticated and operate large-scale and complex attacks. As such, they may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Computer intrusions could adversely affect our brands, may result in us incurring legal and other fees, may cause us to incur additional expenses for additional security measures and could discourage customers from shopping in our stores.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of February 26, 2022, we had approximately $7.5 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.8 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 26, 2022, we and our subsidiaries had approximately $0.6 billion of finance lease obligations.

Our indebtedness could have important consequences. For example, it could:
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

We may incur substantially more debt in the future.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern our indebtedness, as disclosed in "Part II—Item 8. Financial Statements and Supplementary Data—Note 12", permit us to incur significant additional debt, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would increase.

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

In addition, borrowings under our ABL Facility and certain of the NALP Notes bear interest at variable rates, primarily based on the London Interbank Offered Rate "LIBOR" as the reference rate. LIBOR is subject to national and international proposals for reform. Certain tenors of LIBOR ceased publication after December 31, 2021 and other tenors of LIBOR (including overnight and one, three, six and 12 months) will cease publication after June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. We have the ability to incorporate relatively standardized replacement rate provisions into our ABL Facility, including a spread adjustment mechanism designed to equate to the current LIBOR "all in" rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. If future rates based upon a successor reference rate are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on any variable rate debt. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time. For more information, see "Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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
•pay dividends on, repurchase stock from or make distributions to our stockholders, or make other restricted payments or make certain investments;
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

We have exposure to future interest rates based on the variable rate debt under our ABL Facility and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through the use of our ABL Facility. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

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
•future sales of our common stock by our large stockholders, including our holders of Convertible Preferred Stock;
•our quarterly or annual earnings or those of other companies in our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•regulatory or legal developments in the U.S.;
•litigation involving us, our industry, or both; and
•general economic conditions, including the impact of inflation.

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

Our Sponsors control in the aggregate approximately 75% of our common stock. As a result, our Sponsors are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Four of our 14 directors are either employees of, or advisors to, members of our Sponsors. Our Sponsors also have sufficient voting power to amend our organizational documents. The interests of our Sponsors may not coincide with the interests of other holders of our common stock. Additionally, our Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the outstanding shares of our common stock, our Sponsors will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We are a "controlled company" within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Sponsors, as a group, control a majority of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:
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

If a substantial number of shares of our common stock becomes available for sale and are sold in a short period of time, the market price of our common stock could decline and our stockholders may be diluted.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that our stockholders might sell shares of Common Stock could also create a perceived overhang and depress the market price of our common stock. The market price for shares of our common stock may also drop when the restrictions on resale by certain of our stockholders and independent directors lapse or in anticipation of such restrictions on resale lapsing.

The Preferred Investors were previously subject to transfer restrictions with respect to the Convertible Preferred Stock and the shares of Common Stock issuable pursuant to the Convertible Preferred Stock (the "Conversion Shares"). All such transfer restrictions expired in December 2021, and certain of the Preferred Investors elected to exercise their conversion rights pursuant to the Convertible Preferred Stock and sell their underlying Conversion Shares in the public market. The end of such transfer restrictions and resulting sales of such Conversion Shares may have impacted the trading price of our common stock since December 2021 and further conversions and resulting sales in the public market may further impact the trading price of our common stock.

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

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock, which we increased from $0.10 per common share to $0.12 per common share in October 2021. Our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, so long as any shares of our Convertible Preferred Stock remain outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Convertible Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any financing arrangements that we are currently a party to, including the ABL Facility and our existing notes, to or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

As of February 26, 2022, we had approximately 412,095,717 shares of Class A common stock and 150,000,000 shares of Class A-1 common stock authorized but unissued under our certificate of incorporation, excluding 81,242,418 shares of common stock and Class A-1 common stock reserved for issuance upon conversion of the Convertible Preferred Stock. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

Prior to June 9, 2020, we underwent a real estate reorganization. As a result of such reorganization, certain subsidiaries of RE LLC (such subsidiaries, the "SPEs") that are subsidiaries of RE LLC own the real property assets ("Real Estate Assets"), consisting of approximately 240 fee owned store properties which were to have an appraised value of approximately $2.9 billion. RE LLC also deposited approximately $36.5 million with an escrow agent (the "Escrow Agent") in connection with such transactions. Immediately prior to June 9, 2020, RE Holdings I, RE Holdings II, RE LLC and each of the SPEs (collectively, the "RE LLC Entities") entered into amended and restated operating agreements. Our wholly-owned subsidiary Safeway is the only member of RE Holdings I with the ability to vote on any matters. Each of the RE LLC Entities has a board of five members, which includes two independent directors. However, the RE Investor was admitted to each of the RE LLC Entities as a "Special Non-Economic Member." As a Special Non-Economic Member, the RE Investor has certain approval rights relating to the real estate portfolio, that Unitary Master Sublease between ACI Real Estate Company LLC, as landlord, and the entities set forth therein, as tenant, dated June 9, 2020 (the "Master Lease Agreement"), affiliate transactions and the issuance of securities or other instruments that rank pari passu or senior. These approval rights could limit our ability to implement future strategic objectives.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 26, 2022, we operated 2,276 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	134	Louisiana	16	Oregon	121
Arkansas	1	Maine	20	Pennsylvania	50
California	593	Maryland	68	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	7	Montana	38	Texas	209
Delaware	18	Nebraska	5	Utah	6
District of Columbia	12	Nevada	51	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	39
Idaho	43	New Jersey	87	Washington	217
Illinois	183	New Mexico	34	Wyoming	14
Indiana	4	New York	19

The following table summarizes our stores by size as of February 26, 2022:

Square Footage	Number of stores	Percent of total
Less than 30,000	221	9.7%
30,000 to 50,000	781	34.3%
More than 50,000	1,274	56.0%
Total stores	2,276	100.0%

We own or ground-lease approximately 39% of our operating stores and 51% of our industrial properties (distribution centers, warehouses and manufacturing plants).

Our corporate headquarters are located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California, Phoenix, Arizona and Plano, Texas. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in "Part II—Item 8. Financial Statements and Supplementary Data—Note 14."

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

Environmental Matters

Our operations are subject to regulation under environmental laws, including those relating to waste management, air emissions and underground storage tanks. In addition, as an owner and operator of commercial real estate, we may be subject to liability under applicable environmental laws for clean-up of contamination at our facilities. SEC regulations require us to disclose certain environmental matters arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We are currently in negotiations to resolve an investigation being conducted by the Office of the Attorney General of the State of California, as well as the District Attorneys’ offices of the counties of Contra Costa, Placer, Sacramento, San Joaquin, and Solano. The investigation has focused on whether or not we violated California regulations that govern the maintenance and operation of underground storage tanks located at our fueling stations within the state. In lieu of litigating the matter, we have agreed to implement certain enhancements to improve our compliance with the applicable regulations. In addition, we may be required to pay civil penalties and other fees and costs. While we cannot predict the ultimate outcome of this matter at this time, the penalties or settlement costs could exceed $1 million.

Item 4 - Mine Safety Disclosures

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company's Class A common stock ("Common Stock") began trading on the NYSE on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's Common Stock. As of April 19, 2022, there were 149 holders of record of our Common Stock.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Common Stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 26, 2020 (the date our Common Stock commenced trading on the NYSE) through February 26, 2022. The graph assumes an investment of $100 in our Common Stock at market close on June 26, 2020 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Common Stock.

Comparison of Cumulative Total Return (Since Listing)
$250
$200
$150
$100
$50
6/26/2020
9/12/2020
12/05/2020
2/27/2021
6/19/2021
9/11/2021
12/4/2021
2/26/2022
ACI
S&P 500
S&P 500 Retail

	6/26/20	9/12/20	12/5/20	2/27/21	6/19/21	9/11/21	12/4/21	2/26/22
ACI	$100.00	$91.59	$97.42	$105.93	$128.55	$198.74	$237.20	$198.34
S&P 500	100.00	111.03	122.93	126.66	138.46	148.17	150.83	145.72
S&P 500 Retail	100.00	115.51	119.00	119.26	134.28	138.73	144.63	126.98

Issuer Purchases of Equity Securities

On October 14, 2020, the Company's board of directors authorized a share repurchase program that allows the Company to repurchase up to $300.0 million of the Company's Common Stock. As of February 26, 2022, authorization for $180.9 million of share repurchases remained under the share repurchase program. We did not repurchase any shares of our Common Stock during fiscal 2021.

Unregistered Sales of Equity Securities

During fiscal 2021, certain holders of the Company's Convertible Preferred Stock converted approximately 350,813 shares of Convertible Preferred Stock into approximately 20,369,582 shares of the Company's Common Stock, which were issued from the Company's treasury stock account. Each share of Convertible Preferred Stock is convertible at a rate of 58.064 shares of the Company's Common Stock (with cash delivered in lieu of any fractional shares of Common Stock). The shares of Common Stock were issued in exchange for Convertible Preferred Stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021 filed with the SEC on April 28, 2021, which provides comparisons of fiscal 2020 and fiscal 2019. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Special Note Regarding Forward-Looking Statements" set forth in Part I and in Item 1A. "Risk Factors."

Our last three fiscal years consisted of the 52 weeks ended February 26, 2022 ("fiscal 2021"), the 52 weeks ended February 27, 2021 ("fiscal 2020") and the 53 weeks ended February 29, 2020 ("fiscal 2019"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2021 OVERVIEW

We are one of the largest food retailers in the United States, with 2,276 stores across 34 states and the District of Columbia. We operate 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 290,000 talented and dedicated employees, as of February 26, 2022, who serve on average 34 million customers each week. Additionally, as of February 26, 2022, we operated 1,722 pharmacies, 1,317 in-store branded coffee shops, 402 adjacent fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various digital platforms.

During fiscal 2021, we made significant progress against all of our strategic priorities, including in-store excellence, accelerating our digital and omnichannel capabilities, driving productivity and strengthening our talent and culture. Identical sales, excluding fuel, decreased 0.1% during fiscal 2021, which was impacted by the significantly elevated demand at the onset of the COVID-19 pandemic in the first quarter of fiscal 2020. On a two-year stacked basis, identical sales, excluding fuel, increased 16.8%. In the fourth quarter of fiscal 2021, we gained market share in food market and Multi Outlet ("MULO") on both a one and two-year basis. Food market generally includes traditional supermarkets while MULO includes most food market, drug, mass merchants, club, dollar and military stores that sell food.

Our digital initiatives continue to resonate with our customers, underscoring our strong omnichannel capabilities that allow customers to complete their shopping with us in any way they want. During fiscal 2021, digital sales, which include home delivery and Drive Up & Go curbside pickup, increased 5% compared to fiscal 2020 and 263% on a two-year stacked basis. During fiscal 2021, we expanded our Drive Up & Go curbside pickup service to over 2,000 locations and added five micro fulfillment centers ("MFCs") for a total of seven MFCs in operation. In our online delivery service, we expanded third-party partnerships to offer more choices and accelerate the speed of delivery.

In digital, we are beginning to capitalize on our rich and proprietary data, recently launching the Albertsons Media Collective ("AMC") in the first quarter of fiscal 2022. AMC offers new and existing business partners a robust digital marketing platform that reaches our extensive customer network and leverages our strong market share, especially in the 68% of markets where we hold a #1 or #2 share position. We believe AMC will be a leading growth and profit driver over the next several years.

In the just for U loyalty program, ongoing benefit enhancements continued to accelerate membership growth, which increased 18% in the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020, reaching 29.9 million members, and is up approximately 45% or more than 9 million members since the fourth quarter of fiscal 2019. Within the program, our retention rate of actively engaged members, those that redeemed coupons, fuel or grocery rewards, was over 90% at the end of fiscal 2021. In loyalty, we launched a new unified mobile app (the "UMA") and we introduced a meal planning tool that offers recipes, including those that address dietary preferences, such as vegetarian or gluten-free. Customers can seamlessly add all recipe ingredients to their shopping list or immediately purchase them in the UMA.

We offer nearly 14,000 high-quality products under our Own Brands portfolio. Our Own Brands products resonate well with our shoppers, as evidenced by Own Brands sales of over $15.3 billion in fiscal 2021. Own Brands continues to deliver on innovation with 837 new items launched in fiscal 2021. During fiscal 2021, Own Brands was awarded four Private Label Manufacturing Association awards and won recognition from Store Brands Magazine for innovation in private brand marketing.

Driving productivity allowed us to continue to fund future growth and offset inflation. During fiscal 2021, we continued to drive incremental productivity savings as we enhanced our pricing and promotion capabilities, further rationalized indirect spend and expanded our national buying initiatives. We expect to achieve our targeted three-year $1.5 billion savings by the end of fiscal 2022 and are working on the next phase to identify incremental productivity savings beyond fiscal 2022.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,607 million during fiscal 2021, primarily including investments in the modernization of our store fleet, including 236 remodels and the opening of 10 new stores, and the building of our digital and technology platforms. We continue to make progress in strengthening the balance sheet, reducing our Net debt ratio to 1.2x as of the end of fiscal 2021 compared to 1.5x at the end of fiscal 2020. Capital returns to shareholders in fiscal 2021 included $207.4 million in common stock dividends ($0.44 per common share).

In addition, during fiscal 2021, along with the Albertsons Companies Foundation, we contributed nearly $200 million in food and financial support, including approximately $40 million through our Nourishing Neighbors program to ensure those living in our communities have enough to eat. We have continued to partner with the Department of Health and Human Services and local health authorities to administer COVID-19 vaccines to our local communities and have administered more than 12 million doses.

We have continued to settle labor contracts that provide an overall wage and benefit package that rewards our existing team members for their significant contributions and strengthens our competitive positioning in the markets we serve. During the fourth quarter of fiscal 2021, we settled contracts in Denver, Portland, Montana, Idaho, Oregon and the Mid-Atlantic. Subsequent to the end of fiscal 2021, through April 22, 2022, we have also reached tentative settlements in our Northern California, Southern California and Seattle divisions.

Fiscal 2021 highlights

In summary, our financial and operating highlights for fiscal 2021 include:
•Identical sales decreased 0.1%; on a two-year stacked basis identical sales growth was 16.8%
•Digital sales increased 5%; on a two-year stacked basis digital sales growth was 263%
•Net income of $1,620 million, or $2.70 per Class A common share
•Adjusted net income of $1,781 million, or $3.07 per Class A common share
•Adjusted EBITDA of $4,398 million

•Operating cash flows of $3,513 million
•Reduced Net debt ratio to 1.2x at the end of fiscal 2021 compared to 1.5x at the end of fiscal 2020
•Continued modernization of our store fleet, including completing 236 remodels and opening 10 new stores
•Expanded Drive Up & Go to over 2,000 locations
•Added five MFCs for a total of seven in operation

Stores
The following table shows stores operating, acquired, opened and closed during the periods presented:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Stores, beginning of period	2,277	2,252	2,269
Acquired (1)	3	26	—
Opened	7	9	14
Closed	(11)	(10)	(31)
Stores, end of period	2,276	2,277	2,252
(1) Fiscal 2021 includes one store acquired from Kings and Balducci's in fiscal 2020 that transferred to us in fiscal 2021.
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Less than 30,000	221	221	9.7%	9.7%	5.0	5.1
30,000 to 50,000	781	789	34.3%	34.7%	32.7	33.0
More than 50,000	1,274	1,267	56.0%	55.6%	75.3	74.9
Total Stores	2,276	2,277	100.0%	100.0%	113.0	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding at the end of the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP. We define Net debt as total debt (which includes finance lease obligations and is net of deferred financing costs and original issue discount) minus unrestricted cash and cash equivalents and we define Net debt ratio as the ratio of Net debt to Adjusted EBITDA for the rolling 52 or 53 week period.
EBITDA, Adjusted EBITDA, Adjusted net income, Adjusted net income per Class A common share and Net debt ratio (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross margin and net income per Class A common share. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby provide useful measures to analysts and investors of our operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to our results of operations may be impacted by such differences. We also use Adjusted EBITDA and Net debt ratio for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

RESULTS OF OPERATIONS
The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2021 compared to fiscal 2020.
Summary of Consolidated Statements of Operations (dollars in millions, except per share data):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
Net sales and other revenue	$71,887.0	100.0%	$69,690.4	100.0%	$62,455.1	100.0%
Cost of sales	51,164.6	71.2	49,275.9	70.7	44,860.9	71.8
Gross margin	20,722.4	28.8	20,414.5	29.3	17,594.2	28.2
Selling and administrative expenses	18,300.5	25.5	18,835.8	27.0	16,641.9	26.6
Gain on property dispositions and impairment losses, net	(15.0)	—	(38.8)	(0.1)	(484.8)	(0.7)
Operating income	2,436.9	3.3	1,617.5	2.4	1,437.1	2.3
Interest expense, net	481.9	0.7	538.2	0.8	698.0	1.1
Loss on debt extinguishment	3.7	—	85.3	0.1	111.4	0.2
Other (income) expense, net	(148.2)	(0.2)	(134.7)	(0.2)	28.5	—
Income before income taxes	2,099.5	2.8	1,128.7	1.7	599.2	1.0
Income tax expense	479.9	0.7	278.5	0.4	132.8	0.2
Net income	$1,619.6	2.1%	$850.2	1.3%	$466.4	0.8%

Basic net income per Class A common share	$2.73		$1.53		$0.80
Diluted net income per Class A common share	2.70		1.47		0.80

Net Sales and Other Revenue
Net sales and other revenue increased $2,196.6 million, or 3.2%, from $69,690.4 million in fiscal 2020 to $71,887.0 million in fiscal 2021. The primary increase in Net sales and other revenue in fiscal 2021 as compared to fiscal 2020 was driven by higher fuel sales and sales related to the stores acquired and opened since fiscal 2020, offset by our 0.1% decrease in identical sales, which was impacted by the significantly elevated demand at the onset of the COVID-19 pandemic in the first quarter of fiscal 2020. Our identical sales for fiscal 2021 was favorably impacted by retail price inflation and incremental pharmacy sales related to administering COVID-19 vaccines. The components of the change in Net sales and other revenue for fiscal 2021 were as follows (in millions):

Fiscal 2021
Net sales and other revenue for fiscal 2020	$69,690.4
Increase in fuel sales	1,511.0
Increase in sales due to new store openings, net of store closures	602.9
Identical sales decrease of 0.1%	(67.8)
Other, net	150.5
Net sales and other revenue for fiscal 2021	$71,887.0

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

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Identical sales, excluding fuel	(0.1)%	16.9%	2.1%

The following table represents Net sales and other revenue by product type (in millions):

	Fiscal 2021		Fiscal 2020
	Amount (1)	% of Total	Amount (1)(2)	% of Total
Non-perishables (3)	$36,486.7	50.8%	$37,520.0	53.8%
Fresh (4)	24,636.8	34.3%	23,674.5	34.0%
Pharmacy	5,823.3	8.1%	5,195.8	7.4%
Fuel	3,747.5	5.2%	2,236.5	3.2%
Other (5)	1,192.7	1.6%	1,063.6	1.6%
Total (6)	$71,887.0	100.0%	$69,690.4	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) In the fourth quarter of fiscal 2021, to better align with internal management reporting, the Company revised its presentation of sales revenue by product type, primarily to reclassify dairy sales from "Perishables" to "Non-perishables" and then titled its former "Perishables" product category "Fresh." Fiscal 2020 has been adjusted to reflect this presentation.
(3) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(4) Consists primarily of produce, meat, deli, floral and seafood.
(5) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Gross Margin

Gross margin represents the portion of Net sales and other revenue remaining after deducting the Cost of sales during the period, including purchase and distribution costs. These costs include, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related third-party delivery and handling costs. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.

Gross margin rate decreased 50 basis points to 28.8% in fiscal 2021 compared to 29.3% in fiscal 2020. Excluding the impact of fuel, gross margin rate increased five basis points. The increase in fiscal 2021 as compared to fiscal 2020 was primarily due to productivity initiatives, improved pharmacy margins related to administering COVID-19 vaccines and favorable product mix, offset by lower gross margin rates across certain product categories due to the rate impact of increased product costs and higher supply chain costs driven by the current inflationary environment predominantly experienced in the third and fourth quarters of fiscal 2021.

Selling and Administrative Expenses
Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased 150 basis points to 25.5% of Net sales and other revenue in fiscal 2021 from 27.0% in fiscal 2020. Excluding the impacts of fuel and the Combined Plan and UFCW National Fund withdrawals, Selling and administrative expenses as a percentage of Net sales and other revenue increased 35 basis points during fiscal 2021 compared to fiscal 2020. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue during fiscal 2021 compared to fiscal 2020 was primarily attributable to higher employee costs, depreciation and other expenses related to our investments in our digital and omnichannel capabilities and other strategic priorities. The increase in employee costs was the result of additional labor to support the increase in fresh sales, market-driven wage rate increases and higher equity-based compensation expense. These increases were partially offset by lower COVID-19 related costs and execution of productivity initiatives.

Gain on Property Dispositions and Impairment Losses, Net

For fiscal 2021, net gain on property dispositions and impairment losses was $15.0 million, primarily driven by $44.6 million of gains from the sale of assets, partially offset by $31.1 million of asset impairments, primarily related to right-of-use assets and intangible assets. For fiscal 2020, net gain on property dispositions and impairment losses was $38.8 million, primarily driven by $69.0 million of gains from the sale of assets, including the sale of a distribution center, partially offset by $30.2 million of asset impairments, primarily related to underperforming or closed stores and certain surplus properties.

Interest Expense, Net

Interest expense, net was $481.9 million in fiscal 2021 and $538.2 million in fiscal 2020. The decrease in Interest expense, net for fiscal 2021 compared to fiscal 2020 was primarily due to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate was 5.5% and 5.8% during fiscal 2021 and fiscal 2020, respectively, excluding amortization of debt discounts and deferred financing costs.

Loss on Debt Extinguishment
During fiscal 2021, we redeemed the remaining $200.0 million aggregate principal amount outstanding (the "2025 Redemption") of our 5.750% senior unsecured notes due September 2025 (the "2025 Notes"), using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest. The Company recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million redemption premium and a $0.8 million write-off of deferred financing costs.
During fiscal 2020, we completed the issuance of $750.0 million in aggregate principal amount of 3.250% senior unsecured notes due March 15, 2026, $750.0 million in aggregate principal amount of 3.500% senior unsecured notes due March 15, 2029 (the "2029 Notes) and $600.0 million in aggregate principal amount of additional 2029 Notes. The proceeds from these issuances along with cash on hand were used to fund various redemptions of senior unsecured notes. In connection with these redemptions, we incurred a loss on debt extinguishment of $85.3 million, comprised of $71.6 million of redemption premiums and $13.7 million of write-offs of debt discounts.
Other (Income) Expense, Net

For fiscal 2021, other income, net was $148.2 million primarily driven by non-service cost components of net pension and post-retirement expense, realized and unrealized gains from non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments. For fiscal 2020, other income, net was $134.7 million primarily driven by unrealized gains from non-operating investments, non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by recognized losses on interest rate swaps.

Income Taxes

Income tax expense was $479.9 million, representing a 22.9% effective tax rate, in fiscal 2021, and $278.5 million, representing a 24.7% effective tax rate, in fiscal 2020. The decrease in the effective tax rate was primarily driven by incremental discrete state income tax benefits related to statute expirations and audit settlements, as well as non-deductible transaction costs in fiscal 2020.

Net Income and Adjusted Net Income

Net income was $1,619.6 million or $2.70 per share during fiscal 2021 compared to $850.2 million or $1.47 per share during fiscal 2020. Adjusted net income was $1,781.0 million, or $3.07 per share, during fiscal 2021 compared to $1,891.4 million, or $3.24 per share, during fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA was $4,398.4 million, or 6.1% of Net sales and other revenue, during fiscal 2021 compared to $4,524.0 million, or 6.5% of Net sales and other revenue, during fiscal 2020.

Supplemental Two-Year Results - Fiscal 2021 Compared to Fiscal 2019

The following table provides a comparison of fiscal 2021 to fiscal 2019 for certain financial measures, including a compounded annual growth rate ("CAGR"), to demonstrate the two-year growth in the Company's business. The Company believes these supplemental comparisons provide meaningful and useful information to investors about the trends in its business relative to pre-COVID-19 pandemic periods.

Fiscal 2021 Supplemental Two-Year Results
Identical sales two-year stacked (1)	16.8%
Net income per Class A common share two-year CAGR	83.7%
Adjusted net income per Class A common share two-year CAGR	71.8%
Net income two-year CAGR	86.3%
Adjusted net income two-year CAGR	70.6%
Adjusted EBITDA two-year CAGR	24.6%
% of net sales and other revenue:
Gross margin (2)	Increased 60 basis points
Selling and administrative expenses (3)	Decreased 115 basis points
(1) Calculated as the sum of fiscal 2021 and fiscal 2020 identical sales, excluding fuel, of (0.1)% and 16.9%, respectively.
(2) Excluding fuel.
(3) Excluding fuel and the Combined Plan withdrawal.

Net Sales and Other Revenue

Net sales and other revenue was $71.9 billion during fiscal 2021 compared to $62.5 billion during fiscal 2019. The increase in sales compared to fiscal 2019 was primarily due to the 16.8% increase in two-year stacked identical sales, partially offset by the impact of the 53rd week in fiscal 2019.

Gross Margin

Gross margin rate increased to 28.8% during fiscal 2021 compared to 28.2% during fiscal 2019. Excluding the impact of fuel, gross margin rate increased by approximately 60 basis points compared to fiscal 2019, primarily driven by productivity initiatives, sales leverage and improved pharmacy margins related to administering COVID-19 vaccines, partially offset by an increase in product and supply chain costs and growth in digital sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 25.5% of net sales and other revenue during fiscal 2021 compared to 26.6% of net sales and other revenue for fiscal 2019. Excluding the impacts of fuel and the Combined Plan withdrawal, selling and administrative expenses as a percentage of net sales and other revenue decreased approximately 115 basis points primarily due to sales leverage and the execution of productivity initiatives, partially offset by increases in employee costs and other expenses related to the Company's investments in its digital and omnichannel capabilities and strategic priorities, as well as incremental COVID-19 expenses.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (dollars in millions, except per share data):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Numerator:

Net income	$1,619.6	$850.2	$466.4
Adjustments:
(Gain) loss on interest rate and commodity hedges, net (d)	(22.8)	16.9	50.6
Facility closures and transformation (1)(b)	56.6	58.0	18.3
Acquisition and integration costs (2)(b)	8.6	12.6	60.5
Equity-based compensation expense (b)	101.2	59.0	32.8
Gain on property dispositions and impairment losses, net (3)	(15.0)	(38.8)	(484.8)
LIFO expense (a)	115.2	58.7	18.4
Discretionary COVID-19 pandemic related costs (4)(b)	—	134.6	—
Government-mandated incremental COVID-19 pandemic related pay (5)(b)	57.9	1.8	—
Civil disruption related costs (6)(b)	—	13.0	—
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	23.8	3.7
Amortization of debt discount and deferred financing costs (c)	23.2	20.3	73.9
Loss on debt extinguishment	3.7	85.3	111.4
Amortization of intangible assets resulting from acquisitions (b)	48.5	55.8	273.6
Combined Plan and UFCW National Fund withdrawal (7)(b)	(106.3)	892.9	—
Miscellaneous adjustments (8)(f)	(63.4)	2.4	35.0
Tax impact of adjustments to Adjusted net income	(46.0)	(355.1)	(47.7)
Adjusted net income	$1,781.0	$1,891.4	$612.1

Denominator:

Weighted average Class A common shares outstanding - diluted	475.3	578.1	580.3
Adjustments:
Convertible Preferred Stock (9)	97.7	—	—
Restricted stock units and awards (10)	7.4	6.3	6.6
Adjusted weighted average Class A common shares outstanding – diluted	580.4	584.4	586.9

Adjusted net income per Class A common share - diluted	$3.07	$3.24	$1.04

Supplemental Two-Year CAGR:
Net income two-year CAGR	86.3%
Adjusted net income two-year CAGR	70.6%

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net income per Class A common share - diluted	$2.70	$1.47	$0.80
Convertible Preferred Stock (9)	0.13	—	—
Non-GAAP adjustments (11)	0.28	1.80	0.25
Restricted stock units and awards (10)	(0.04)	(0.03)	(0.01)
Adjusted net income per Class A common share - diluted	$3.07	$3.24	$1.04

Supplemental Two-Year CAGR:
Net income per Class A common share two-year CAGR	83.7%
Adjusted net income per Class A common share two-year CAGR	71.8%

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Adjusted net income (12)	$1,781.0	$1,891.4	$612.1
Tax impact of adjustments to Adjusted net income	46.0	355.1	47.7
Income tax expense	479.9	278.5	132.8
Amortization of debt discount and deferred financing costs (c)	(23.2)	(20.3)	(73.9)
Interest expense, net	481.9	538.2	698.0
Amortization of intangible assets resulting from acquisitions (b)	(48.5)	(55.8)	(273.6)
Depreciation and amortization (e)	1,681.3	1,536.9	1,691.3
Adjusted EBITDA (13)	$4,398.4	$4,524.0	$2,834.4

Supplemental Two-Year CAGR:
Adjusted EBITDA two-year CAGR	24.6%
(1) Includes costs related to closures of operating facilities and third-party consulting fees related to our strategic priorities and associated business transformation.
(2) Related to conversion activities and related costs associated with integrating acquired businesses. Also includes expenses related to management fees paid in prior fiscal years connection with acquisition and financing activities.
(3) Primarily due to gains related to sale leaseback transactions in the second quarter of fiscal 2019.
(4) Includes $44.7 million in bonus payments to front-line associates during the third quarter of fiscal 2020. Also includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(5) Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(6) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.
(7) Related to the Combined Plan during the fourth quarter of fiscal 2021 and the fourth quarter of fiscal 2020, and the withdrawal from the UFCW National Fund during the third quarter of fiscal 2020. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12" for more information.

(8) Miscellaneous adjustments include the following (see table below):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Non-cash lease-related adjustments	$9.7	$5.3	$21.2
Lease and lease-related costs for surplus and closed stores	27.5	46.0	21.5
Net realized and unrealized gain on non-operating investments	(57.8)	(85.1)	(1.1)
Certain legal and regulatory accruals and settlements, net	(31.0)	12.0	(22.2)
Other (i)	(11.8)	24.2	15.6
Total miscellaneous adjustments	$(63.4)	$2.4	$35.0
(i) Primarily includes adjustments for pension settlement gain, unconsolidated equity investments and certain contract terminations.
(9) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP.
(10) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.
(11) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(12) See the reconciliation of Net income to Adjusted net income above for further details.
(13) Fiscal 2019 includes an estimated $54 million of incremental Adjusted EBITDA due to the impact of the additional week in fiscal 2019.
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate and commodity hedges, net:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cost of sales	$(19.5)	$(2.6)	$2.7
Other (income) expense, net	(3.3)	19.5	47.9
Total (Gain) loss on interest rate and commodity hedges, net	$(22.8)	$16.9	$50.6

(e) Depreciation and amortization:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cost of sales	$164.7	$172.6	$171.5
Selling and administrative expenses	1,516.6	1,364.3	1,519.8
Total Depreciation and amortization	$1,681.3	$1,536.9	$1,691.3

(f) Miscellaneous adjustments:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Selling and administrative expenses	$(6.9)	$73.8	$21.0
Other (income) expense, net	(56.5)	(71.4)	14.0
Total Miscellaneous adjustments	$(63.4)	$2.4	$35.0

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash at the end of each period (in millions):

	February 26, 2022	February 27, 2021	February 29, 2020
Cash and cash equivalents and restricted cash at end of period	$2,952.6	$1,767.6	$478.9
Cash flows provided by operating activities	3,513.4	3,902.5	1,903.9
Cash flows used in investing activities	(1,538.9)	(1,572.0)	(378.5)
Cash flows used in financing activities	(789.5)	(1,041.8)	(2,014.2)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $3,513.4 million during fiscal 2021 compared to net cash provided by operating activities of $3,902.5 million during fiscal 2020. The decrease in cash flow from operating activities during fiscal 2021 compared to fiscal 2020 was due to the deferral of the employer-paid portion of social security taxes in fiscal 2020 and related partial payment of such deferral in fiscal 2021, increases in inventory purchases and lower Adjusted EBITDA. These decreases were partially offset by an increase in accounts payable from fiscal 2020, less cash paid for income taxes and interest, both the UFCW National Fund withdrawal payment and the UFCW & Employers Midwest Pension Fund settlement in fiscal 2020 and a decrease in contributions to our defined benefit pension plans and post-retirement benefit plans.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2021 was $1,538.9 million primarily due to payments for property, equipment and intangibles of $1,594.8 million, partially offset by proceeds from the sale of assets of $51.9 million. Payments for property, equipment and intangibles included the completion of 236 remodels, the opening of 10 new stores and continued investment in our digital and technology platforms.

Net cash used in investing activities during fiscal 2020 was $1,572.0 million primarily due to payments for property, equipment and intangibles of $1,643.2 million and the Kings and Balducci's acquisition of $97.9 million, partially offset by proceeds from the sale of assets of $161.6 million. Payments for property, equipment and intangibles included the completion of 409 remodels, the opening of nine new stores and continued investment in our digital and technology platforms.

In fiscal 2022, we expect capital expenditures to be in the range of $2.0 billion to $2.1 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $789.5 million in fiscal 2021 primarily consisting of payments on long-term debt and finance leases of $408.9 million and dividends paid on our Class A common stock and Convertible Preferred Stock. Payments on long-term debt principally consisted of the 2025 Redemption and the full payment on our Safeway 4.75% notes at maturity.

Net cash used in financing activities was $1,041.8 million in fiscal 2020 consisting of payments on long-term debt and finance leases of $4,526.6 million, partially offset by proceeds from the issuance of long-term debt of $4,094.0 million. Payments on long-term debt and proceeds from the issuance of long-term debt principally consisted of the $2,100 million issuance and subsequent $2,300 million redemption of Senior Unsecured Notes, the $2,000 million borrowing and subsequent repayment under the ABL Facility, the repurchase of outstanding Class A common stock, the issuance of the Convertible Preferred Stock and dividends paid on our Class A common stock and Convertible Preferred Stock.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7 and Note 9" for additional information.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, decreased $348.5 million to $7,965.1 million as of the end of fiscal 2021 compared to $8,313.6 million as of the end of fiscal 2020.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 26, 2022
Senior Unsecured Notes, Safeway Inc. Notes and New Albertson's L.P. Notes	$7,339.5
Finance lease obligations	579.4
Other financing obligations and mortgage notes payable	46.2
Total debt, including finance leases	$7,965.1
On November 1, 2021, we redeemed the remaining $200.0 million aggregate principal amount outstanding of our 2025 Notes, using cash on hand. The Company recorded a $3.7 million loss on debt extinguishment. We also repaid, using cash on hand, the remaining $130.0 million in aggregate principal amount of Safeway's 4.75% Notes due 2021 on their maturity date, December 1, 2021.

As of February 26, 2022, we had no borrowings outstanding under our ABL Facility and total availability of approximately $3,750.6 million (net of letter of credit usage). On December 20, 2021, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to December 20, 2026, reduce the unused line fee to 0.25% per annum and reduce the interest rate based on availability. The ABL Facility contains no financial maintenance covenants unless and until (a) excess availability is less than (i) 10% of the lesser of the aggregate commitments and the then-current borrowing base at any time or (ii) $250.0 million at any time or (b) an event of default is continuing. If any such event occurs, we must maintain a fixed charge coverage ratio of 1.0:1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.
During fiscal 2021 and fiscal 2020, there were no financial maintenance covenants in effect under the ABL Facility because the conditions listed above had not been met.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.

Dividends

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Cash dividends paid to holders of the Convertible Preferred Stock were $114.6 million and $66.0 million during fiscal 2021 and fiscal 2020, respectively. On March 15, 2022, we declared a quarterly cash dividend of $22.8 million to holders of Convertible Preferred Stock, which was paid on March 31, 2022.

In connection with the Initial Public Offering, we established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $207.4 million ($0.44 per common share) and $93.7 million ($0.20 per common share) during fiscal 2021 and fiscal 2020, respectively. On April 12, 2022, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2022 to stockholders of record as of the close of business on April 26, 2022.

Liquidity and Factors Affecting Liquidity

We estimate our liquidity needs over the next fiscal year to be approximately $6,000 million, which includes anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

The table below presents our material cash requirements as of February 26, 2022 (in millions) (1):

	Payments Due Per Year
	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt (2)	$7,484.6	$750.8	$17.8	$2,774.2	$3,941.8
Estimated interest on long-term debt (3)	2,202.2	367.7	682.4	644.0	508.1
Operating leases (4)	8,742.7	935.6	1,841.1	1,504.5	4,461.5
Finance leases (4)	844.6	114.3	221.2	162.0	347.1
Other obligations (5)	1,886.6	422.2	520.7	207.4	736.3
Purchase obligations (6)	601.6	168.0	247.8	102.2	83.6
Total contractual obligations	$21,762.3	$2,758.6	$3,531.0	$5,394.3	$10,078.4
(1) The cash requirements table excludes funding of pension and other postretirement benefit obligations, which totaled $29.8 million in fiscal 2021 and is expected to total approximately $21 million in fiscal 2022. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $523.7 million in fiscal 2021 and is expected to total approximately $550 million in fiscal 2022. This table also excludes the 6.75% annual dividend to holders of Convertible Preferred Stock, which currently totals approximately $73 million per year.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate as of February 26, 2022. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.

(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, as well as payment obligations related to the Combined Plan, the Excess Plan and the UFCW National Fund. The table excludes the unfunded pension and postretirement benefit obligation of $357.9 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 26, 2022, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

Multiemployer Pension Plans

We currently contribute to 27 multiemployer plans which provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose and the respective plan trustees are responsible for determining the level of benefits to be provided to participants, the management of the plan assets and plan administration. We continue to monitor any potential exposure to underfunded multiemployer plans for our associates who are beneficiaries of these plans. The underfunding of any of these plans to which we contribute are not our liability and though we are not obligated nor the guarantor for any of the underfunding, we have estimated, based on the ratio of our contributions to the total of all contributions to these plans, our allocable share of the underfunding (the amount by which the actuarial determined plan liabilities exceed the value of the plan assets) of these multiemployer plans to which we contribute to be approximately $4.9 billion.

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

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and potentially eligible for some level of relief under the special financial assistance program through the ARP Act. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of the $4.9 billion estimated underfunding. We expect the special financial assistance program under these regulations to provide the funding for these plans to remain solvent for at least the next 25 to 30 years and continue to provide benefits to our associates who are beneficiaries of these multiemployer plans. We will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $523.7 million, $524.0 million and $469.3 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and we expect to contribute approximately $550 million in fiscal 2022. Refer to "Part I—Item 1A. Risk Factors" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" for additional information.

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

In the ordinary course of business, we enter into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. We have also entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

Letters of Credit

We had letters of credit of $249.4 million outstanding as of February 26, 2022. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

NEW ACCOUNTING POLICIES

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 1" for new accounting pronouncements.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 1" for a discussion of our significant accounting policies.

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

Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $31.1 million, $30.2 million and $77.4 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Goodwill

As of February 26, 2022, our goodwill totaled $1,201.0 million, of which $917.3 million related to our acquisition of Safeway. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. We perform reviews of each of our reporting units that have goodwill balances. We review goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. We may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

Goodwill has been allocated to all of our reporting units, and none of our reporting units have a zero or negative carrying amount of net assets. As of February 26, 2022, there is one reporting unit with no goodwill. There are eleven reporting units with an aggregate goodwill balance of $1,201.0 million, of which we believe the fair value of each reporting unit was substantially in excess of its carrying value, which indicates a remote likelihood of a future impairment loss. However, the estimates of fair value can be significantly impacted by factors such as changes in current market conditions within each of the geographies that our reporting units operate, therefore future potential declines in market conditions or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of our reporting units and lead to future impairment charges.

The annual evaluation of goodwill performed for our reporting units during the fourth quarters of fiscal 2021, fiscal 2020 and fiscal 2019 did not result in impairment.

Income Taxes and Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements. Various taxing authorities periodically examine our income tax returns. These examinations include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating these various tax filing positions, including state and local taxes, we assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements. A number of years may elapse before an uncertain tax position is examined and fully resolved. As of February 26, 2022, we are no longer subject to federal income tax examinations for fiscal years prior to 2012 and in most states, we are no longer subject to state income tax examinations for fiscal years before 2012. Tax years 2012 through 2020 remain under examination. The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

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

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$750.8	$0.9	$16.9	$14.1	$2,760.1	$3,941.8	$7,484.6	$7,531.5
Weighted average interest rate (1)	3.50%	6.04%	4.61%	1.50%	4.98%	5.17%	4.92%
(1) Excludes debt discounts and deferred financing costs.

	Pay Fixed / Receive Variable
	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
Interest Rate Swaps
Average notional amount outstanding	$593.0	$49.0	$—	$—	$—	$—
Average pay rate	2.94%	2.94%	—%	—%	—%	—%
Average receive rate	1.44%	2.24%	—%	—%	—%	—%

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 26, 2022 and February 27, 2021, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the 52 weeks ended February 26, 2022, the 52 weeks ended February 27, 2021, and the 53 weeks ended February 29, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2022 and February 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 26, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Liabilities—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is self‑insured for workers' compensation automobile, property, and general liability. The self‑insurance liability is undiscounted and determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company’s liability. Self‑insurance liabilities as of February 26, 2022, were $1,171.1 million.

We identified the evaluation of the Company's self‑insurance liabilities as a critical audit matter because estimating the projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when performing audit procedures to evaluate whether self‑insurance liabilities were appropriately recorded as of February 26, 2022.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance liabilities included the following, among others:

We tested the effectiveness of controls over management's self‑insurance process, including controls over the review of the actuarial report and evaluation of the external actuarial expert’s qualifications, competency, and objectivity and evaluation of the underlying data sent to the external actuary.

We evaluated the methods and assumptions used by management to estimate the self‑insurance liability by:
•Reading the Company’s insurance policies and comparing the coverage and terms to the assumptions used by management.
•Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
•Involving actuarial specialists with specialized skills, industry knowledge, and relevant experience who assisted in:
–Comparing management's prior year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance liability.
–Developing an independent expectation of the self-insurance liabilities and comparing them to the amounts recorded by management.
–Evaluating the key assumptions and methodologies used by management to determine the liability.
–Evaluating the qualifications of the Company's actuaries by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 26, 2022

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the "financial statements") as of and for the year ended February 26, 2022, of the Company and our report dated April 26, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 26, 2022

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 26, 2022	February 27, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,902.0	$1,717.0
Receivables, net	560.6	550.9
Inventories, net	4,500.8	4,301.3
Prepaid assets	301.6	317.2
Other current assets	101.4	101.6
Total current assets	8,366.4	6,988.0

Property and equipment, net	9,349.6	9,412.7
Operating lease right-of-use assets	5,908.4	6,015.6
Intangible assets, net	2,285.0	2,108.8
Goodwill	1,201.0	1,183.3
Other assets	1,012.6	889.6
TOTAL ASSETS	$28,123.0	$26,598.0

LIABILITIES
Current liabilities
Accounts payable	$4,236.8	$3,487.3
Accrued salaries and wages	1,554.9	1,474.7
Current maturities of long-term debt and finance lease obligations	828.8	212.4
Current operating lease obligations	640.6	605.3
Current portion of self-insurance liability	333.3	321.4
Taxes other than income taxes	344.6	339.1
Other current liabilities	409.5	392.0
Total current liabilities	8,348.5	6,832.2

Long-term debt and finance lease obligations	7,136.3	8,101.2
Long-term operating lease obligations	5,419.9	5,548.0
Deferred income taxes	799.8	533.7
Long-term self-insurance liability	837.8	837.7
Other long-term liabilities	1,277.6	1,821.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 745,410 and 924,000 shares issued and outstanding as of February 26, 2022 and February 27, 2021, respectively	681.1	844.3
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, 653,776 and 826,000 shares issued and outstanding as of February 26, 2022 and February 27, 2021, respectively	597.4	754.8

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 26, 2022 February 27, 2021	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 587,904,283 and 585,574,666 shares issued as of February 26, 2022 and February 27, 2021, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 26, 2022 and February 27, 2021	—	—
Additional paid-in capital	2,032.2	1,898.9
Treasury stock, at cost, 99,640,065 shares held as of February 26, 2022 and 120,009,647 shares held as of February 27, 2021, respectively	(1,647.4)	(1,907.0)
Accumulated other comprehensive income	69.0	63.5
Retained earnings	2,564.9	1,263.0
Total stockholders' equity	3,024.6	1,324.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,123.0	$26,598.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
9.9

	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020
Net sales and other revenue	$71,887.0	$69,690.4	$62,455.1
Cost of sales	51,164.6	49,275.9	44,860.9
Gross margin	20,722.4	20,414.5	17,594.2

Selling and administrative expenses	18,300.5	18,835.8	16,641.9
Gain on property dispositions and impairment losses, net	(15.0)	(38.8)	(484.8)
Operating income	2,436.9	1,617.5	1,437.1

Interest expense, net	481.9	538.2	698.0
Loss on debt extinguishment	3.7	85.3	111.4
Other (income) expense, net	(148.2)	(134.7)	28.5
Income before income taxes	2,099.5	1,128.7	599.2

Income tax expense	479.9	278.5	132.8
Net income	$1,619.6	$850.2	$466.4

Other comprehensive income (loss), net of tax:
Recognition of pension gain (loss)	5.8	183.0	(210.5)
Other	(0.3)	(1.0)	0.7
Other comprehensive income (loss)	$5.5	$182.0	$(209.8)

Comprehensive income	$1,625.1	$1,032.2	$256.6

Net income per Class A common share:
Basic net income per Class A common share	$2.73	$1.53	$0.80
Diluted net income per Class A common share	2.70	1.47	0.80
Weighted average Class A common shares outstanding:
Basic	469.6	500.3	579.4
Diluted	475.3	578.1	580.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020
Cash flows from operating activities:
Net income	$1,619.6	$850.2	$466.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(15.0)	(38.8)	(484.8)
Depreciation and amortization	1,681.3	1,536.9	1,691.3
Operating lease right-of-use assets amortization	623.9	581.5	570.3
LIFO expense	115.2	58.7	18.4
Deferred income tax	219.0	(112.3)	(5.9)
Pension and post-retirement benefits income	(54.7)	(36.4)	(2.0)
Contributions to pension and post-retirement benefit plans	(29.8)	(60.0)	(11.0)
(Gain) loss on interest rate swaps and commodity hedges, net	(22.8)	16.9	50.6
Deferred financing costs	23.4	20.9	39.8
Loss on debt extinguishment	3.7	85.3	111.4
Equity-based compensation expense	101.2	59.0	32.8
Other operating activities	(77.0)	(143.0)	2.5
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	(22.4)	0.4	60.8
Inventories, net	(313.8)	9.2	(38.1)
Accounts payable, accrued salaries and wages and other accrued liabilities	679.5	787.4	85.3
Operating lease liabilities	(604.6)	(563.3)	(584.4)
Pension withdrawal liabilities	(131.0)	672.3	(62.3)
Self-insurance assets and liabilities	18.6	6.5	(4.0)
Other operating assets and liabilities	(300.9)	171.1	(33.2)
Net cash provided by operating activities	3,513.4	3,902.5	1,903.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(25.4)	(97.9)	—
Payments for property, equipment and intangibles, including lease buyouts	(1,606.5)	(1,630.2)	(1,475.1)
Proceeds from sale of assets	51.9	161.6	1,096.7
Other investing activities	41.1	(5.5)	(0.1)
Net cash used in investing activities	(1,538.9)	(1,572.0)	(378.5)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021	53 weeks ended February 29, 2020
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$4,094.0	$3,874.0
Payments on long-term borrowings	(330.9)	(4,446.7)	(5,676.6)
Payments of obligations under finance leases	(78.0)	(79.9)	(109.3)
Payment of redemption premium on debt extinguishment	(2.9)	(71.6)	—
Payments for debt financing costs	(11.0)	(21.9)	(53.2)
Dividends paid on common stock	(207.4)	(93.7)	—
Dividends paid on convertible preferred stock	(114.6)	(66.0)	—
Proceeds from convertible preferred stock	—	1,680.0	—
Third party issuance costs on convertible preferred stock	—	(80.9)	—
Treasury stock purchase, at cost	—	(1,881.2)	—
Employee tax withholding on vesting of restricted stock units	(29.4)	(14.1)	(18.8)
Other financing activities	(15.3)	(59.8)	(30.3)
Net cash used in financing activities	(789.5)	(1,041.8)	(2,014.2)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,185.0	1,288.7	(488.8)
Cash and cash equivalents and restricted cash at beginning of period	1,767.6	478.9	967.7
Cash and cash equivalents and restricted cash at end of period	$2,952.6	$1,767.6	$478.9

Reconciliation of capital investments:
Payments for property, equipment and intangibles, including payments for lease buyouts	$(1,606.5)	$(1,630.2)	$(1,475.1)
Lease buyouts	11.7	(13.0)	7.7
Total payments for capital investments, excluding lease buyouts	$(1,594.8)	$(1,643.2)	$(1,467.4)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$81.0	$38.8	$—
Purchases of property and equipment included in accounts payable	499.7	360.8	230.8
Interest and income taxes paid:
Interest paid, net of amount capitalized	480.3	574.3	718.5
Income taxes paid	240.9	366.2	228.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 23, 2019	579,443,146	$5.8	$1,811.2	3,671,621	$(25.8)	$91.3	$(431.8)	$1,450.7
Issuance of common stock to Company's parents	3,554,105	—	—	—	—	—	—	—
Equity-based compensation	—	—	32.8	—	—	—	—	32.8
Employee tax withholding on vesting of restricted stock units	—	—	(18.8)	—	—	—	—	(18.8)
Adoption of new accounting standards, net of tax	—	—	—	—	—	16.6	558.0	574.6
Net income	—	—	—	—	—	—	466.4	466.4
Other comprehensive loss, net of tax	—	—	—	—	—	(226.4)	—	(226.4)
Other activity	—	—	(0.9)	—	—	—	(0.3)	(1.2)
Balance as of February 29, 2020	582,997,251	5.8	1,824.3	3,671,621	(25.8)	(118.5)	592.3	2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	59.0	—	—	—	—	59.0
Shares issued and employee tax withholding on vesting of restricted stock units	1,264,556	0.1	(14.1)	—	—	—	—	(14.0)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Repurchase of common stock	—	—	—	116,338,026	(1,881.2)	—	—	(1,881.2)
Cash dividends declared on common stock ($0.20 per common share)	—	—	—	—	—	—	(93.7)	(93.7)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(86.0)	(86.0)
Net income	—	—	—	—	—	—	850.2	850.2
Other comprehensive income, net of tax	—	—	—	—	—	182.0	—	182.0
Other activity	—	—	(0.3)	—	—	—	0.2	(0.1)
Balance as of February 27, 2021	585,574,666	5.9	1,898.9	120,009,647	(1,907.0)	63.5	1,263.0	1,324.3
Equity-based compensation	—	—	101.2	—	—	—	—	101.2
Shares issued and employee tax withholding on vesting of restricted stock units	2,329,617	—	(29.4)	—	—	—	—	(29.4)
Convertible preferred stock conversions	—	—	61.0	(20,369,582)	259.6	—	—	320.6
Cash dividends declared on common stock ($0.44 per common share)	—	—	—	—	—	—	(207.4)	(207.4)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(109.4)	(109.4)
Net income	—	—	—	—	—	—	1,619.6	1,619.6
Other comprehensive income, net of tax	—	—	—	—	—	5.5	—	5.5
Other activity	—	—	0.5	—	—	—	(0.9)	(0.4)
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 26, 2022, operated 2,276 retail stores together with 402 associated fuel centers, 22 dedicated distribution centers, 20 manufacturing facilities and various digital platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States under 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

Basis of Presentation

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and accounts have been eliminated in consolidation for all periods presented. The Company's investments in unconsolidated affiliates are recorded using the equity method.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks. For the fiscal years ended February 26, 2022 and February 27, 2021 the fiscal years consisted of 52 weeks. For the fiscal year ended February 29, 2020, the fourth quarter consisted of 13 weeks, and the fiscal year consisted of 53 weeks.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $538.8 million and $525.3 million as of February 26, 2022 and February 27, 2021, respectively. The Company has significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and it does not anticipate incurring any losses, the Company cannot be assured that it will not experience losses on its cash and cash equivalents.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. As of both February 26, 2022 and February 27, 2021, the Company had $50.6 million of restricted cash.

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

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or net realizable value and net of vendor allowances.

As of February 26, 2022, and February 27, 2021, approximately 83.7% and 84.9%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $317.4 million and $202.2 million as of February 26, 2022 and February 27, 2021, respectively. During fiscal 2021, fiscal 2020 and fiscal 2019, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2021, fiscal 2020 and fiscal 2019 purchases. As a result, cost of sales decreased by $11.3 million, $11.8 million and $12.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Cost for the remaining inventories, which consists primarily of perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

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

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 26, 2022 and February 27, 2021, the Company had capitalized implementation costs of $186.4 million and $107.0 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for the implementation costs was $38.3 million, $15.2 million and $0.6 million for fiscal 2021, fiscal 2020 and fiscal 2019 respectively, and is included within Selling and administrative expenses.

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in fiscal 2021, the Company determined that there was no goodwill impairment.

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

Equity method investments: Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. As of February 26, 2022 and February 27, 2021, the Company has equity method investments of $247.9 million and $182.0 million, respectively, included in Other assets. Equity in earnings from unconsolidated affiliates was $63.5 million, $59.2 million and $1.5 million for fiscal 2021, fiscal 2020 and fiscal 2019 respectively, and is included in Other (income) expense, net.

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

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other (income) expense, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other (income) expense, net. As of February 26, 2022 and February 27, 2021, the Company has other investments of $118.6 million and $152.8 million, respectively, included in Other assets. Net realized and unrealized gains were $15.5 million, $43.0 million and $11.5 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 26, 2022 and February 27, 2021, the cash surrender values of the policies were $139.7 million and $148.3 million, and the balances of the policy loans were $82.6 million and $89.9 million, respectively. The net balance of the COLI policies is included in Other assets.

Derivatives: The Company has entered into several pay fixed, receive variable interest rate swap contracts ("Swaps") to manage its exposure to changes in interest rates. Swaps are recognized in the Consolidated Balance

Sheets at fair value. The Swaps are not designated as cash flow hedges, and as a result, all changes in fair value are recorded in current period earnings, rather than through other comprehensive income (loss).

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

The Company has reinsurance receivables of $20.5 million and $24.6 million recorded within Receivables, net and $44.5 million and $47.0 million recorded within Other assets as of February 26, 2022 and February 27, 2021, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 26, 2022	February 27, 2021
Beginning balance	$1,159.1	$1,147.4
Expense, net of actuarial adjustments	310.5	285.6
Claim payments	(298.5)	(273.9)
Ending balance	1,171.1	1,159.1
Less current portion	(333.3)	(321.4)
Long-term portion	$837.8	$837.7

Benefit plans and Multiemployer plans: Substantially all of the Company's employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans, in addition to sponsored defined benefit plans. Certain employees participate in a long-term retention incentive bonus plan. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $247.5 million and $262.5 million as of February 26, 2022 and February 27, 2021, respectively. For digital related sales, which include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2021 and fiscal 2020.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $104.3 million and $98.1 million as of February 26, 2022 and February 27, 2021, respectively.

Disaggregated Revenues

The following table represents sales revenue by product type (in millions):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Amount (1)	% of Total	Amount (1)(2)	% of Total	Amount (1)(2)	% of Total
Non-perishables (3)	$36,486.7	50.8%	$37,520.0	53.8%	$31,897.2	51.1%
Fresh (4)	24,636.8	34.3%	23,674.5	34.0%	20,885.8	33.4%
Pharmacy	5,823.3	8.1%	5,195.8	7.4%	5,236.8	8.4%
Fuel	3,747.5	5.2%	2,236.5	3.2%	3,430.4	5.5%
Other (5)	1,192.7	1.6%	1,063.6	1.6%	1,004.9	1.6%
Total (6)	$71,887.0	100.0%	$69,690.4	100.0%	$62,455.1	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) In the fourth quarter of fiscal 2021, to better align with internal management reporting, the Company revised its presentation of sales revenue by product type, primarily to reclassify dairy sales from "Perishables" to "Non-perishables" and then titled its former "Perishables" product category "Fresh." Fiscal 2020 and fiscal 2019 have been adjusted to reflect this presentation.

(3) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(4) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(5) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.
(6) Fiscal 2019 includes approximately $1.1 billion of incremental Net sales and other revenue due to the additional 53rd week.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related third-party delivery and handling costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $54.1 million and $57.9 million as of February 26, 2022 and February 27, 2021, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $440.5 million, $385.1 million and $405.6 million, net of cooperative advertising allowances of $72.9 million, $72.7 million and $91.9 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Selling and administrative expenses: Selling and administrative expenses consist primarily of store and corporate employee-related costs such as salaries and wages, health and welfare, workers' compensation and pension benefits, as well as marketing and merchandising, rent, occupancy and operating costs, amortization of intangibles and other administrative costs.

Income taxes: The Company's income before taxes is primarily from domestic operations. Deferred taxes are provided for the net tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company reviews tax positions taken or expected to be taken on tax returns to determine whether and to what extent a tax benefit can be recognized. The Company evaluates its positions taken and establishes liabilities in accordance with the applicable accounting guidance for uncertain tax positions. The Company reviews these liabilities as facts and circumstances change and adjusts accordingly. The Company recognizes any interest and penalties associated with uncertain tax positions as a component of Income tax expense. U.S. shareholders of a controlled foreign corporation are required to provide U.S. taxes on its share of global intangible low-taxed income ("GILTI"). The current and deferred tax impact of GILTI is not material to the Company. Accordingly, the Company will report the tax impact of GILTI as a period cost and not provide deferred taxes for the basis difference that would be expected to reverse as GILTI.

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

Recently issued accounting standards: In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. The Company currently does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures, but evaluation is continuing.

NOTE 2 - ACQUISITIONS

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 26, 2022	February 27, 2021
Land	$2,124.0	$2,096.8
Buildings	5,211.3	4,880.6
Property under construction	661.0	938.9
Leasehold improvements	2,176.1	1,887.1
Fixtures and equipment	7,542.0	6,630.5
Property and equipment under finance leases	750.0	755.0
Total property and equipment	18,464.4	17,188.9

Accumulated depreciation and amortization	(9,114.8)	(7,776.2)
Total property and equipment, net	$9,349.6	$9,412.7

Depreciation expense was $1,392.0 million, $1,297.7 million and $1,244.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Amortization expense related to finance lease assets was $63.8 million, $67.4 million and $90.2 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Fixed asset impairment losses of $2.6 million, $8.0 million and $21.8 million were recorded as a component of Gain on property dispositions and impairment losses, net in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The impairment losses primarily relate to assets in underperforming stores, certain surplus properties and fiscal 2019 also includes certain leasehold interests and equipment related to the Plated meal kit subscription and delivery business.

NOTE 4 - INTANGIBLE ASSETS

The Company's Intangible assets, net consisted of the following (in millions):

		February 26, 2022			February 27, 2021
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,935.8	$(361.9)	$1,573.9	$1,941.7	$(312.5)	$1,629.2
Customer prescription files	5	1,430.8	(1,375.8)	55.0	1,511.3	(1,458.6)	52.7
Internally developed software	3 to 5	1,126.3	(564.3)	562.0	777.5	(441.1)	336.4
Other intangible assets (1)	3 to 6	58.2	(52.1)	6.1	52.3	(48.8)	3.5
Total finite-lived intangible assets		4,551.1	(2,354.1)	2,197.0	4,282.8	(2,261.0)	2,021.8
Liquor licenses and restricted covenants	Indefinite	88.0	—	88.0	87.0	—	87.0
Total intangible assets, net		$4,639.1	$(2,354.1)	$2,285.0	$4,369.8	$(2,261.0)	$2,108.8
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $187.2 million, $156.6 million and $355.8 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2022	$244.7
2023	216.2
2024	171.5
2025	124.8
2026	60.1
Thereafter	1,379.7
Total	$2,197.0

In fiscal 2021 and fiscal 2019 there were $12.3 million and $34.1 million of intangible asset impairment losses, respectively, recorded as a component of Gain on property dispositions and impairment losses, net. There were no intangible asset impairment losses in fiscal 2020. The fiscal 2019 impairment loss was driven by the continued under performance of the Plated meal kit subscription and delivery operations and primarily relates to the Plated tradename, and to a lesser extent, certain other Plated intangible assets. The fair value was determined using an income approach which included a relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rate, royalty rate, discount rate and estimated tax rate.

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

The following table presents assets and liabilities which are measured at fair value on a recurring basis as of February 26, 2022 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$14.4	$4.9	$9.5	$—
Non-current investments (2)	114.7	10.9	103.8	—
Derivative contracts (3)	18.6	—	18.6	—
Total	$147.7	$15.8	$131.9	$—

Liabilities:
Derivative contracts (4)	$10.4	$—	$10.4	$—
Total	$10.4	$—	$10.4	$—
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
(1) Primarily relates to Mutual Funds and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 26, 2022, the fair value of total debt was $7,531.5 million compared to a carrying value of $7,484.6 million, excluding debt discounts and deferred financing costs. As of February 27, 2021, the fair value of total debt was $8,150.7 million compared to the carrying value of $7,815.5 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment losses of $31.1 million, $30.2 million and $77.4 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of all Swaps as of February 26, 2022 and February 27, 2021, were $593.0 million and $1,653.0 million, respectively, of which none were designated as cash flow hedges as defined by GAAP.

On February 5, 2020, the Company repaid in full its term loans using cash on hand and proceeds from the issuance of new notes (as further discussed in Note 7 - Long-term debt and finance lease obligations). Consequently, the Company discontinued cash flow hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on the then existing variable rate term loans. In accordance with hedge accounting guidance, the net unrealized loss of $37.1 million, associated with the discontinued hedging relationship, recorded within Accumulated other comprehensive income (loss), was reclassified into Other (income) expense, net in fiscal 2019 in the Consolidated Statements of Operations and Comprehensive Income.

Activity related to the Swaps consisted of the following (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019	Location of gain (loss) recognized from derivatives
Gain (loss) on undesignated portion of interest rate swaps	$3.3	$(19.5)	$(47.9)	Other (income) expense, net
Loss on designated portion of interest rate swaps	$—	$—	$(3.4)	Other comprehensive income (loss), net of tax

NOTE 7 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt as of February 26, 2022 and February 27, 2021, net of debt discounts of $41.4 million and $44.8 million, respectively, and deferred financing costs of $57.5 million and $69.8 million, respectively, consisted of the following (in millions):

	February 26, 2022	February 27, 2021
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,492.5	$6,680.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.4	504.3
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	472.6	469.1
Other financing obligations	29.1	29.4
Mortgage notes payable, secured	17.1	17.6
Finance lease obligations (see Note 8)	579.4	612.7
Total debt	7,965.1	8,313.6
Less current maturities	(828.8)	(212.4)
Long-term portion	$7,136.3	$8,101.2

As of February 26, 2022, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2022	$750.8
2023	0.9
2024	16.9
2025	14.1
2026	2,760.1
Thereafter	3,941.8
Total	$7,484.6

The Company's asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have, restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility and the

Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Senior Unsecured Notes of up to the greater of $1.0 billion or 4.0% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 26, 2022.
ABL Facility

At both February 26, 2022 and February 27, 2021, there were no borrowings outstanding under the Company's ABL Facility, and letters of credit issued under the LOC sub-facility were $249.4 million and $354.6 million, respectively. On December 20, 2021, the Company's existing ABL Facility, which provides for a $4,000.0 million senior secured revolving credit facility, was amended and restated to, among other things, extend the maturity date of the facility to December 20, 2026 and reduce the unused fee to 0.25%. The new ABL Facility has an interest rate of LIBOR plus a margin ranging from 1.25% to 1.50% and also provides for a letters of credit ("LOC") sub-facility of $1,500.0 million. As part of the amendment, the Company capitalized $11.0 million of deferred financing costs, recorded within Other assets in the Consolidated Balance Sheets, and wrote-off $3.5 million of unamortized deferred financing costs to interest expense in the Consolidated Statements of Operations and Comprehensive Income.

On March 12, 2020, the Company provided notice to the lenders to borrow $2,000.0 million under the Company's ABL Facility as a precautionary measure in order to increase its cash position and preserve flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid the $2,000.0 million in full on June 19, 2020.

The ABL Facility is guaranteed by the Company's existing and future direct and indirect wholly owned domestic subsidiaries that are not borrowers, subject to certain exceptions. The ABL Facility is secured by, subject to certain exceptions, (i) a first-priority lien on substantially all of the ABL Facility priority collateral and (ii) a first-priority lien on substantially all other assets (other than real property). The ABL Facility contains no financial covenant unless and until (a) excess availability is less than (i) 10.0% of the lesser of the aggregate commitments and the then-current borrowing base at any time or is (ii) $250.0 million at any time or (b) an event of default is continuing. If any of such events occur, the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 from the date such triggering event occurs until such event of default is cured or waived and/or the 30th day that all such triggers under clause (a) no longer exist.

Senior Unsecured Notes

Fiscal 2019

On August 15, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 5.875% senior unsecured notes due February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the 2028 Notes were used to partially fund the fiscal 2019 term loan repayment (see Albertsons Term Loans below).

On November 22, 2019, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 4.625% senior unsecured notes due January 15, 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2020. Proceeds from the 2027 Notes were used to partially fund the fiscal 2019 term loan repayment (see Albertsons Term Loans below).

On February 5, 2020, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of new 3.50% senior unsecured notes due February 15, 2023 (the "2023 Notes"), $600.0 million in aggregate principal amount of additional 2027 Notes (the "Additional 2027 Notes") and $1,000.0 million in aggregate principal amount of new 4.875% senior unsecured notes due February 15, 2030 (the "2030 Notes" and together with the 2023 Notes and Additional 2027 Notes, the "February Notes"). The Additional 2027 Notes were issued as "additional securities" under the indenture governing the outstanding 2027 Notes. The Additional 2027 Notes are expected to be treated as a single class with the outstanding 2027 Notes for all purposes and have the same terms as those of the outstanding 2027 Notes. Interest on the 2023 Notes and 2030 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The proceeds received from the issuance of the February Notes, together with approximately $18 million of cash on hand, were used to (i) to partially fund the fiscal 2019 term loan repayment (see Albertsons Term Loans below) and (ii) pay fees and expenses related to the fiscal 2019 term loan repayment and the issuance of the February Notes.

Fiscal 2020

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

Fiscal 2021
On November 1, 2021, the Company redeemed the remaining $200.0 million aggregate principal amount outstanding of its 2025 Notes (the "2025 Redemption"), which were redeemed using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest. The Company recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million redemption premium and a $0.8 million write-off of deferred financing costs.
The 2023 Notes, the $600.0 million in aggregate principal amount of 7.5% senior unsecured notes due March 15, 2026 (the "2026 Notes"), the New 2026 Notes, the 2027 Notes, the Additional 2027 Notes, the 2028 Notes, the 2029 Notes, the Additional 2029 Notes and the 2030 Notes have not been and will not be registered with the SEC. Each of these notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s subsidiaries that are not issuers under the indenture governing such notes.
The Company, an issuer and direct or indirect parent of each of the other issuers of the 2023 Notes, the 2026 Notes, the New 2026 Notes, the 2027 Notes, the Additional 2027 Notes, the 2028 Notes, the 2029 Notes, the Additional 2029 Notes and the 2030 Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers, or guarantors, as applicable, of the 2023 Notes, the 2026 Notes, the New 2026 Notes, the 2027 Notes, the Additional 2027 Notes, the 2028 Notes, the 2029 Notes, the Additional 2029 Notes and the 2030 Notes are minor, individually and in the aggregate.

Safeway Notes

On May 24, 2019, the Company completed a cash tender offer and early redemption of Safeway notes with a par value of $34.1 million and a book value of $33.3 million for $32.6 million, plus accrued and unpaid interest of $0.7 million (the "Safeway Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the Safeway Tender of $0.5 million.

The Company repaid the remaining $136.8 million in aggregate principal amount of Safeway's 3.95% Notes due 2020 on their maturity date, August 15, 2020. The Company also repaid the remaining $130.0 million in aggregate principal amount of Safeway's 4.75% Notes due 2021 on their maturity date, December 1, 2021.

NALP Notes

On May 24, 2019, the Company completed a cash tender offer and early redemption of New Albertsons L.P.'s ("NALP") Notes with a par value of $402.9 million and a book value of $363.7 million for $382.7 million, plus accrued and unpaid interest of $8.2 million (the "NALP Notes Tender"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Tender of $19.1 million.

Also during fiscal 2019, the Company repurchased NALP Notes on the open market with an aggregate par value of $553.9 million and a book value of $502.0 million for $547.5 million plus accrued and unpaid interest of $11.3 million (the "NALP Notes Repurchase"). Including related fees, the Company recognized a loss on debt extinguishment related to the NALP Notes Repurchase of $46.2 million.

Albertsons Term Loans

Through a series of repayments and refinancing transactions during fiscal 2019, the Company repaid $4,662.9 million of aggregate principal amount under its term loan facilities, which effectively represented the full repayment of the entire outstanding term loan balance, along with accrued and unpaid interest and fees and expenses. In connection with these repayments and refinancing transactions, the Company used approximately $864 million of cash on hand and proceeds from the issuance of the 2027 Notes, the 2028 Notes and the February Notes. In connection with the repayments and refinancing transactions, the Company wrote-off $15.2 million of deferred financing costs and $29.9 million of original issue discount which was included as a component in Loss on debt extinguishment, and expensed $20.6 million of deferred financing costs and $27.6 million of original issue discount which was included as a component of Interest expense, net.

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing, except for ABL Facility financing, are recognized as a direct reduction from the carrying amount of the debt liability and are amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the ABL Facility term using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $25.0 million and $25.9 million as of February 26, 2022 and February 27, 2021, respectively.

Interest expense, net consisted of the following (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
ABL Facility, senior secured and unsecured notes, term loans and debentures	$400.0	$463.4	$565.3
Finance lease obligations	61.6	70.5	79.8
Amortization of deferred financing costs (1)	23.4	20.9	39.8
Amortization of debt (premiums) discounts, net	(0.2)	(0.6)	34.1
Other interest income	(2.9)	(16.0)	(21.0)
Interest expense, net	$481.9	$538.2	$698.0
(1) Fiscal 2021 amortization of deferred financing costs includes $3.5 million of deferred financing costs expensed in connection with the ABL amendment. Fiscal 2019 amortization of deferred financing costs included $20.6 million of deferred financing costs expensed in connection with the term loan amendment and repayments.

NOTE 8 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,046.9	$1,016.2	$1,011.6
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	63.8	67.4	90.4
Interest on lease liabilities	Interest expense, net	61.6	70.5	79.8
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	428.6	423.8	402.9
Sublease income	Net sales and other revenue	(84.3)	(91.3)	(111.8)
Total lease cost, net		$1,516.6	$1,486.6	$1,472.9
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 26, 2022 and February 27, 2021 consisted of the following (in millions):

	Classification	February 26, 2022	February 27, 2021
Assets
Operating	Operating lease right-of-use assets	$5,908.4	$6,015.6
Finance	Property and equipment, net	373.4	384.9
Total lease assets		$6,281.8	$6,400.5

Liabilities
Current
Operating	Current operating lease obligations	$640.6	$605.3
Finance	Current maturities of long-term debt and finance lease obligations	78.0	81.5
Long-term
Operating	Long-term operating lease obligations	5,419.9	5,548.0
Finance	Long-term debt and finance lease obligations	501.4	531.2
Total lease liabilities		$6,639.9	$6,766.0

The following table presents cash flow information for leases (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,001.6	$973.7	$995.8
Operating cash flows from finance leases	61.6	70.5	79.8
Financing cash flows from finance leases	78.0	79.9	109.3
Right-of-use assets obtained in exchange for operating lease obligations	606.2	763.1	1,195.2
Right-of-use assets obtained in exchange for finance lease obligations	75.4	35.8	—
Gains on sale leaseback transactions, net	—	—	487.1
Impairment of right-of-use operating lease assets	14.7	15.9	15.4
Impairment of right-of-use finance lease assets	1.5	6.3	6.1

The following table presents the weighted average lease term and discount rate for leases:

	February 26, 2022	February 27, 2021
Weighted average remaining lease term - operating leases	11.1 years	11.7 years
Weighted average remaining lease term - finance leases	9.0 years	8.8 years
Weighted average discount rate - operating leases	6.5%	6.7%
Weighted average discount rate - finance leases	11.2%	12.3%

Future minimum lease payments for operating and finance lease obligations as of February 26, 2022 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2022	$935.6	$114.3
2023	962.3	118.8
2024	878.8	102.4
2025	791.6	89.1
2026	712.9	72.9
Thereafter	4,461.5	347.1
Total future minimum obligations	8,742.7	844.6
Less interest	(2,682.2)	(265.2)
Present value of net future minimum lease obligations	6,060.5	579.4
Less current portion	(640.6)	(78.0)
Long-term obligations	$5,419.9	$501.4

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 26, 2022 was $239.7 million.

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

NOTE 9 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock" and together with the Class A common stock, the "Common Stock"). As of February 26, 2022, there were 587,904,283 and 488,264,218 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 27, 2021, there were 585,574,666 and 465,565,019 shares of Class A common stock issued and outstanding, respectively. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

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

The Company has established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Class A common stock. The Company paid cash dividends on its Class A common stock of $207.4 million and $93.7 million during fiscal 2021 and fiscal 2020, respectively. On April 12, 2022, the Company announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2022 to stockholders of record as of the close of business on April 26, 2022. Future dividends will be made at the discretion of the Company's board of directors and will depend on, among other things, general and economic conditions, industry standards, the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of the Company's indebtedness, including the ABL Facility and Senior Unsecured Notes, capital requirements, regulations and contractual, legal, tax and regulatory restrictions, and such other factors as the Company's board of directors may deem relevant.

Initial Public Offering

The Company's Class A common stock began trading on the New York Stock Exchange on June 26, 2020 under the symbol "ACI" and on June 30, 2020, certain selling stockholders completed the sale of a total of 50,000,000 shares of Class A common stock at an initial price to the public of $16.00 per share. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders in the Initial Public Offering ("IPO").

Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of convertible preferred stock, par value $0.01 per share, of which 1,750,000 shares were designated Series A convertible preferred stock ("Series A preferred stock") and 1,410,000 shares were designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1,680.0 million from the sale and issuance of the Convertible Preferred Stock which has an aggregate liquidation preference of $1,750.0 million. The Convertible Preferred Stock is presented outside of permanent equity at its original issuance price less costs incurred, due to it being contingently redeemable, as described below.

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

During the fourth quarter of fiscal 2021, certain holders of the Company's Convertible Preferred Stock converted 350,813 shares of Convertible Preferred Stock into 20,369,582 shares of the Company's Class A common stock, which were issued from treasury stock. See Treasury Stock below and the Consolidated Statements of Stockholders' Equity for additional information. There were 1,399,186 and 1,750,000 shares of Convertible Preferred Stock outstanding as of February 26, 2022 and February 27, 2021, respectively. Subsequent to the end of fiscal 2021, through April 19, 2022, certain holders of the Company's Convertible Preferred Stock converted approximately 312,640 shares of Convertible Preferred Stock into 18,153,134 shares of the Company's Class A common stock. As a result, the Company has issued, in the aggregate, 38,522,716 shares of Class A common stock to holders of Convertible Preferred Stock related to these non-cash conversions, representing approximately 38% of the originally issued Convertible Preferred Stock.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. The Company paid cash dividends to holders of the Convertible Preferred Stock of $114.6 million and $66.0 million during fiscal 2021 and fiscal 2020, respectively. On March 15, 2022, the Company declared a quarterly cash dividend of $22.8 million to holders of Convertible Preferred Stock, which was paid on March 31, 2022.

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

Treasury Stock

On June 9, 2020, the Company used $1,680.0 million, an amount equal to the proceeds from the sale and issuance of the Company's Convertible Preferred Stock, to repurchase 101,611,736 shares of Class A common stock from the Company's parents (the "June 2020 Repurchase"). The proceeds received by the Company's parents from the June 2020 Repurchase were distributed to their members, which include the Company's sponsors and current and former members of management.

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

During the fourth quarter of fiscal 2021, the Company reissued 20,369,582 shares of treasury stock, at cost, upon conversion of approximately 350,813 shares of Convertible Preferred Stock into Class A common stock, as discussed above. Shares of treasury stock are reissued based on specific identification.

NOTE 10 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"). Under the Restricted Stock Unit Plan, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards. As of February 26, 2022, 37.7 million shares of Class A common stock remained available for future awards.

Under the Restricted Stock Unit Plan, the Company recognizes equity-based compensation expense for RSUs and RSAs granted to employees and non-employee directors. Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs and RSAs granted in fiscal 2021, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's actual performance for fiscal 2021 relative to the fiscal 2021 performance target.

Equity-based compensation expense recognized in the Consolidated Statements of Operations, net of forfeitures, was as follows (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
RSUs	$93.2	$53.5	$28.9
RSAs	8.0	5.5	3.9
Total equity-based compensation expense	$101.2	$59.0	$32.8
Total related tax benefit	$23.9	$13.7	$7.5

During fiscal 2021, the Company issued 4.8 million RSUs to its employees and directors, of which 3.5 million shares were granted for accounting purposes. The 3.5 million issued and granted awards consist of 2.9 million RSUs that have solely time-based vesting and 0.6 million performance-based RSUs that were granted upon the establishment of the fiscal 2021 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 2.2 million previously issued performance-based RSUs and RSAs were granted in fiscal 2021 upon the establishment of the fiscal 2021 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. The 5.7 million RSUs and RSAs granted in fiscal 2021 have an aggregate grant date value of $113.2 million. The aggregate grant date value of RSUs and RSAs granted was $94.5 million and $20.0 million in fiscal 2020 and fiscal 2019, respectively.

The following summarizes the activity of RSUs and RSAs during fiscal 2021:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 27, 2021	6.0	$11.95	2.2	$14.39
Granted	2.9	21.33	2.8	17.95
Vested	(3.8)	12.68	(0.5)	17.59
Forfeited or cancelled	(0.3)	13.72	—	—
Unvested, February 26, 2022	4.8	$16.98	4.5	$16.26

During fiscal 2021, fiscal 2020 and fiscal 2019, the aggregate fair value of RSUs and RSAs that vested was $120.9 million, $54.3 million and $29.3 million, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 26, 2022, the Company had $94.4 million of unrecognized compensation cost related to 8.3 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.7 years. As of

February 26, 2022, the Company had $3.6 million of unrecognized costs related to 1.0 million unvested granted RSAs. That cost is expected to be recognized over a weighted average period of 2.2 years.

Upon the establishment of the annual performance target for fiscal 2022 and fiscal 2023, the remaining 1.6 million issued performance-based RSUs and 0.3 million performance-based RSAs will be granted for accounting purposes, as applicable.

NOTE 11 - INCOME TAXES

The components of income tax expense consisted of the following (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current
Federal (1)	$211.1	$307.0	$87.2
State (2)	49.2	84.5	49.2
Foreign	0.6	(0.7)	2.3
Total Current	260.9	390.8	138.7

Deferred
Federal	198.3	(92.5)	(14.1)
State	12.4	(27.3)	(1.1)
Foreign	8.3	7.5	9.3
Total Deferred	219.0	(112.3)	(5.9)
Income tax expense	$479.9	$278.5	$132.8
(1) Federal current tax expense net of $0.5 million, $5.7 million and $66.8 million tax benefit of net operating losses ("NOL") in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
(2) State current tax expense net of $16.7 million and $22.6 million tax benefit of NOLs in fiscal 2020 and fiscal 2019, respectively. There was no tax benefit of NOLs in fiscal 2021.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21% to Income before income taxes was attributable to the following (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income tax expense at federal statutory rate	$440.9	$237.0	$125.8
State income taxes, net of federal benefit	100.7	58.0	32.3
Change in valuation allowance	(2.5)	(0.5)	(7.2)
Unrecognized tax benefits	(33.9)	8.6	7.7
Charitable donations	(6.1)	(8.2)	(6.9)
Tax Credits	(20.3)	(23.3)	(23.5)
Other	1.1	6.9	4.6
Income tax expense	$479.9	$278.5	$132.8

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 26, 2022	February 27, 2021
Deferred tax assets:
Compensation and benefits	$229.5	$275.0
Net operating loss	107.0	118.4
Pension & postretirement benefits	280.2	333.1
Self-Insurance	275.3	271.0
Tax credits	30.7	39.0
Lease obligations	1,740.7	1,785.7
Other	97.4	96.2
Gross deferred tax assets	2,760.8	2,918.4
Less: valuation allowance	(113.6)	(130.4)
Total deferred tax assets	2,647.2	2,788.0

Deferred tax liabilities:
Depreciation and amortization	1,348.3	1,233.7
Inventories	361.8	335.9
Operating lease assets	1,530.1	1,570.4
Other	206.8	181.7
Total deferred tax liabilities	3,447.0	3,321.7

Net deferred tax liability	$(799.8)	$(533.7)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(799.8)	(533.7)
Total	$(799.8)	$(533.7)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 26, 2022	February 27, 2021	February 29, 2020
Beginning balance	$130.4	$135.1	$139.5
Additions charged to income tax expense	2.1	2.7	3.5
Reductions credited to income tax expense	(4.6)	(3.2)	(10.7)
Changes to other comprehensive income or loss and other	(14.3)	(4.2)	2.8
Ending balance	$113.6	$130.4	$135.1

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 26, 2022, a valuation allowance of $113.6 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $21.2 million and $1,397.5 million, respectively, which will begin to expire in 2022 and continue through the fiscal year ending February 2042. As of February 26, 2022, the Company had $30.7 million of state credit carryforwards, the majority of which will expire in 2023. The Company had no federal credit carryforwards as of February 26, 2022.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Beginning balance	$368.8	$373.8	$376.2
Increase related to tax positions taken in the current year	1.2	1.5	0.9
Increase related to tax positions taken in prior years	0.3	1.8	3.0
Decrease related to tax position taken in prior years	(0.1)	(1.1)	(2.2)
Decrease related to settlements with taxing authorities	(72.9)	(3.7)	(4.1)
Decrease related to lapse of statute of limitations	(21.3)	(3.5)	—
Ending balance	$276.0	$368.8	$373.8

Included in the balance of unrecognized tax benefits as of February 26, 2022, February 27, 2021 and February 29, 2020 are tax positions of $202.6 million, $277.4 million and $268.2 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $202.6 million that could impact tax expense, the Company has recorded $7.2 million of indemnification assets that would offset any future recognition. As of February 26, 2022, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2012 and in most states, is no longer subject to state income tax examinations for fiscal years before 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized expense related to interest and penalties, net of settlement adjustments, of $3.0 million, $8.2 million and $9.6 million, respectively.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $186.2 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company's Consolidated Financial Statements. Specifically, as it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The $213.3 million deferred as of February 26, 2022 was recorded in Accrued salaries and wages, and the $426.6 million deferred as of February 27, 2021 was recorded in Accrued salaries and wages and Other long-term liabilities.

NOTE 12 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for substantially all of its employees under the Safeway banners not participating in multiemployer pension plans. The Safeway Plan is frozen to non-union employees but continues to remain fully open to union employees and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. These plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 26, 2022 and a statement of funded status as of February 26, 2022 and February 27, 2021 (in millions):

	Pension		Other Post-Retirement Benefits
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Change in projected benefit obligation:
Beginning balance	$2,370.5	$2,516.2	$21.2	$20.9
Service cost	21.8	15.7	—	—
Interest cost	39.9	48.6	0.2	0.4
Actuarial (gain) loss	(52.4)	11.9	(0.4)	1.3
Plan participant contributions	—	—	—	0.2
Benefit payments (including settlements)	(379.3)	(221.9)	(2.0)	(1.6)
Plan amendments	0.7	—	—	—
Ending balance	$2,001.2	$2,370.5	$19.0	$21.2

Change in fair value of plan assets:
Beginning balance	$1,941.6	$1,743.7	$—	$—
Actual return on plan assets	72.1	361.2	—	—
Employer contributions	27.9	58.6	2.0	1.4
Plan participant contributions	—	—	—	0.2
Benefit payments (including settlements)	(379.3)	(221.9)	(2.0)	(1.6)
Ending balance	$1,662.3	$1,941.6	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.2)	$(6.3)	$(2.7)	$(2.8)
Other long-term liabilities	(332.7)	(422.6)	(16.3)	(18.4)
Funded status	$(338.9)	$(428.9)	$(19.0)	$(21.2)

The actuarial gain for fiscal 2021 related to the projected benefit obligation was primarily driven by an increase in discount rates. The actuarial loss related to the projected benefit obligation for fiscal 2020 was immaterial.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net actuarial (gain)	$(84.5)	$(76.7)	$(8.4)	$(8.4)
Prior service cost	1.8	1.4	—	—
	$(82.7)	$(75.3)	$(8.4)	$(8.4)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 26, 2022 and February 27, 2021, is shown below (in millions):

	February 26, 2022	February 27, 2021
Projected benefit obligation	$2,001.2	$2,370.5
Accumulated benefit obligation	1,997.5	2,366.4
Fair value of plan assets	1,662.3	1,941.6

The following table provides the components of net pension and post retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension			Other Post-Retirement Benefits
	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2021	Fiscal 2020	Fiscal 2019
Components of net (income) expense:
Estimated return on plan assets	$(101.1)	$(103.9)	$(110.1)	$—	$—	$—
Service cost	21.8	15.7	14.7	—	—	0.6
Interest cost	39.9	48.6	80.6	0.2	0.4	0.7
Amortization of prior service cost	0.3	0.2	0.4	—	1.9	3.7
Amortization of net actuarial loss (gain)	0.8	2.0	0.5	(0.4)	(0.6)	(0.5)
(Income) loss due to settlement accounting	(16.2)	(0.7)	7.4	—	—	—
(Income) expense, net	(54.5)	(38.1)	(6.5)	(0.2)	1.7	4.5

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(23.2)	(245.8)	318.9	(0.4)	1.3	(2.6)
Amortization of net actuarial (loss) gain	(0.8)	(2.0)	(0.5)	0.4	0.6	0.5
Prior service cost	0.7	—	(1.1)	—	—	—
Amortization of prior service cost	(0.3)	(0.2)	(0.4)	—	(1.9)	(3.7)
Settlement income (loss)	16.2	0.7	(7.4)	—	—	—
Total recognized in Other comprehensive income (loss)	(7.4)	(247.3)	309.5	—	—	(5.8)
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(61.9)	$(285.4)	$303.0	$(0.2)	$1.7	$(1.3)

During fiscal 2021, the Company purchased a group annuity policy and transferred $203.5 million of pension plan assets to an insurance company (the "Annuity Purchase"), thereby reducing the Company's defined benefit pension obligations by $205.4 million. As a result of the Annuity Purchase, the Company recorded a settlement gain of $11.1 million during fiscal 2021.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2022.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 26, 2022	February 27, 2021
Discount rate	3.26%	2.84%
Rate of compensation increase	3.01%	3.01%
Cash balance plan interest crediting rate	2.35%	2.35%
The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 26, 2022	February 27, 2021	February 29, 2020
Discount rate	2.60%	2.83%	4.17%
Expected return on plan assets	5.73%	6.18%	6.36%
Cash balance plan interest crediting rate	2.35%	2.40%	3.05%
Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled at each measurement date. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate above median yields of AA-graded corporate bonds.

Asset Return Assumption. Expected return on pension plan assets is based on historical experience of the Company's portfolios and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation.

Retirement and Mortality Rates. On February 26, 2022, the Company adopted the new MP-2021 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally faster rate than the MP-2020 projection scale. The change in mortality assumption and future mortality improvement resulted in an immaterial increase in the Company's current year benefit obligations and future expenses.

Investment Policies and Strategies. The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company's long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The investment policy also emphasizes the following key objectives: (1) maintaining a diversified portfolio among asset classes and investment styles; (2) maintaining an acceptable level of risk in pursuit of long-term economic benefit; (3) maximizing the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintaining adequate controls over administrative costs.

The following table summarizes actual allocations for the Safeway Plan which had $1,371.8 million in plan assets as of February 26, 2022:

		Plan Assets
Asset category	Target	February 26, 2022	February 27, 2021
Equity	65%	65.4%	68.3%
Fixed income	35%	32.7%	31.2%
Cash and other	—%	1.9%	0.5%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had $252.3 million in plan assets as of February 26, 2022:

		Plan Assets
Asset category	Target	February 26, 2022	February 27, 2021
Equity	65%	60.5%	69.2%
Fixed income	35%	31.1%	28.2%
Cash and other	—%	8.4%	2.6%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had $38.2 million in plan assets as of February 26, 2022:

		Plan Assets
Asset category	Target (1)	February 26, 2022	February 27, 2021
Equity	50%	48.1%	45.0%
Fixed income	50%	41.4%	55.0%
Cash and other	—%	10.5%	—%
Total	100%	100.0%	100.0%
(1) The target market value of equity securities for the United Plan is 50% of plan assets. If the equity percentage exceeds 60% or drops below 40%, the asset allocation is adjusted to target.

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 26, 2022, excluding pending transactions of $67.7 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$12.0	$12.0	$—	$—	$—
Short-term investment collective trust (2)	72.5	—	72.5	—	—
Common and preferred stock: (3)
Domestic common and preferred stock	160.3	160.3	—	—	—
International common stock	58.2	58.2	—	—	—
Collective trust funds (2)	648.1	—	—	—	648.1
Corporate bonds (4)	120.5	—	120.5	—	—
Mortgage- and other asset-backed securities (5)	32.7	—	32.7	—	—
Mutual funds (6)	240.8	150.1	90.7	—	—
U.S. government securities (7)	319.4	—	319.4	—	—
Other securities (8)	65.5	—	21.7	—	43.8
Total	$1,730.0	$380.6	$657.5	$—	$691.9

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
Contributions

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company contributed $29.8 million, $60.0 million and $11.0 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company expects to contribute approximately $21 million to its pension and post-retirement plans in fiscal 2022. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid to plan participants (in millions):

	Pension Benefits	Other Benefits
2022	$193.1	$2.7
2023	186.0	2.6
2024	179.7	2.3
2025	172.9	2.0
2026	166.3	1.7
2027 – 2031	668.7	5.8
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

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2021 and fiscal 2020 is for the plan's year ending at December 31, 2020 and December 31, 2019, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2021	2020	2020	2019
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Combined Plan (8)	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (5)(9)	516055922 - 001	Green	Green	No	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Green	Yes	Yes	Implemented
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2021	2020	2019				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$128.1	$123.2	$103.8	No	8/3/2019 to 10/9/2021	85	78	10/9/2021
Western Conference of Teamsters Pension Plan	68.6	66.9	64.9	No	3/4/2020 to 2/28/2027	53	10	9/21/2025
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	138.4	133.7	116.1	No	3/11/2018 to 3/6/2026	45	43	3/6/2022
Combined Plan (8)	—	26.6	26.2	No	10/26/2019 to 2/24/2024	19	15	10/28/2023
Sound Retirement Trust (6)	61.4	53.8	44.3	No	5/4/2019 to 1/25/2025	129	14	5/7/2022
Bakery and Confectionery Union and Industry International Pension Fund	18.2	18.7	18.5	No	10/2/2016 to 1/23/2027	109	35	9/6/2020
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	12.0	12.0	14.9	No	1/25/2022 to 12/31/2026	6	2	1/25/2022
Rocky Mountain UFCW Unions & Employers Pension Plan	15.7	15.5	12.3	No	1/8/2022 to 2/15/2025	85	25	2/19/2022
UFCW Local 152 Retail Meat Pension Fund (5)	11.6	11.1	10.9	No	5/2/2024	4	4	5/2/2024
Desert States Employers & UFCW Unions Pension Plan	11.6	8.9	8.9	No	11/3/2022 to 10/21/2023	16	13	10/21/2023
UFCW International Union - Industry Pension Fund (5)(9)	—	4.6	9.5	No	8/3/2019 to 2/21/2026	28	6	6/11/2022
Retail Food Employers and UFCW Local 711 Pension Trust Fund	8.6	8.6	7.3	No	5/3/2022 to 12/17/2023	7	4	3/5/2022
Oregon Retail Employees Pension Trust	12.0	10.0	8.9	No	7/31/2021 to 11/12/2022	129	20	1/29/2022
Intermountain Retail Store Employees Pension Trust (7)	7.9	6.9	5.8	No	5/19/2018 to 6/20/2024	54	17	4/6/2024
Other funds	29.6	23.5	17.0
Total Company contributions to U.S. multiemployer pension plans	$523.7	$524.0	$469.3
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 26, 2022, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2021 and March 31, 2020.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2020 and June 30, 2019.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2020 and September 30, 2019.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2020 and August 31, 2019.
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
(9) As further described below, effective June 30, 2020, the Company withdrew from the UFCW National Fund and began contributing to the UFCW National VAPP.

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

On December 31, 2020, the Company reached agreement with the two local unions, along with the largest contributing employer, and the Pension Benefit Guaranty Corporation ("PBGC") to combine MAP into FELRA (the "Combined Plan") effective December 31, 2020. As a result, the Company withdrew from the Combined Plan under the terms of the agreement with the applicable unions, the largest contributing employer and the PBGC and received a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. Commencing February 2021, the Company is required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces the Company's previous annual contribution to both FELRA and MAP. In addition to the $23.2 million annual payment, the Company will begin to contribute to a new multiemployer pension plan limited to providing benefits to the former participants in MAP and FELRA in excess of the benefits the PBGC insures under law (the "Excess Plan"). These contributions were expected to commence in June 2022 and were expected to be approximately $13.7 million annually for 10 years. The Company recorded a non-cash pre-tax charge of $607.2 million ($449.4 million, net of tax) in the fourth quarter of fiscal 2020 to record the pension obligation for these benefits earned for prior service. The pension obligation was determined using a risk-free rate commensurate with the respective payment term related to the Combined Plan and the Excess Plan. Furthermore, the Company has established and will contribute to a new Variable Annuity Pension Plan (the "Combined VAPP") that provides benefits to participants for future services, effective January 1, 2021. The Company will contribute approximately $4 million to the Combined VAPP to fund certain administrative expenses and establish a stabilization reserve for the Combined VAPP.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the PBGC to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provided direction on the application and eligibility requirements, including which plans will have priority, the determination of the amount of financial assistance to be provided and conditions and restrictions that apply to plans that receive the assistance. The Combined Plan was eligible to receive one-time special financial assistance and qualified to submit its application for $1.2 billion in special financial assistance in the fourth quarter of fiscal 2021. The $1.2 billion in special financial assistance is expected to provide the funding for the Combined Plan to remain solvent for at least 25 years. Although the special financial assistance will have no impact on the Company's $23.2 million payment obligation to the Combined Plan, the Company's estimated funding requirements for the Excess Plan were reduced as the contributions are now not expected to commence until approximately 2045. As a result, in the fourth quarter of fiscal 2021, the Company recorded a non-cash pre-tax gain of $106.3 million ($78.7 million, net of tax) to reduce the pension liability for the Excess Plan to approximately $19 million.

National Fund: On July 21, 2020, the Company announced that it had entered into an agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and nine UFCW local unions entered into a Memorandum of Understanding that permitted the withdrawal and required the establishment of a new Variable Annuity Pension Plan (the "National VAPP") that will provide benefits to participants for future services, effective as of July 1, 2020. On November 30, 2020, these agreements became effective upon ratification by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund. As a result, the Company agreed to pay an aggregate of $285.7 million to the National Fund, in full satisfaction of the Company's withdrawal liability amount and mass withdrawal liability amount. The Company recorded a pre-tax charge of approximately $285.7 million ($213.0 million, net of tax) in the third quarter of fiscal 2020 to record the withdrawal liability. The Company paid $147.3 million in fiscal 2020 and will pay the remaining amount in two equal installments of $69.2 million no later than each June 30, 2022 and June 30, 2023, any portion of which may be prepaid, in whole or in part. During fiscal 2021, the Company also pre-funded a transition reserve in the National VAPP to support certain grandfathered participants of approximately $8 million to the National VAPP.

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

Collective Bargaining Agreements

As of February 26, 2022, the Company had approximately 290,000 employees, of which approximately 200,000 were covered by collective bargaining agreements. During fiscal 2021, collective bargaining agreements covering approximately 60,000 employees were renegotiated. As of February 26, 2022, collective bargaining agreements covering approximately 115,000 employees have expired or are scheduled to expire in fiscal 2022, including collective bargaining agreements covering approximately 74,000 employees that have been renegotiated subsequent to the end of fiscal 2021.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.2 billion, for each of fiscal 2021, fiscal 2020 and fiscal 2019.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions accrued for these plans were $75.5 million, $85.8 million and $63.2 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

NOTE 13 - RELATED PARTIES

In connection with the Safeway acquisition, the Company entered into a four-year management agreement, as extended through fiscal 2019, with Cerberus Capital Management, L.P. ("Cerberus") and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.8 million. The agreement was extended again in fiscal 2020, payable in quarterly installments, effective through the IPO date. Prior to the IPO, the Company made one quarterly payment for management fees of $3.4 million in fiscal 2020.

The Company paid Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, fees totaling approximately $0.2 million, $0.1 million and $0.3 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $7.0 million, $5.5 million, and $4.4 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems.

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On October 24, 2012, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $9.2 million as of February 26, 2022 and $40.1 million as of February 27, 2021.

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes, as well as other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

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

False Claims Act: Two qui tam actions alleging violations of the False Claims Act ("FCA") have also been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. Oral argument took place September 9, 2021 and the Seventh Circuit Court of Appeals affirmed the judgement in the Company's favor on April 5, 2022.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. Oral argument was held on January 19, 2021. On August 12, 2021, the Court of Appeals for the Seventh Circuit affirmed the grant of summary judgment in the Company's favor. On September 23, 2021, the relators filed a petition for rehearing en banc with the Seventh Circuit. On December 3, 2021, the Seventh Circuit denied relators' petition. On April 1, 2022, relators filed a petition to seek review by the U.S. Supreme Court.

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

Pharmacy Benefit Manager (PBM) Litigation: The Company (including its subsidiary, Safeway Inc.) is a defendant in a lawsuit filed on January 21, 2021, in Minnesota state court, captioned Health Care Service Corp. et al. v. Albertsons Companies, LLC, et al. The action challenges certain prescription-drug prices reported by the Company to a pharmacy benefit manager, Prime Therapeutics LLC ("Prime"), which in turn contracted with the health-insurer plaintiffs to adjudicate and process prescription-drug reimbursement claims.

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals (the "Appeals Court") an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. The Jurisdictional Appeal is currently pending.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for these matters.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 90 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where we have been in active discovery and where a September 2022 trial date has been set. A trial has also been scheduled in Nevada state court for April 2023. The MDL Court and a state court in Utah are currently considering position statements from the parties in connection with scheduling bellwether trials and it is likely that the Company may be included in one or more of those anticipated bellwether trials. The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Plated Litigation: On September 1, 2020, a complaint entitled Shareholder Representative Services LLC v. Albertsons Companies Inc. was filed in Delaware Chancery Court where Shareholder Representative Services LLC sued on behalf of former shareholders and rightsholders of DineInFresh, Inc. d/b/a Plated ("Plated"). Plaintiff alleged that, following the Company's acquisition of Plated, pursuant to a September 19, 2017 Agreement and Plan of Merger, the Company intentionally engaged in conduct to prevent Plated from reaching certain milestones that would have resulted in post-acquisition consideration paid to Plated shareholders and rightsholders. Plaintiff alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement. On October 21, 2020, the Company filed a motion to dismiss the complaint. On June 7, 2021, the Court granted the motion in part, dismissing all claims except for the breach-of-contract claim. The Company is vigorously defending itself in the lawsuit and believes that the case is without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

FACTA: On May 31, 2019, a putative class action complaint entitled Martin v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. On January 8, 2020, the Company commenced mediation discussions with plaintiff's counsel and reached a settlement in principle on February 24, 2020. The parties have sought court approval of the settlement. A hearing is scheduled for May 4, 2022 during which the court will review the settlement for approval. The Company has recorded an estimated liability for this matter.

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

	Fiscal 2021
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$63.5	$61.3	$2.2
Other comprehensive income (loss) before reclassifications	22.1	22.9	(0.8)
Amounts reclassified from Accumulated other comprehensive income (1)	(15.5)	(15.5)	—
Tax (expense) benefit	(1.1)	(1.6)	0.5
Current-period other comprehensive income (loss), net	5.5	5.8	(0.3)
Ending AOCI balance	$69.0	$67.1	$1.9

	Fiscal 2020
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$(118.5)	$(121.7)	$3.2
Other comprehensive income (loss) before reclassifications	242.5	244.5	(2.0)
Amounts reclassified from Accumulated other comprehensive income (1)	2.8	2.8	—
Tax (expense) benefit	(63.3)	(64.3)	1.0
Current-period other comprehensive income (loss), net	182.0	183.0	(1.0)
Ending AOCI balance	$63.5	$61.3	$2.2
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 12 - Employee benefit plans and collective bargaining agreements.

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

The components of basic and diluted net income per common share were as follows (in millions, except per share data):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Basic net income per Class A common share
Net income	$1,619.6	$850.2	$466.4
Accrued dividends on Convertible Preferred Stock	(109.4)	(86.0)	—
Earnings allocated to Convertible Preferred Stock	(226.2)	—	—
Net income allocated to Class A common stockholders - Basic	$1,284.0	$764.2	$466.4

Weighted average Class A common shares outstanding - Basic (1)	469.6	500.3	579.4

Basic net income per Class A common share	$2.73	$1.53	$0.80

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$1,284.0	$764.2	$466.4
Accrued dividends on Convertible Preferred Stock	—	86.0	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$1,284.0	$850.2	$466.4

Weighted average Class A common shares outstanding - Basic (1)	469.6	500.3	579.4
Dilutive effect of:
Restricted stock units and awards	5.7	4.1	0.9
Convertible Preferred Stock (2)	—	73.7	—
Weighted average Class A common shares outstanding - Diluted (3)	475.3	578.1	580.3

Diluted net income per Class A common share	$2.70	$1.47	$0.80
(1) Fiscal 2021, fiscal 2020 and fiscal 2019 include 2.7 million, 1.1 million and 1.3 million common shares remaining to be issued, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into Common Stock for the period outstanding. For fiscal 2021, 97.7 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) There were no potential common shares outstanding that were antidilutive for fiscal 2021, fiscal 2020 and fiscal 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 26, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2022.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 26, 2022.

The attestation of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in "Part II—Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

For information concerning executive officers, see "Executive Officers of the Registrant" located under "Part I—Item 1. Business" herein.

Information concerning directors and certain other corporate governance matters is included under the captions "Proposal 1 - Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance" in the Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2021, and that information is incorporated by reference herein.

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We have made a current copy of the code available on our website, www.Albertsonscompanies.com and is also available to any stockholder who requests a copy of the code. In addition, we intend to post on our website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11 - Executive Compensation

Information required by this Item is included under the captions "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2021, and that information is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2021, and that information is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2021, and that information is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services

Information required by this Item is included under the caption "Proposal 2 - Ratification of Independent Registered Accounting Firm" in the Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2021, and that information is incorporated by reference herein.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	63
	Consolidated Balance Sheets as of February 26, 2022 and February 27, 2021	67
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 26, 2022, February 27, 2021 and February 29, 2020	68
	Consolidated Statements of Cash Flows for the years ended February 26, 2022, February 27, 2021 and February 29, 2020	69
	Consolidated Statements of Stockholders' Equity for the years ended February 26, 2022, February 27, 2021 and February 29, 2020	71
	Notes to Consolidated Financial Statements	72

(a)2.	Financial Statement Schedules:
	There are no Financial Statement Schedules included in this filing for the reason that they are not applicable or are not required or the information is included elsewhere in this Form 10-K.

(a)3.&(b)	Exhibits:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

3.1.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 20, 2021)

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
3.4.1
Certificate of Amendment to the Certificate of Designations of 6.75% Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.1
Stockholders' Agreement by and among Albertsons Companies, Inc. and holders of stock of Albertsons Companies, Inc. signatory thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

4.2
Registration Rights Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

4.2.1
Amendment No. 1, dated as of December 9, 2021, to the Registration Rights Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9th 2020 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 12, 2022)

4.3
Form of Lock-Up Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

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

4.9
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

4.9.1
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

4.9.2
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

4.10
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

4.10.1
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

4.11
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

4.11.1
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
4.13
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

4.15
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

4.16*	Description of Registrant's Securities
10.1
Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2018)

10.1.1
Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.1.2
Fourth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 20, 2021, by and among Albertsons Companies, Inc. certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2021)

10.2†
Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.3†
Emeritus Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.4†
Emeritus Agreement, dated December 16, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.5†
Amended and Restated Employment Agreement, effective as of April 25, 2019, by and between Albertsons Companies, Inc. and James L. Donald (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2019)

10.6†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Anuj Dhanda (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.7†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Susan Morris (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.8†
Employment Agreement, dated August 19, 2019, between Albertsons Companies, Inc. and Michael Theilmann (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)

10.9†
Amended and Restated Employment Agreement, dated December 1, 2019, between Albertsons Companies, Inc. and Christine Rupp (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)

Exhibit No.	Description
10.10†
Employment Agreement, dated June 15, 2020, between Albertsons Companies, Inc. and Juliette Pryor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.11†
Employment Agreement, dated August 4, 2021, between Albertsons Companies, Inc. and Sharon McCollam (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2021)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)
10.13†
Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

10.14†
Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

10.15
Amended and Restated Investment Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.15.1
Amendment No.1, dated as of June 25, 2020, to the Amended and Restated Investment Agreement, dated as of June 9, 2020, by and among Albertsons Companies, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.16
Amended and Restated Real Estate Agreement by and between ACI Real Estate Company LLC and AL RE Investor Holdings, LLC, dated June 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.17
Unitary Master Sublease between ACI Real Estate Company LLC, as Landlord, and the entities set forth therein, as Tenant, dated June 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.18†
Form of time-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.19†
Form of performance-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.19.1†*	Amendment No. 1, dated February 23, 2022, to 2021 performance-based restricted stock unit award agreement
10.20†*	Form of time-based restricted stock unit agreement (fiscal 2022 award cycle)
10.21†*	Form of performance-based restricted stock unit agreement (fiscal 2022 award cycle)
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 26, 2022	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	Chief Executive Officer and Director	April 26, 2022
Vivek Sankaran	(Principal Executive Officer)

/s/ Sharon McCollam	President and Chief Financial Officer	April 26, 2022
Sharon McCollam	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 26, 2022
Robert B. Larson	(Principal Accounting Officer)

/s/ James L. Donald	Co-Chairman	April 26, 2022
James L. Donald

/s/ Chan Galbato	Co-Chairman	April 26, 2022
Chan Galbato

/s/ Sharon L. Allen	Director	April 26, 2022
Sharon L. Allen

/s/ Shant Babikian	Director	April 26, 2022
Shant Babikian

/s/ Steven A. Davis	Director	April 26, 2022
Steven A. Davis

/s/ Kim Fennebresque	Director	April 26, 2022
Kim Fennebresque

Signature	Title	Date

/s/ Allen M. Gibson	Director	April 26, 2022
Allen M. Gibson

/s/ Hersch Klaff	Director	April 26, 2022
Hersch Klaff

/s/ Jay L. Schottenstein	Director	April 26, 2022
Jay L. Schottenstein

/s/ Alan H. Schumacher	Director	April 26, 2022
Alan H. Schumacher

/s/ B. Kevin Turner	Vice Chairman	April 26, 2022
B. Kevin Turner

/s/ Mary Beth West	Director	April 26, 2022
Mary Beth West

/s/ Scott Wille	Director	April 26, 2022
Scott Wille