Form 10-Q
period 2022-06-18
Albertsons Companies, Inc.
filed 2022-07-27
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 22, 2022, the registrant had 531,899,693 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 18, 2022	February 26, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,213.1	$2,902.0
Receivables, net	565.3	560.6
Inventories, net	4,573.2	4,500.8
Other current assets	326.6	403.0
Total current assets	8,678.2	8,366.4

Property and equipment, net	9,069.9	9,349.6
Operating lease right-of-use assets	5,908.4	5,908.4
Intangible assets, net	2,309.6	2,285.0
Goodwill	1,201.0	1,201.0
Other assets	1,052.9	1,012.6
TOTAL ASSETS	$28,220.0	$28,123.0

LIABILITIES
Current liabilities
Accounts payable	$3,970.3	$4,236.8
Accrued salaries and wages	1,349.7	1,554.9
Current maturities of long-term debt and finance lease obligations	825.4	828.8
Current maturities of operating lease obligations	647.0	640.6
Other current liabilities	1,119.9	1,087.4
Total current liabilities	7,912.3	8,348.5

Long-term debt and finance lease obligations	7,121.2	7,136.3
Long-term operating lease obligations	5,497.2	5,419.9
Deferred income taxes	806.9	799.8
Other long-term liabilities	2,176.4	2,115.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 695,412 and 745,410 shares issued and outstanding as of June 18, 2022 and February 26, 2022, respectively	635.4	681.1
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of June 18, 2022 and 653,776 shares issued and outstanding as of February 26, 2022	—	597.4

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of June 18, 2022 and February 26, 2022	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 590,384,128 and 587,904,283 shares issued as of June 18, 2022 and February 26, 2022, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of June 18, 2022 and February 26, 2022	—	—
Additional paid-in capital	1,998.2	2,032.2
Treasury stock, at cost, 58,776,088 and 99,640,065 shares held as of June 18, 2022 and February 26, 2022, respectively	(971.8)	(1,647.4)
Accumulated other comprehensive income	66.2	69.0
Retained earnings	2,972.1	2,564.9
Total stockholders' equity	4,070.6	3,024.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,220.0	$28,123.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 18, 2022	June 19, 2021
Net sales and other revenue	$23,310.3	$21,269.4
Cost of sales	16,765.3	15,078.4
Gross margin	6,545.0	6,191.0

Selling and administrative expenses	5,864.3	5,503.6
(Gain) loss on property dispositions and impairment losses, net	(79.4)	0.3
Operating income	760.1	687.1

Interest expense, net	138.9	153.3
Other income, net	(6.3)	(43.5)
Income before income taxes	627.5	577.3

Income tax expense	143.3	132.5
Net income	$484.2	$444.8

Other comprehensive income (loss), net of tax
Recognition of pension gain	0.2	0.1
Other	(3.0)	—
Other comprehensive (loss) income	$(2.8)	$0.1

Comprehensive income	$481.4	$444.9

Net income per Class A common share
Basic net income per Class A common share	$0.86	$0.80
Diluted net income per Class A common share	0.84	0.78
Weighted average Class A common shares outstanding (in millions)
Basic	513.3	465.1
Diluted	576.3	571.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 18, 2022	June 19, 2021
Cash flows from operating activities:
Net income	$484.2	$444.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(79.4)	0.3
Depreciation and amortization	547.7	504.2
Operating lease right-of-use assets amortization	198.8	189.3
LIFO expense	62.1	14.5
Deferred income tax	2.8	(17.9)
Contributions to pension and post-retirement benefit plans, net of (income) expense	(9.5)	(14.5)
Gain on interest rate swaps and energy hedges, net	(18.5)	(6.3)
Equity-based compensation expense	35.3	22.2
Other	25.2	(22.9)
Changes in operating assets and liabilities:
Receivables, net	(5.4)	(74.7)
Inventories, net	(134.4)	14.8
Accounts payable, accrued salaries and wages and other accrued liabilities	(123.2)	(31.3)
Operating lease liabilities	(118.1)	(109.5)
Self-insurance assets and liabilities	24.5	27.5
Other operating assets and liabilities	99.8	118.5
Net cash provided by operating activities	991.9	1,059.0

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(23.5)
Payments for property, equipment and intangibles, including payments for lease buyouts	(613.8)	(513.4)
Proceeds from sale of long-lived assets	71.8	15.2
Other investing activities	(9.4)	28.7
Net cash used in investing activities	(551.4)	(493.0)

Cash flows from financing activities:
Payments on long-term borrowings	(0.1)	(0.3)
Payments of obligations under finance leases	(13.1)	(14.1)
Dividends paid on common stock	(63.0)	(46.5)
Dividends paid on convertible preferred stock	(22.8)	(29.5)
Employee tax withholding on vesting of restricted stock units	(37.3)	(10.0)
Other financing activities	6.8	(8.8)
Net cash used in financing activities	(129.5)	(109.2)

Net increase in cash and cash equivalents and restricted cash	311.0	456.8
Cash and cash equivalents and restricted cash at beginning of period	2,952.6	1,767.6
Cash and cash equivalents and restricted cash at end of period	$3,263.6	$2,224.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6
Equity-based compensation	—	—	35.3	—	—	—	—	35.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,479,845	—	(37.3)	—	—	—	—	(37.3)
Convertible preferred stock conversions	—	—	(32.5)	(40,863,977)	675.6	—	—	643.1
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.0)	(63.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(13.7)	(13.7)
Net income	—	—	—	—	—	—	484.2	484.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Other activity	—	—	0.5	—	—	—	(0.3)	0.2
Balance as of June 18, 2022	590,384,128	$5.9	$1,998.2	58,776,088	$(971.8)	$66.2	$2,972.1	$4,070.6

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	945,942	—	(10.0)	—	—	—	—	(10.0)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(36.4)	(36.4)
Net income	—	—	—	—	—	—	444.8	444.8
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Other activity	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 19, 2021	586,520,608	$5.9	$1,911.1	120,009,647	$(1,907.0)	$63.6	$1,624.8	$1,698.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 26, 2022 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2022. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 18, 2022 and June 19, 2021.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $50.5 million and $50.6 million of restricted cash as of June 18, 2022 and February 26, 2022, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or net realizable value and net of vendor allowances. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $62.1 million and $14.5 million for the 16 weeks ended June 18, 2022 and June 19, 2021, respectively.

Convertible Preferred Stock: During the 16 weeks ended June 18, 2022, certain holders of the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible Preferred Stock") converted approximately 703,774 shares of Convertible Preferred Stock into 40,863,977 shares of the Company's Class A common stock, which were issued from treasury stock. Subsequent to the end of the 16 weeks ended June 18, 2022, through July 22, 2022, certain holders of the Convertible Preferred Stock converted approximately 4,411 shares of Convertible Preferred Stock into 256,162 shares of the Company's Class A common stock. As a result, the Company has issued, in the aggregate, 61,489,721 shares of Class A common stock to holders of Convertible Preferred Stock related to these non-cash conversions, representing approximately 61% of the originally issued Convertible Preferred Stock.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred Stock). The real estate agreement provides that the Company may require the release of properties and/or cash from the escrow account if the holders of Convertible Preferred Stock convert their shares into Class A Common Stock, provided that certain conversion thresholds are met. Subsequent to the end of the 16 weeks ended June 18, 2022, due to the non-cash conversions of Convertible Preferred Stock to Class A common stock discussed above, real estate properties and cash of $36.5 million, representing approximately 60% of the original $2.9 billion, have been released from the restricted escrow account, and the real estate properties are being transferred from the real estate subsidiary to operating subsidiaries. For additional information related to the Convertible Preferred Stock and the Investor Exchange Right, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 9" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Income taxes: Income tax expense was $143.3 million, representing a 22.8% effective tax rate, for the 16 weeks ended June 18, 2022. The Company's effective tax rate for the 16 weeks ended June 18, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by vesting of equity-based compensation. Income tax expense was $132.5 million, representing a 23.0% effective tax rate for the 16 weeks ended June 19, 2021. The Company's effective tax rate for the 16 weeks ended June 19, 2021 differs from the federal income tax statutory rate of 21% primarily due to state income taxes.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the product. Third-party receivables from pharmacy sales were $250.1 million and $247.5 million as of June 18, 2022 and February 26, 2022, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 18, 2022 and February 26, 2022.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $101.9 million and $104.3 million as of June 18, 2022 and February 26, 2022, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 18, 2022		June 19, 2021
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$11,446.0	49.1%	$10,742.7	50.5%
Fresh (3)	7,881.5	33.8	7,412.5	34.9
Pharmacy	1,923.5	8.3	1,728.6	8.1
Fuel	1,654.7	7.1	1,049.3	4.9
Other (4)	404.6	1.7	336.3	1.6
Net sales and other revenue	$23,310.3	100.0%	$21,269.4	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Recently issued accounting standards: In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company currently does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures, but evaluation is continuing.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of June 18, 2022 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$17.2	$4.7	$12.5	$—
Non-current investments (2)	94.7	—	94.7	—
Derivative contracts (3)	24.5	—	24.5	—
Total	$136.4	$4.7	$131.7	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts and interest rate swaps. Included in Other assets.
The following table presents certain assets and liabilities which were measured at fair value on a recurring basis as of February 26, 2022 (in millions):

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

The Company records cash and cash equivalents, restricted cash, accounts receivable and accounts payable at cost. The recorded values of these financial instruments approximate fair value based on their short-term nature.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 18, 2022, the fair value of total debt was $6,774.0 million compared to the carrying value of $7,484.3 million, excluding debt discounts and deferred financing costs. As of February 26, 2022, the fair value of total debt was $7,531.5 million compared to the carrying value of $7,484.6 million, excluding debt discounts and deferred financing costs.

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

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 18, 2022 and February 26, 2022, net of unamortized debt discounts of $40.2 million and $41.4 million, respectively, and deferred financing costs of $53.8 million and $57.5 million, respectively, consisted of the following (in millions):

	June 18, 2022	February 26, 2022
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,496.0	$6,492.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.5	374.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	473.7	472.6
Other financing obligations	29.0	29.1
Mortgage notes payable, secured	17.1	17.1
Finance lease obligations	556.3	579.4
Total debt	7,946.6	7,965.1
Less current maturities	(825.4)	(828.8)
Long-term portion	$7,121.2	$7,136.3

ABL Facility

As of June 18, 2022 and February 26, 2022, there were no amounts outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $249.6 million and $249.4 million, respectively.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021
Estimated return on plan assets	$(28.6)	$(32.7)	$—	$—
Service cost	6.2	6.9	—	—
Interest cost	15.8	13.0	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss (gain)	0.2	0.3	(0.1)	(0.2)
(Income) expense, net	$(6.3)	$(12.4)	$—	$(0.1)

The Company contributed $3.2 million and $2.0 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 18, 2022 and June 19, 2021, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the

Company. The Company currently anticipates contributing an additional $17.9 million to these plans for the remainder of fiscal 2022.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in an amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. In the fourth quarter of fiscal 2021, the Combined Plan submitted its application to receive one-time special financial assistance. During the 16 weeks ended June 18, 2022, the Combined Plan received approval and payment from the PBGC for $1.2 billion in special financial assistance. For additional information, including a description and definition of the Combined Plan, as well as the impact on the Excess Plan, as defined therein, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $1.7 million as of June 18, 2022 and $9.2 million as of February 26, 2022.

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits, including matters involving trade practices, personnel and employment issues, lawsuits alleging violations of state and/or federal wage and hour laws, real estate disputes, personal injury, antitrust claims, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency is probable and can be reasonably estimated. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. While management currently believes that the aggregate estimated liabilities currently recorded are reasonable, it remains possible that differences in actual outcomes or changes in management's evaluation or predictions could arise that could be material to the Company's results of operations or cash flows.

False Claims Act: Two qui tam actions alleging violations of the False Claims Act ("FCA") have also been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. Oral arguments took place September 9, 2021 and the Seventh Circuit Court of Appeals affirmed the judgement in the Company's favor on April 5, 2022. Relators have until August 4, 2022 to file a petition seeking review by the U.S. Supreme Court.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. The Jurisdictional Appeal is currently pending.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for these matters.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 90 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where we have been in active discovery and where a September 2022 trial date has been set. A trial has also been scheduled in Nevada state court for April 2023. Cases filed by Tarrant County (Texas), Santa Fe County (New Mexico), Washington County (Utah) and the State of Nevada are proceeding through discovery. The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Oregon Class Action: A putative class action complaint entitled Schearon Stewart and Jason Stewart v. Safeway Inc. is pending in Circuit Court, County of Multnomah, State of Oregon, alleging that Safeway engaged in unfair trade practices, in violation of Oregon's Unlawful Trade Practices Act (ORS 646.608), regarding the sale of certain meat products in 2015 and 2016 with its "Buy One, Get One Free" and similar promotions. Safeway denies plaintiffs' claim and is vigorously defending itself in the matter. The Company has recorded an estimated liability for this matter.

FACTA: On May 31, 2019, a putative class action complaint entitled Martin v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. On January 8, 2020, the Company commenced mediation discussions with plaintiff's counsel and reached a settlement in principle on February 24, 2020. On May 5, 2022, the court approved the negotiated settlement. Pursuant to the settlement, funds have been paid to a claims administrator, who will oversee the processing of claims.

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

NOTE 6 - OTHER COMPREHENSIVE INCOME OR LOSS

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 18, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.0)	—	(4.0)
Amounts reclassified from accumulated other comprehensive income (1)	0.2	0.2	—
Tax benefit	1.0	—	1.0
Current-period other comprehensive (loss) income, net of tax	(2.8)	0.2	(3.0)
Ending AOCI balance	$66.2	$67.3	$(1.1)

	16 weeks ended June 19, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$63.5	$61.3	$2.2
Amounts reclassified from accumulated other comprehensive income (1)	0.2	0.2	—
Tax expense	(0.1)	(0.1)	—
Current-period other comprehensive income, net of tax	0.1	0.1	—
Ending AOCI balance	$63.6	$61.4	$2.2
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 4 - Employee Benefit Plans.

NOTE 7 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units ("RSUs"), restricted common stock ("RSAs") and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 18, 2022	June 19, 2021
Basic net income per Class A common share
Net income	$484.2	$444.8
Accrued dividends on Convertible Preferred Stock	(13.7)	(36.4)
Earnings allocated to Convertible Preferred Stock	(26.9)	(36.2)
Net income allocated to Class A common stockholders - Basic	$443.6	$372.2

Weighted average Class A common shares outstanding - Basic (1)	513.3	465.1

Basic net income per Class A common share	$0.86	$0.80

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$443.6	$372.2
Accrued dividends on Convertible Preferred Stock	13.7	36.4
Earnings allocated to Convertible Preferred Stock	26.9	36.2
Net income allocated to Class A common stockholders - Diluted	$484.2	$444.8

Weighted average Class A common shares outstanding - Basic (1)	513.3	465.1
Dilutive effect of:
Restricted stock units and awards	4.8	4.7
Convertible Preferred Stock (2)	58.2	101.6
Weighted average Class A common shares outstanding - Diluted (3)	576.3	571.4

Diluted net income per Class A common share	$0.84	$0.78
(1) The number of Class A common shares remaining to be issued for the 16 weeks ended June 18, 2022 and June 19, 2021 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 16 weeks ended June 18, 2022 and June 19, 2021 were not material.

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
•ability to enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all; and
•factors related to the continued impact of the COVID-19 pandemic, about which there are still many unknowns, including its duration, recurrence, new variants, status and effectiveness of vaccinations, duration and scope of related government orders, financial assistance programs, mandates and regulations and the extent of the overall impact to our business and the communities we serve.

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

While certain aspects of our financial results have been favorably impacted by increased demand during the COVID-19 pandemic, in addition to favorable consumer conditions including incremental financial assistance provided by various government agencies, our business continues to experience challenges to meet customer demand. We have experienced increased labor shortages due to COVID-19 variants resulting in operational disruptions. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Labor shortages could also impact our ability to negotiate acceptable contracts with labor unions which could result in strikes by affected workers and thereby significantly disrupt our operations. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is experiencing an inflationary environment and food price inflation, which has benefited our sales and gross margin growth but has negatively impacted our gross margin rates. We are unable to predict how long the current inflationary environment, including increased energy costs, will continue. We expect the economic environment to remain uncertain as we navigate the current geopolitical environment, the COVID-19 pandemic, labor challenges, supply chain constraints and the current inflationary environment, including increasing energy and commodity prices.

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

FIRST QUARTER OF FISCAL 2022 OVERVIEW

As of June 18, 2022, we operated 2,273 retail food and drug stores with 1,720 pharmacies, 402 associated fuel centers, 22 dedicated distribution centers and 19 manufacturing facilities. During the first quarter of fiscal 2022, we executed on our Customer for Life strategy as we continued to invest in our strategic priorities, including deepening our digital connection and engagement with our customers, differentiating our store experience, enhancing what we offer and modernizing our capabilities. Identical sales increased 6.8%, excluding fuel, during the first quarter of fiscal 2022 and we continued to gain market share in food market and Multi Outlet ("MULO"). Food market generally includes traditional supermarkets while MULO includes most food market, drug, mass merchants, club, dollar and military stores that sell food.

Our digital initiatives continue to resonate with our customers, underscoring our omnichannel capabilities that allow customers to complete their shopping with us in any way they want. During the first quarter of fiscal 2022, digital sales, which include home delivery and Drive Up & Go curbside pickup, increased 28% compared to the first quarter of fiscal 2021. Just for U loyalty members increased 16% to 31 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Within the program, our retention rate of actively engaged members, those that redeemed fuel or grocery rewards during the first quarter of fiscal 2022, remained at over 90%.

In deepening our digital connection and engagement with our customers, during the first quarter of fiscal 2022, we launched new merchandising features in our Unified Mobile App, providing a personalized and curated digital experience. We also saw increased digital engagement driven by our Meal Planning tool, launched in the fourth quarter of fiscal 2021. The Meal Planning capability inspires our customers to engage in our app more frequently as they plan, shop and prepare the recipes we offer, which can by filtered by dietary preferences, such as carb conscious, vegetarian and pescatarian. We also continued to invest in the Albertsons Media Collective using industry-leading technologies to build a platform that is easy to use, transparent, modern and measurable.

We are differentiating our store experience by deepening engagement through the use of technology to automate task management, thus creating more time for our team members to assist our customers. We are also simplifying the end-to-end shopping journey by improving localized assortments and adjacencies of complimentary products, installing more self-checkouts, and adding grab and go sections to ensure a convenient and easy experience. In support of our omnichannel growth, we are evolving store operations, including building out staging areas for Drive Up & Go, adding warerooms for easier picking and installing additional micro fulfillment centers.

We are enhancing what we offer by expanding our Own Brands products and elevating our distinctiveness in Fresh. In Own Brands, our sales penetration was at its highest at 25.8% during the first quarter of fiscal 2022. We launched 59 new items during the first quarter of fiscal 2022 and we expect to launch a total of approximately 425 new products in fiscal 2022. In Fresh, our in-store processing capabilities allow us to tailor the selection, the cuts and package sizes to fit local demographics and economic circumstances. In addition, we now have rolled out our ReadyMeals, our ready to eat, ready to heat and ready to cook meals to approximately 600 stores and expect to be in more than 1,100 stores by the end of fiscal 2022.

Lastly, we continue to modernize our capabilities in part through an improved supply chain, enhanced data and data analytics, ongoing productivity and automation, all built on the foundation of being Locally Great and Nationally Strong.

Capital Allocation

Capital expenditures were approximately $614 million during the first quarter of fiscal 2022, primarily including the building of our digital and technology platforms and investments in the modernization of our store fleet, including 27 remodels. We continue to make progress in strengthening the balance sheet, reducing our Net debt ratio to 1.0x as of the end of the first quarter of fiscal 2022 compared to 1.5x as of the end of the end of first quarter of fiscal

2021. Capital returns to shareholders during the first quarter of fiscal 2022 included $63.0 million of common stock dividends ($0.12 per common share).

First quarter of fiscal 2022 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2022 include:
•Identical sales increased 6.8%
•Digital sales increased 28%
•Net income of $484 million, or $0.84 per Class A common share
•Adjusted net income of $582 million, or $1.00 per Class A common share
•Adjusted EBITDA of $1,420 million
•Continued modernization of our store fleet, including completing 27 remodels

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	16 weeks ended
	June 18, 2022	June 19, 2021
Stores, beginning of period	2,276	2,277
Acquired	—	1
Opened	—	5
Closed	(3)	(5)
Stores, end of period	2,273	2,278
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021
Less than 30,000	220	223	9.7%	9.8%	5.0	5.1
30,000 to 50,000	781	786	34.4%	34.5%	32.7	32.9
More than 50,000	1,272	1,269	55.9%	55.7%	75.2	75.0
Total Stores	2,273	2,278	100.0%	100.0%	112.9	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of the 16 weeks ended June 18, 2022 to the 16 weeks ended June 19, 2021:

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 18, 2022 ("first quarter of fiscal 2022") and 16 weeks ended June 19, 2021 ("first quarter of fiscal 2021") (in millions, except per share data).

	16 weeks ended
	June 18, 2022	% of Sales	June 19, 2021	% of Sales
Net sales and other revenue	$23,310.3	100.0%	$21,269.4	100.0%
Cost of sales	16,765.3	71.9	15,078.4	70.9
Gross margin	6,545.0	28.1	6,191.0	29.1
Selling and administrative expenses	5,864.3	25.2	5,503.6	25.9
(Gain) loss on property dispositions and impairment losses, net	(79.4)	(0.3)	0.3	—
Operating income	760.1	3.2	687.1	3.2
Interest expense, net	138.9	0.6	153.3	0.7
Other income, net	(6.3)	—	(43.5)	(0.2)
Income before income taxes	627.5	2.6	577.3	2.7
Income tax expense	143.3	0.6	132.5	0.6
Net income	$484.2	2.0%	$444.8	2.1%

Basic net income per Class A common share	$0.86		$0.80
Diluted net income per Class A common share	0.84		0.78

Net Sales and Other Revenue
Net sales and other revenue increased 9.6% to $23,310.3 million for the first quarter of fiscal 2022 from $21,269.4 million for the first quarter of fiscal 2021. The increase in Net sales and other revenue was driven by our 6.8% increase in identical sales and higher fuel sales, with retail price inflation contributing to the identical sales increase.

Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 18, 2022 and the 16 weeks ended June 19, 2021, respectively, were:

	16 weeks ended
	June 18, 2022	June 19, 2021
Identical sales, excluding fuel	6.8%	(10.0)%

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 18, 2022		June 19, 2021
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$11,446.0	49.1%	$10,742.7	50.5%
Fresh (3)	7,881.5	33.8	7,412.5	34.9
Pharmacy	1,923.5	8.3	1,728.6	8.1
Fuel	1,654.7	7.1	1,049.3	4.9
Other (4)	404.6	1.7	336.3	1.6
Net sales and other revenue	$23,310.3	100.0%	$21,269.4	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
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

Gross margin rate decreased to 28.1% during the first quarter of fiscal 2022 compared to 29.1% during the first quarter of fiscal 2021. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 27 basis points compared to the first quarter of fiscal 2021. The decrease was driven by fewer COVID-19 vaccines in the first quarter of fiscal 2022 compared to 2021 as the gross margin rate benefits from our productivity initiatives offset inflationary increases in product and supply chain costs.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.2% of Net sales and other revenue during the first quarter of fiscal 2022 compared to 25.9% during the first quarter of fiscal 2021. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 15 basis points. The decrease in Selling and administrative expenses was primarily attributable to lower COVID-19 related expenses and the execution of productivity initiatives, partially offset by expenses related to the Company's investments in its digital and omnichannel capabilities and other strategic priorities, increased employee costs and higher depreciation and amortization. The increase in employee costs was the result of market-driven wage rate increases and higher equity-based compensation expense.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2022, net gain on property dispositions and impairment losses was $79.4 million, primarily driven by $80.0 million of gains from the sale of real estate assets, partially offset by $0.6 million of asset impairments. For the first quarter of fiscal 2021, net loss on property dispositions and impairment losses was $0.3 million, primarily driven by $9.9 million of asset impairments, primarily related to right-of-use assets, partially offset by $9.6 million of gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $138.9 million during the first quarter of fiscal 2022 compared to $153.3 million during the first quarter of fiscal 2021. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the first quarter of fiscal 2022 was 5.4%, excluding deferred financing costs and original issue discount, compared to 5.6% during the first quarter of fiscal 2021.

Other Income, Net

For the first quarter of fiscal 2022, Other income, net was $6.3 million compared to $43.5 million for the first quarter of fiscal 2021. Other income, net during the first quarter of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the first quarter of fiscal 2021 was primarily driven by realized gains from non-operating investments, non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $143.3 million, representing a 22.8% effective tax rate, for the first quarter of fiscal 2022. Income tax expense was $132.5 million, representing a 23.0% effective tax rate, for the first quarter of fiscal 2021.

We currently expect our annual effective tax rate for fiscal 2022 to be in the range of approximately 23% to 24%.

Net Income and Adjusted Net Income

Net income was $484.2 million, or $0.84 per Class A common share, during the first quarter of fiscal 2022 compared to $444.8 million, or $0.78 per Class A common share, during the first quarter of fiscal 2021. Adjusted net income was $582.0 million, or $1.00 per Class A common share, during the first quarter of fiscal 2022 compared to $517.5 million, or $0.89 per Class A common share, during the first quarter of fiscal 2021.

Adjusted EBITDA

For the first quarter of fiscal 2022, Adjusted EBITDA was $1,420.3 million, or 6.1% of Net sales and other revenue, compared to $1,308.1 million, or 6.2% of Net sales and other revenue, for the first quarter of fiscal 2021.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 18, 2022	June 19, 2021
Numerator:

Net income	$484.2	$444.8
Adjustments:
Gain on interest rate swaps and energy hedges, net (d)	(18.5)	(6.3)
Business transformation (1)(b)	33.8	20.8
Equity-based compensation expense (b)	35.3	22.2
(Gain) loss on property dispositions and impairment losses, net	(79.4)	0.3
LIFO expense (a)	62.1	14.5
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	5.9	29.1
Amortization of debt discount and deferred financing costs (c)	5.1	6.4
Amortization of intangible assets resulting from acquisitions (b)	15.4	16.1
Miscellaneous adjustments (3)(f)	67.0	(7.3)
Tax impact of adjustments to Adjusted net income	(28.9)	(23.1)
Adjusted net income	$582.0	$517.5

Denominator:

Weighted average Class A common shares outstanding - diluted	576.3	571.4
Adjustments:
Restricted stock units and awards (4)	6.9	9.4
Adjusted weighted average Class A common shares outstanding - diluted	583.2	580.8

Adjusted net income per Class A common share - diluted	$1.00	$0.89

	16 weeks ended
	June 18, 2022	June 19, 2021
Net income per Class A common share - diluted	$0.84	$0.78
Non-GAAP adjustments (5)	0.17	0.13
Restricted stock units and awards (4)	(0.01)	(0.02)
Adjusted net income per Class A common share - diluted	$1.00	$0.89

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	16 weeks ended
	June 18, 2022	June 19, 2021
Adjusted net income (6)	$582.0	$517.5
Tax impact of adjustments to Adjusted net income	28.9	23.1
Income tax expense	143.3	132.5
Amortization of debt discount and deferred financing costs (c)	(5.1)	(6.4)
Interest expense, net	138.9	153.3
Amortization of intangible assets resulting from acquisitions (b)	(15.4)	(16.1)
Depreciation and amortization (e)	547.7	504.2
Adjusted EBITDA	$1,420.3	$1,308.1
(1) Includes costs associated with third-party consulting fees related to our strategic priorities and associated business transformation, as well as closures of operating facilities.
(2)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(3) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 18, 2022	June 19, 2021
Non-cash lease-related adjustments	$1.2	$2.1
Lease and lease-related costs for surplus and closed stores	7.3	10.2
Net realized and unrealized loss (gain) on non-operating investments	14.0	(22.5)
Certain legal and regulatory accruals and settlements, net	32.8	—
Acquisition and integration costs	0.5	3.5
Other (i)	11.2	(0.6)
Total miscellaneous adjustments	$67.0	$(7.3)
(i) Primarily includes adjustments for unconsolidated equity investments and other costs not considered in our core performance.
(4) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.
(5) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(6) See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statement of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net

(d) Gain on interest rate swaps and energy hedges, net:

	16 weeks ended
	June 18, 2022	June 19, 2021
Cost of sales	$(8.9)	$(5.2)
Selling and administrative expenses	(2.9)	(1.4)
Other income, net	(6.7)	0.3
Total Gain on interest rate swaps and energy hedges, net	$(18.5)	$(6.3)

(e) Depreciation and amortization:

	16 weeks ended
	June 18, 2022	June 19, 2021
Cost of sales	$51.5	$50.8
Selling and administrative expenses	496.2	453.4
Total Depreciation and amortization	$547.7	$504.2

(f) Miscellaneous adjustments:

	16 weeks ended
	June 18, 2022	June 19, 2021
Selling and administrative expenses	$47.8	$10.3
Other income, net	19.2	(17.6)
Total Miscellaneous adjustments	$67.0	$(7.3)

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 18, 2022	June 19, 2021
Cash and cash equivalents and restricted cash at end of period	$3,263.6	$2,224.4
Cash flows provided by operating activities	991.9	1,059.0
Cash flows used in investing activities	(551.4)	(493.0)
Cash flows used in financing activities	(129.5)	(109.2)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $991.9 million for the first quarter of fiscal 2022 compared to $1,059.0 million for the first quarter of fiscal 2021. The decrease in cash flow from operations compared to the first quarter of fiscal 2021 was due to changes in working capital primarily related to inventory and accounts payable and accrued salaries and wages. These decreases were partially offset by an increase in Adjusted EBITDA and less cash paid for interest and income taxes during the first quarter of fiscal 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $551.4 million for the first quarter of fiscal 2022 compared to $493.0 million for the first quarter of fiscal 2021.

For the first quarter of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $613.8 million partially offset by proceeds from the sale of long-lived assets of $71.8 million. Payments for property, equipment and intangibles in the first quarter of fiscal 2022 included continued investment in our digital and technology platforms and the completion of 27 remodels. For the first quarter of fiscal 2021, cash used in investing activities consisted primarily of payments for property, equipment and intangibles, including lease buyouts, of $513.4 million and payments for business acquisitions of $23.5 million, partially offset by proceeds from the sale of long-lived assets of $15.2 million. Payments for property, equipment and intangibles in the first quarter of fiscal 2021 included continued investment in our digital and technology platforms, the opening of five new stores and the completion of 33 remodels.

For the full fiscal year of 2022, we expect capital expenditures to be in the range of $2.0 billion to $2.1 billion.

Net Cash Used in Financing Activities

Net cash used in financing activities was $129.5 million during the first quarter of fiscal 2022 compared to $109.2 million during the first quarter of fiscal 2021.

Net cash used in financing activities during the first quarter of fiscal 2022 and the first quarter of fiscal 2021 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units.

Dividends

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Cash dividends paid to holders of the Convertible Preferred Stock were $22.8 million and $29.5 million during the first quarter of fiscal 2022 and first quarter of fiscal 2021, respectively. On June 15, 2022, we declared a quarterly cash dividend of $11.7 million to holders of Convertible Preferred Stock, which was paid on June 30, 2022.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $63.0 million ($0.12 per common share) and $46.5 million ($0.10 per common share) during the first quarter of fiscal 2022 and first quarter of fiscal 2021, respectively. On July 14, 2022, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on August 10, 2022 to stockholders of record as of the close of business on July 26, 2022.

Liquidity

We estimate our liquidity needs over the next 12 months to be approximately $6,000 million, which includes anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

As of June 18, 2022, we had no borrowings outstanding under out ABL Facility and total availability of $3,750.4 million (net of letter of credit usage).

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the SEC on April 26, 2022, for a discussion of our significant accounting policies.
RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the SEC on April 26, 2022.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described in this Form 10-Q cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition. See the matters under the caption Legal Proceedings in Note 5 - Commitments and Contingencies and Off Balance Sheet Arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Environmental Matters

As previously disclosed, we have been in negotiations to resolve an investigation being conducted by the Office of the Attorney General of the State of California, as well as the District Attorneys' offices of the counties of Contra Costa, Placer, Sacramento, San Joaquin, and Solano. The investigation has focused on whether or not we violated California regulations that govern the maintenance and operation of underground storage tanks located at our fueling stations within the state. In lieu of litigating the matter, we have agreed to implement certain enhancements to improve our compliance with the applicable regulations. We have reached an agreement in principle under which the Company will pay $6.9 million to settle the matter.
Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the SEC on April 26, 2022, under the heading "Risk Factors."
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On July 6, 2022, the Company received notices from certain holders of Convertible Preferred Stock to convert approximately 4,411 shares of Convertible Preferred Stock into shares of common stock. Each share of Convertible Preferred Stock is convertible at a rate of 58.064 shares of common stock (with cash delivered in lieu of any fractional shares of common stock). The Company issued 256,162 shares of common stock to such holders of Convertible Preferred Stock. As of the filing date of this Quarterly Report, including the shares of common stock as reported herein, the Company has issued, in the aggregate, approximately 61,489,721 shares of common stock to holders of Convertible Preferred Stock. The shares of common stock were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information

The Compensation Committee of the Board of Directors approved a form employment agreement for senior Company executives, as applicable, except for the Chief Executive Officer and Chief Financial Officer. Accordingly, effective July 20, 2022 (the "Effective Date"), the Company entered into respective employment agreements with Susan Morris, Executive Vice President and Chief Operations Officer, and Anuj Dhanda, Executive Vice President and Chief Technology Officer (each, a "New Employment Agreement" and collectively, the "New Employment Agreements"). The New Employment Agreements amend and restate the respective employment agreements of Ms. Morris and Mr. Dhanda dated May 1, 2019 (collectively, the "Original Employment Agreements") which were due to expire January 30, 2023.

The New Employment Agreements amend the Original Employment Agreements to, among others, make the following changes:

Term: The term of the New Employment Agreements shall continue until termination of the executive’s employment.

Termination provisions and benefits: The executive can terminate employment, subject to certain notice and cure provisions, on the basis of Good Reason (as defined in the New Employment Agreement) in the event of (i) a material reduction in the executive’s base salary or target bonus opportunity, unless such decrease is part of a temporary, uniform reduction in salary for all executive officers of the Company that is undertaken in the reasonable business judgment of the Board of Directors, based on the Company's financial performance or a reasonably anticipated economic downturn; (ii) relocation of the executive’s principal location of work to any location that is in excess of thirty (30) miles from the executive’s principal work location on the Effective Date; or (iii) a material diminution in the executive’s authority, responsibilities or duties. The executive shall also be entitled to receive the bonus (on a pro-rata basis) upon termination for Good Reason or without Cause (as defined in the New Employment Agreement).

In the event the executive's employment terminates due to death or Disability (as defined in the New Employment Agreement), the executive or the executive's estate (in the case of the executive’s death), shall be entitled to receive a lump sum payment equal to the earned but unpaid portion of any bonus earned in respect of any performance period that is completed prior to the executive’s death or Disability.

The New Employment Agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.
Item 6 - Exhibits

10.1 Lock-Up Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2022)

10.2 Employment Agreement, dated July 20, 2022, between Albertsons Companies, Inc. and Anuj Dhanda

10.3 Employment Agreement, dated July 20, 2022, between Albertsons Companies, Inc. and Susan Morris

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

Albertsons Companies, Inc. (Registrant)

Date:	July 26, 2022	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 26, 2022	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)