Form 10-Q
period 2022-09-10
Albertsons Companies, Inc.
filed 2022-10-19
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 10, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 14, 2022, the registrant had 535,066,312 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 10, 2022	February 26, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,392.4	$2,902.0
Receivables, net	651.7	560.6
Inventories, net	4,746.4	4,500.8
Other current assets	474.1	403.0
Total current assets	9,264.6	8,366.4

Property and equipment, net	9,078.6	9,349.6
Operating lease right-of-use assets	5,868.9	5,908.4
Intangible assets, net	2,363.5	2,285.0
Goodwill	1,201.0	1,201.0
Other assets	977.5	1,012.6
TOTAL ASSETS	$28,754.1	$28,123.0

LIABILITIES
Current liabilities
Accounts payable	$4,017.8	$4,236.8
Accrued salaries and wages	1,503.1	1,554.9
Current maturities of long-term debt and finance lease obligations	826.0	828.8
Current maturities of operating lease obligations	655.5	640.6
Other current liabilities	1,242.1	1,087.4
Total current liabilities	8,244.5	8,348.5

Long-term debt and finance lease obligations	7,106.8	7,136.3
Long-term operating lease obligations	5,452.3	5,419.9
Deferred income taxes	858.4	799.8
Other long-term liabilities	2,092.9	2,115.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 670,000 and 745,410 shares issued and outstanding as of September 10, 2022 and February 26, 2022, respectively	612.2	681.1
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of September 10, 2022 and 653,776 shares issued and outstanding as of February 26, 2022	—	597.4

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of September 10, 2022 and February 26, 2022	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 590,563,148 and 587,904,283 shares issued as of September 10, 2022 and February 26, 2022, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of September 10, 2022 and February 26, 2022	—	—
Additional paid-in capital	2,022.5	2,032.2
Treasury stock, at cost, 57,300,605 and 99,640,065 shares held as of September 10, 2022 and February 26, 2022, respectively	(947.4)	(1,647.4)
Accumulated other comprehensive income	66.1	69.0
Retained earnings	3,239.9	2,564.9
Total stockholders' equity	4,387.0	3,024.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,754.1	$28,123.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Net sales and other revenue	$17,919.4	$16,505.7	$41,229.7	$37,775.1
Cost of sales	12,914.8	11,788.7	29,680.1	26,867.1
Gross margin	5,004.6	4,717.0	11,549.6	10,908.0

Selling and administrative expenses	4,487.6	4,231.3	10,351.9	9,734.9
(Gain) loss on property dispositions and impairment losses, net	(14.0)	(0.2)	(93.4)	0.1
Operating income	531.0	485.9	1,291.1	1,173.0

Interest expense, net	89.8	109.3	228.7	262.6
Other income, net	(18.9)	(18.9)	(25.2)	(62.4)
Income before income taxes	460.1	395.5	1,087.6	972.8

Income tax expense	117.4	100.3	260.7	232.8
Net income	$342.7	$295.2	$826.9	$740.0

Other comprehensive income (loss), net of tax
Recognition of pension gain	0.1	15.1	0.3	15.2
Other	(0.2)	—	(3.2)	—
Other comprehensive (loss) income	$(0.1)	$15.1	$(2.9)	$15.2

Comprehensive income	$342.6	$310.3	$824.0	$755.2

Net income per Class A common share
Basic net income per Class A common share	$0.61	$0.55	$1.44	$1.27
Diluted net income per Class A common share	0.59	0.52	1.43	1.26

Weighted average Class A common shares outstanding (in millions)
Basic	531.9	465.3	521.3	465.2
Diluted	576.3	573.0	525.9	470.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 10, 2022	September 11, 2021
Cash flows from operating activities:
Net income	$826.9	$740.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(93.4)	0.1
Depreciation and amortization	959.8	883.2
Operating lease right-of-use assets amortization	349.4	333.0
LIFO expense	116.9	29.1
Deferred income tax	58.3	43.0
Contributions to pension and post-retirement benefit plans, net of (income) expense	(16.1)	(47.5)
Gain on interest rate swaps and energy hedges, net	(14.9)	(7.5)
Deferred financing costs	9.1	11.1
Equity-based compensation expense	63.2	49.0
Other	(10.8)	(21.2)
Changes in operating assets and liabilities:
Receivables, net	(92.5)	(6.4)
Inventories, net	(362.5)	93.0
Accounts payable, accrued salaries and wages and other accrued liabilities	43.5	229.2
Operating lease liabilities	(265.4)	(249.3)
Self-insurance assets and liabilities	35.1	36.3
Other operating assets and liabilities	45.5	22.6
Net cash provided by operating activities	1,652.1	2,137.7

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(23.5)
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,060.7)	(822.5)
Proceeds from sale of long-lived assets	94.2	24.6
Other investing activities	(11.2)	30.9
Net cash used in investing activities	(977.7)	(790.5)

Cash flows from financing activities:
Payments on long-term borrowings	(0.2)	(0.5)
Payments of obligations under finance leases	(29.9)	(32.2)
Dividends paid on common stock	(126.7)	(93.0)
Dividends paid on convertible preferred stock	(34.5)	(59.1)
Employee tax withholding on vesting of restricted stock units	(40.3)	(11.8)
Other financing activities	5.0	(17.8)
Net cash used in financing activities	(226.6)	(214.4)

Net increase in cash and cash equivalents and restricted cash	447.8	1,132.8
Cash and cash equivalents and restricted cash at beginning of period	2,952.6	1,767.6
Cash and cash equivalents and restricted cash at end of period	$3,400.4	$2,900.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6
Equity-based compensation	—	—	35.3	—	—	—	—	35.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,479,845	—	(37.3)	—	—	—	—	(37.3)
Convertible preferred stock conversions	—	—	(32.5)	(40,863,977)	675.6	—	—	643.1
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.0)	(63.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(13.7)	(13.7)
Net income	—	—	—	—	—	—	484.2	484.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Other activity	—	—	0.5	—	—	—	(0.3)	0.2
Balance as of June 18, 2022	590,384,128	$5.9	$1,998.2	58,776,088	$(971.8)	$66.2	$2,972.1	$4,070.6
Equity-based compensation	—	—	27.9	—	—	—	—	27.9
Shares issued and employee tax withholding on vesting of restricted stock units	179,020	—	(3.0)	—	—	—	—	(3.0)
Convertible preferred stock conversions	—	—	(1.2)	(1,475,483)	24.4	—	—	23.2
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.7)	(63.7)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(10.4)	(10.4)
Net income	—	—	—	—	—	—	342.7	342.7
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	—	(0.1)
Other activity	—	—	0.6	—	—	—	(0.8)	(0.2)
Balance as of September 10, 2022	590,563,148	$5.9	$2,022.5	57,300,605	$(947.4)	$66.1	$3,239.9	$4,387.0

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	945,942	—	(10.0)	—	—	—	—	(10.0)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(36.4)	(36.4)
Net income	—	—	—	—	—	—	444.8	444.8
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Other activity	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 19, 2021	586,520,608	$5.9	$1,911.1	120,009,647	$(1,907.0)	$63.6	$1,624.8	$1,698.4
Equity-based compensation	—	—	26.8	—	—	—	—	26.8
Shares issued and employee tax withholding on vesting of restricted stock units	147,495	—	(1.8)	—	—	—	—	(1.8)
Cash dividends declared on common stock ($0.10 per common share)	—	—	—	—	—	—	(46.5)	(46.5)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(27.3)	(27.3)
Net income	—	—	—	—	—	—	295.2	295.2
Other comprehensive income, net of tax	—	—	—	—	—	15.1	—	15.1
Balance as of September 11, 2021	586,668,103	$5.9	$1,936.1	120,009,647	$(1,907.0)	$78.7	$1,846.2	$1,959.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 26, 2022 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2022. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 10, 2022 and September 11, 2021.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $8.0 million and $50.6 million of restricted cash as of September 10, 2022 and February 26, 2022, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or item-cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $54.8 million and $14.6 million for the 12 weeks ended September 10, 2022 and September 11, 2021, respectively, and $116.9 million and $29.1 million for the 28 weeks ended September 10, 2022 and September 11, 2021, respectively.

Convertible Preferred Stock: During the 12 weeks ended September 10, 2022, certain holders of the Company's Series A convertible preferred stock converted approximately 25,411 shares of Series A preferred stock into 1,475,483 shares of the Company's Class A common stock, which were issued from treasury stock. Subsequent to the end of the 12 weeks ended September 10, 2022, certain holders of the Series A preferred stock converted approximately 26,000 shares of Series A preferred stock into 1,509,653 shares of the Company's Class A common stock. The Company has issued, through October 14, 2022, in the aggregate, 64,218,695 shares of Class A common stock to holders of Series A preferred stock and Series A-1 preferred stock (together, the "Convertible Preferred Stock") with the conversion of the Series A-1 preferred stock being completed during the first quarter of fiscal 2022 as previously reported. These non-cash conversions represent approximately 63% of the originally issued Convertible Preferred Stock.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred Stock). The real estate agreement provides that the Company may require the release of properties and/or cash from the escrow account if the holders of Convertible Preferred Stock convert their shares into Class A Common Stock, provided that certain conversion thresholds are met. During the 12 weeks ended

September 10, 2022, due to the non-cash conversions of Convertible Preferred Stock to Class A common stock discussed above, real estate properties and cash of $36.5 million, representing approximately 60% of the original $2.9 billion, were released from the restricted escrow account, and the real estate properties were transferred from the real estate subsidiary to operating subsidiaries. For additional information related to the Convertible Preferred Stock and the Investor Exchange Right, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 9" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Income taxes: Income tax expense was $117.4 million, representing a 25.5% effective tax rate, for the 12 weeks ended September 10, 2022. Income tax expense was $100.3 million, representing a 25.4% effective tax rate for the 12 weeks ended September 11, 2021. The Company's effective tax rate for both the 12 weeks ended September 10, 2022 and September 11, 2021 differs from the federal income tax statutory rate of 21% primarily due to state income taxes.

Income tax expense was $260.7 million, representing a 24.0% effective tax rate, for the 28 weeks ended September 10, 2022. The Company's effective tax rate for the 28 weeks ended September 10, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by vesting of equity-based compensation. Income tax expense was $232.8 million, representing a 23.9% effective tax rate, for the 28 weeks ended September 11, 2021. The Company's effective tax rate for the 28 weeks ended September 11, 2021 differs from the federal income tax statutory rate of 21% primarily due to state income taxes.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the product. Third-party receivables from pharmacy sales were $275.4 million and $247.5 million as of September 10, 2022 and February 26, 2022, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 10, 2022 and February 26, 2022.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $99.0 million and $104.3 million as of September 10, 2022 and February 26, 2022, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 10, 2022		September 11, 2021		September 10, 2022		September 11, 2021
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,004.5	50.3%	$8,388.8	50.8%	$20,450.5	49.6%	$19,131.5	50.6%
Fresh (3)	5,944.5	33.2	5,679.3	34.4	13,826.0	33.5	13,091.8	34.7
Pharmacy	1,476.3	8.2	1,253.4	7.6	3,399.8	8.3	2,982.0	7.9
Fuel	1,202.8	6.7	918.5	5.6	2,857.5	6.9	1,967.8	5.2
Other (4)	291.3	1.6	265.7	1.6	695.9	1.7	602.0	1.6
Net sales and other revenue	$17,919.4	100.0%	$16,505.7	100.0%	$41,229.7	100.0%	$37,775.1	100.0%
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

The following table presents certain assets which were measured at fair value on a recurring basis as of September 10, 2022 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$18.0	$4.5	$13.5	$—
Non-current investments (2)	99.9	—	99.9	—
Derivative contracts (3)	17.0	—	17.0	—
Total	$134.9	$4.5	$130.4	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 10, 2022, the fair value of total debt was $7,030.8 million compared to the carrying value of $7,484.3 million, excluding debt discounts and deferred financing costs. As of February 26, 2022, the fair value of total debt was $7,531.5 million compared to the carrying value of $7,484.6 million, excluding debt discounts and deferred financing costs.

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

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 10, 2022 and February 26, 2022, net of unamortized debt discounts of $39.4 million and $41.4 million, respectively, and deferred financing costs of $51.1 million and $57.5 million, respectively, consisted of the following (in millions):

	September 10, 2022	February 26, 2022
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,498.6	$6,492.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.7	374.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	474.4	472.6
Other financing obligations	29.0	29.1
Mortgage notes payable, secured	17.1	17.1
Finance lease obligations	539.0	579.4
Total debt	7,932.8	7,965.1
Less current maturities	(826.0)	(828.8)
Long-term portion	$7,106.8	$7,136.3

ABL Facility

As of September 10, 2022 and February 26, 2022, there were no amounts outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $239.6 million and $249.4 million, respectively.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Estimated return on plan assets	$(21.4)	$(24.5)	$—	$—
Service cost	4.5	5.1	—	—
Interest cost	11.9	9.7	0.1	0.1
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss (gain)	0.1	0.2	(0.1)	(0.1)
Settlement gain	—	(14.3)	—	—
(Income) expense, net	$(4.8)	$(23.8)	$—	$—

	28 weeks ended
	Pension		Other post-retirement benefits
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Estimated return on plan assets	$(50.0)	$(57.2)	$—	$—
Service cost	10.7	12.0	—	—
Interest cost	27.7	22.7	0.2	0.2
Amortization of prior service cost	0.2	0.1	—	—
Amortization of net actuarial loss (gain)	0.3	0.5	(0.2)	(0.3)
Settlement gain	—	(14.3)	—	—
(Income) expense, net	$(11.1)	$(36.2)	$—	$(0.1)

The Company contributed $1.8 million and $5.0 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 10, 2022, respectively. For the 12 and 28 weeks ended September 11, 2021, the Company contributed $9.2 million and $11.2 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $17.0 million to these plans for the remainder of fiscal 2022.

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

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance ("SFA") program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation ("PBGC") to pay pension benefits through the plan year ending 2051. In the fourth quarter of fiscal 2021, the Combined Plan submitted its application to receive SFA. During the first quarter of fiscal 2022, the Combined Plan received approval and payment from the PBGC for $1.2 billion in SFA.

During the 12 weeks ended September 10, 2022, the PBGC issued the final rule with respect to the SFA program which allowed for both additional funding and the investment of one third of the SFA funds into return-seeking investments. Based on the final rule, on August 8, 2022, the Combined Plan submitted a supplemented application for additional funding of approximately $120 million. The Combined Plan is now expected to remain solvent and therefore the Company currently does not expect to have any funding requirements for the Excess Plan. As a result, during the 12 weeks ended September 10, 2022, the Company recorded a non-cash pre-tax gain of $19.0 million to remove the pension liability for the Excess Plan. For additional information, including a description and definition of the Combined Plan, as well as the impact on the Excess Plan, as defined therein, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $1.7 million as of September 10, 2022 and $9.2 million as of February 26, 2022.

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

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. The Seventh Circuit Court of Appeals affirmed the judgment in the Company's favor on April 5, 2022. On August 3, 2022, relators filed a petition seeking review by the U.S. Supreme Court.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. On August 12, 2021, the Court of Appeals for the Seventh Circuit affirmed the grant of summary judgment in the Company's favor. On September 23, 2021, the relators filed a petition for rehearing en banc with the Seventh Circuit. On December 3, 2021, the Seventh Circuit denied relators' petition. On April 1, 2022, relators filed a petition seeking review by the U.S. Supreme Court.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 100 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. § 1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where trial began on September 6, 2022. Prior to the start of trial, the Company reached an agreement in principle to settle the New Mexico matter. The parties are presently working to finalize the terms of that New Mexico settlement. The Company has also reached an agreement in principle to settle a matter pending in Nevada state court. The parties are presently working to finalize the terms of that Nevada settlement. The Company has recorded an estimated liability for these pending settlements. For the remaining claims, the Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. Cases filed by Tarrant County (Texas), Santa Fe County (New Mexico), and Washington County (Utah) are proceeding through discovery. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

Oregon Class Action: A putative class action complaint entitled Schearon Stewart and Jason Stewart v. Safeway Inc. is pending in Circuit Court, County of Multnomah, State of Oregon, alleging that Safeway engaged in unfair trade practices, in violation of Oregon's Unlawful Trade Practices Act (ORS 646.608), regarding the sale of certain meat products in 2015 and 2016 in the state of Oregon with its "Buy One, Get One Free" and similar promotions. Safeway denies plaintiffs' claim and is vigorously defending itself in the matter. The Company has recorded an estimated liability for this matter.

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

NOTE 6 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those from investments by or distributions to the stockholders. Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period, net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 10, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from accumulated other comprehensive income (1)	0.3	0.3	—
Tax benefit	1.1	—	1.1
Current-period other comprehensive (loss) income, net of tax	(2.9)	0.3	(3.2)
Ending AOCI balance	$66.1	$67.4	$(1.3)

	28 weeks ended September 11, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$63.5	$61.3	$2.2
Other comprehensive income before reclassifications	34.3	34.3	—
Amounts reclassified from accumulated other comprehensive income (1)	(14.0)	(14.0)	—
Tax expense	(5.1)	(5.1)	—
Current-period other comprehensive income, net of tax	15.2	15.2	—
Ending AOCI balance	$78.7	$76.5	$2.2
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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Basic net income per Class A common share
Net income	$342.7	$295.2	$826.9	$740.0
Accrued dividends on Convertible Preferred Stock	(10.4)	(27.3)	(24.1)	(63.7)
Earnings allocated to Convertible Preferred Stock	(8.8)	(11.0)	(52.6)	(84.2)
Net income allocated to Class A common stockholders - Basic	$323.5	$256.9	$750.2	$592.1

Weighted average Class A common shares outstanding - Basic (1)	531.9	465.3	521.3	465.2

Basic net income per Class A common share	$0.61	$0.55	$1.44	$1.27

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$323.5	$256.9	$750.2	$592.1
Accrued dividends on Convertible Preferred Stock	10.4	27.3	—	—
Earnings allocated to Convertible Preferred Stock	8.8	11.0	—	—
Net income allocated to Class A common stockholders - Diluted	$342.7	$295.2	$750.2	$592.1

Weighted average Class A common shares outstanding - Basic (1)	531.9	465.3	521.3	465.2
Dilutive effect of:
Restricted stock units and awards	4.5	6.1	4.6	5.4
Convertible Preferred Stock (2)	39.9	101.6	—	—
Weighted average Class A common shares outstanding - Diluted (3)	576.3	573.0	525.9	470.6

Diluted net income per Class A common share	$0.59	$0.52	$1.43	$1.26
(1) The number of Class A common shares remaining to be issued for the 12 and 28 weeks ended September 10, 2022 and September 11, 2021 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 28 weeks ended September 10, 2022 and September 11, 2021, 49.1 million and 101.6 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 10, 2022 and September 11, 2021 were not material.

NOTE 8 - SUBSEQUENT EVENTS

On October 13, 2022 Albertsons Companies, Inc. (the "Company"), The Kroger Co. ("Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, (i) each share of Class A common stock, par value $0.01 per share, of the Company ("Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Series A preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock") issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share is subject to certain reductions described below.

In connection with the Merger Agreement, on October 14, 2022, the Company declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend, not to exceed $4 billion, is payable on November 7, 2022, to stockholders of record as of the close of business on October 24, 2022, and will be funded using approximately $2.5 billion of cash on hand with the remainder in borrowings under the Company's existing ABL Facility.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Parent expect to make divestitures of stores owned by the Company and Parent. As described in the Merger Agreement and subject to the outcome of the divestiture process and negotiations with applicable government authorities, the Company is prepared to establish a Company subsidiary ("SpinCo") as part of this process. SpinCo would be spun-off to Company shareholders not later than as of the closing of the Merger (the "Closing") and operate as a standalone public company. The Company and the Parent have agreed to work together to determine which stores would comprise SpinCo, as well as the pro forma capitalization of SpinCo. The per share cash purchase price payable to Company shareholders in the Merger would be reduced by an amount equal to (i) three times four-wall adjusted EBITDA for the stores contributed to SpinCo divided by the number of shares of Company Common Stock (including shares of Company Common Stock issuable upon conversion of Company Preferred Stock) outstanding as of the record date for the spin-off plus (ii) the Special Dividend.

At the Effective Time, each outstanding equity award denominated in shares of Company Common Stock will be converted into a corresponding award with respect to shares of Parent common stock (the "Converted Awards"). The Converted Awards will remain outstanding and subject to the same terms and conditions (including vesting and forfeiture terms) as were applied to the corresponding Company equity award immediately prior to the Effective Time; provided that any Company equity award with a performance-based vesting condition will have such vesting condition deemed satisfied at (i) the greater of target performance and actual performance (for such awards subject to an open performance period at the Effective Time) and (ii) target performance (for such awards subject to a performance period that begins after the Effective Time). For purposes of the conversion described above, the number of shares of Parent common stock subject to a Converted Award will be based upon the number of shares of Company Common Stock subject to such Company equity award immediately prior to the Effective Time multiplied by an exchange ratio equal to (i) $34.10 less the Special Dividend divided by (ii) the average closing price of shares of Parent common stock for five trading days preceding the Closing.

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements include:
•    changes in macroeconomic conditions and uncertainty regarding the geopolitical environment;
•    rates of food price inflation or deflation, as well as fuel and commodity prices;
•    changes in market interest rates and wage rates;
•    changes in retail consumer behavior, including in the digital space;
•    ability to attract and retain qualified associates and negotiate acceptable contracts with labor unions;
•    failure to achieve productivity initiatives, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all, or to close the transactions contemplated by the Merger Agreement;
•    availability and cost of goods used in our food products;
•    challenges with our supply chain;
•    cybersecurity events affecting us and related costs and impact to the business; and
•    health epidemics and pandemics including the continued impact of the COVID-19 pandemic, about which there are still many unknowns and the extent of their impact on our business and the communities we serve.

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

Additional Information and Where to Find It

The Company expects to prepare an information statement on Schedule 14C for its stockholders with respect to the approval of the merger between the Company and Kroger. When completed, the information statement will be mailed to the Company's stockholders. You may obtain copies of all documents filed by the Company with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the Company's website at https://www.albertsonscompanies.com/investors/overview/.

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

SECOND QUARTER OF FISCAL 2022 OVERVIEW

As of September 10, 2022, we operated 2,272 retail food and drug stores with 1,722 pharmacies, 402 associated fuel centers, 22 dedicated distribution centers and 19 manufacturing facilities. During the second quarter of fiscal 2022, we executed on our Customer for Life strategy as we continued to invest in our strategic priorities, including deepening our digital connection and engagement with our customers, differentiating our store experience, enhancing what we offer and modernizing our capabilities. Identical sales increased 7.4%, excluding fuel, during the second quarter of fiscal 2022.

Recent Developments

On October 13, 2022 Albertsons Companies, Inc. (the "Company"), The Kroger Co. ("Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, (i) each share of Class A common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Series A preferred stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share is subject to certain reductions as described in Note 8 - Subsequent Events in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

In connection with the Merger Agreement, on October 14, 2022, the Company declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend, not to exceed $4 billion, is payable on November 7, 2022, to stockholders of record as of the close of business on October 24, 2022, and will be funded using approximately $2.5 billion of cash on hand with the remainder in borrowings under the Company's existing ABL Facility.

Second quarter of fiscal 2022 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2022 include:
•Identical sales increased 7.4%
•Digital sales increased 36%
•Loyalty members increased 16% to 31.8 million
•Net income of $343 million, or $0.59 per Class A common share
•Adjusted net income of $418 million, or $0.72 per Class A common share
•Adjusted EBITDA of $1,049 million

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Stores, beginning of period	2,273	2,278	2,276	2,277
Acquired	—	—	—	1
Opened	1	1	1	6
Closed	(2)	(1)	(5)	(6)
Stores, end of period	2,272	2,278	2,272	2,278
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Less than 30,000	218	223	9.6%	9.8%	4.9	5.1
30,000 to 50,000	780	786	34.3%	34.5%	32.7	32.9
More than 50,000	1,274	1,269	56.1%	55.7%	75.3	75.0
Total Stores	2,272	2,278	100.0%	100.0%	112.9	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of Fiscal 2022 and the First 28 weeks of Fiscal 2022 to the Second Quarter of Fiscal 2021 and the First 28 weeks of Fiscal 2021.
The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2022 ("second quarter of fiscal 2022" and "first 28 weeks of fiscal 2022") to the 12 and 28 weeks ended September 11, 2021 ("second quarter of fiscal 2021" and "first 28 weeks of fiscal 2021") (dollars in millions, except per share data).

	12 weeks ended
	September 10, 2022	% of Sales	September 11, 2021	% of Sales
Net sales and other revenue	$17,919.4	100.0%	$16,505.7	100.0%
Cost of sales	12,914.8	72.1	11,788.7	71.4
Gross margin	5,004.6	27.9	4,717.0	28.6
Selling and administrative expenses	4,487.6	25.0	4,231.3	25.6
Gain on property dispositions and impairment losses, net	(14.0)	(0.1)	(0.2)	—
Operating income	531.0	3.0	485.9	3.0
Interest expense, net	89.8	0.5	109.3	0.7
Other income, net	(18.9)	(0.1)	(18.9)	(0.1)
Income before income taxes	460.1	2.6	395.5	2.4
Income tax expense	117.4	0.7	100.3	0.6
Net income	$342.7	1.9%	$295.2	1.8%

Basic net income per Class A common share	$0.61		$0.55
Diluted net income per Class A common share	0.59		0.52

	28 weeks ended
	September 10, 2022	% of Sales	September 11, 2021	% of Sales
Net sales and other revenue	$41,229.7	100.0%	$37,775.1	100.0%
Cost of sales	29,680.1	72.0	26,867.1	71.1
Gross margin	11,549.6	28.0	10,908.0	28.9
Selling and administrative expenses	10,351.9	25.1	9,734.9	25.8
(Gain) loss on property dispositions and impairment losses, net	(93.4)	(0.2)	0.1	—
Operating income	1,291.1	3.1	1,173.0	3.1
Interest expense, net	228.7	0.6	262.6	0.7
Other income, net	(25.2)	(0.1)	(62.4)	(0.2)
Income before income taxes	1,087.6	2.6	972.8	2.6
Income tax expense	260.7	0.6	232.8	0.6
Net income	$826.9	2.0%	$740.0	2.0%

Basic net income per Class A common share	$1.44		$1.27
Diluted net income per Class A common share	1.43		1.26

Net Sales and Other Revenue
Net sales and other revenue increased 8.6% to $17,919.4 million for the second quarter of fiscal 2022 from $16,505.7 million for the second quarter of fiscal 2021. The increase in Net sales and other revenue was driven by our 7.4% increase in identical sales and higher fuel sales, with retail price inflation driving the identical sales increase.
Net sales and other revenue increased 9.1% to $41,229.7 million for the first 28 weeks of fiscal 2022 from $37,775.1 million for the first 28 weeks of fiscal 2021. The increase in Net sales and other revenue was driven by our 7.1% increase in identical sales and higher fuel sales, with retail price inflation driving the identical sales increase.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 10, 2022 and the 12 and 28 weeks ended September 11, 2021, respectively, were:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Identical sales, excluding fuel	7.4%	1.5%	7.1%	(5.3)%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 10, 2022		September 11, 2021		September 10, 2022		September 11, 2021
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,004.5	50.3%	$8,388.8	50.8%	$20,450.5	49.6%	$19,131.5	50.6%
Fresh (3)	5,944.5	33.2	5,679.3	34.4	13,826.0	33.5	13,091.8	34.7
Pharmacy	1,476.3	8.2	1,253.4	7.6	3,399.8	8.3	2,982.0	7.9
Fuel	1,202.8	6.7	918.5	5.6	2,857.5	6.9	1,967.8	5.2
Other (4)	291.3	1.6	265.7	1.6	695.9	1.7	602.0	1.6
Net sales and other revenue	$17,919.4	100.0%	$16,505.7	100.0%	$41,229.7	100.0%	$37,775.1	100.0%
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

Gross margin rate decreased to 27.9% during the second quarter of fiscal 2022 compared to 28.6% during the second quarter of fiscal 2021. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 43 basis points compared to the second quarter of fiscal 2021. The decrease was primarily driven by increases in product and supply chain costs, increases in picking and delivery costs related to the growth in digital sales, and fewer COVID-19 vaccines in the second quarter of fiscal 2022, partially offset by the benefits of ongoing productivity initiatives.
Gross margin rate decreased to 28.0% during the first 28 weeks of fiscal 2022 compared to 28.9% during the first 28 weeks of fiscal 2021. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 34 basis points compared to the first 28 weeks of fiscal 2021. The decrease was primarily driven by increases in product and supply chain costs, fewer COVID-19 vaccines in the first 28 weeks of fiscal 2022, partially offset by the benefits of ongoing productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.0% of Net sales and other revenue during the second quarter of fiscal 2022 compared to 25.6% during the second quarter of fiscal 2021. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 31 basis points. The decrease in Selling and administrative expenses was primarily attributable to the benefit of ongoing productivity initiatives, together with lower COVID-19 related expenses and sales leverage, partially offset by investments related to the acceleration of our digital and omnichannel capabilities, market-driven wage rate increases and higher depreciation and amortization.
Selling and administrative expenses decreased to 25.1% of Net sales and other revenue during the first 28 weeks of fiscal 2022 compared to 25.8% during the first 28 weeks of fiscal 2021. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 22 basis points. The decrease in Selling and administrative expenses was primarily attributable to the benefit of ongoing productivity initiatives, together with lower COVID-19 related expenses and sales leverage, partially offset by investments related to the acceleration of our digital and omnichannel capabilities, market-driven wage rate increases, higher depreciation and amortization and higher equity-based compensation expense.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2022, net gain on property dispositions and impairment losses was $14.0 million, driven by $14.5 million of gains primarily from the sale of real estate assets, partially offset by $0.5 million of asset impairments. For the second quarter of fiscal 2021, net gain on property dispositions and impairment losses was $0.2 million, primarily driven by $6.2 million of gains from the sale of assets, partially offset by $6.0 million of intangible asset impairment.

For the first 28 weeks of fiscal 2022, net gain on property dispositions and impairment losses was $93.4 million, driven by $94.6 million of gains primarily from the sale of real estate assets, partially offset by $1.2 million of asset impairments. For the first 28 weeks of fiscal 2021, net loss on property dispositions and impairment losses was $0.1 million, primarily driven by $15.9 million of asset impairments, primarily related to right-of-use assets and intangible assets, partially offset by $15.8 million of gains from the sale of assets.

Interest Expense, Net

Interest expense, net was $89.8 million during the second quarter of fiscal 2022 compared to $109.3 million during the second quarter of fiscal 2021. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during the second quarter of fiscal 2022 was 5.3%, excluding deferred financing costs and original issue discount, compared to 5.4% during the second quarter of fiscal 2021.

Interest expense, net was $228.7 million during the first 28 weeks of fiscal 2022 compared to $262.6 million during the first 28 weeks of fiscal 2021. The decrease in interest expense was primarily attributable to lower average outstanding borrowings and lower average interest rates. The weighted average interest rate during first 28 weeks of fiscal 2022 was 5.3%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.5% during the first 28 weeks of fiscal 2021.

Other Income, Net

For both the second quarter of fiscal 2022 and second quarter of fiscal 2021, Other income, net was $18.9 million. Other income, net during the second quarter of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense, income related to our equity investment and unrealized gains from non-operating investments. Other income, net during the second quarter of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense, including pension settlement gain, and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

For the first 28 weeks of fiscal 2022, Other income, net was $25.2 million compared to $62.4 million for the first 28 weeks of fiscal 2021. Other income, net during the first 28 weeks of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the first 28 weeks of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement expense, including pension settlement gain, realized gains from sale of non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $117.4 million, representing a 25.5% effective tax rate, for the second quarter of fiscal 2022. Income tax expense was $100.3 million, representing a 25.4% effective tax rate, for the second quarter of fiscal 2021.

Income tax expense was $260.7 million, representing a 24.0% effective tax rate, for the first 28 weeks of fiscal 2022. Income tax expense was $232.8 million, representing a 23.9% effective tax rate, for the first 28 weeks of fiscal 2021.

Net Income and Adjusted Net Income

Net income was $342.7 million, or $0.59 per Class A common share, during the second quarter of fiscal 2022 compared to $295.2 million, or $0.52 per Class A common share, during the second quarter of fiscal 2021. Adjusted net income was $418.3 million, or $0.72 per Class A common share, during the second quarter of fiscal 2022 compared to $369.5 million, or $0.64 per Class A common share, during the second quarter of fiscal 2021.

Net income was $826.9 million, or $1.43 per Class A common share, during the first 28 weeks of fiscal 2022 compared to $740.0 million, or $1.26 per Class A common share, during the first 28 weeks of fiscal 2021. Adjusted net income was $1,000.3 million, or $1.72 per Class A common share, during the first 28 weeks of fiscal 2022 compared to $887.0 million, or $1.53 per Class A common share, during the first 28 weeks of fiscal 2021.

Adjusted EBITDA

For the second quarter of fiscal 2022, Adjusted EBITDA was $1,048.5 million, or 5.9% of Net sales and other revenue, compared to $965.4 million, or 5.8% of Net sales and other revenue, for the second quarter of fiscal 2021. For the first 28 weeks of fiscal 2022, Adjusted EBITDA was $2,468.8 million, or 6.0% of Net sales and other revenue, compared to $2,273.5 million, or 6.0% of Net sales and other revenue for the first 28 weeks of fiscal 2021.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Numerator:

Net income	$342.7	$295.2	$826.9	$740.0
Adjustments:
Loss (gain) on interest rate swaps and energy hedges, net (d)	3.6	(1.2)	(14.9)	(7.5)
Business transformation (1)(b)	13.5	14.8	47.3	35.6
Equity-based compensation expense (b)	27.9	26.8	63.2	49.0
(Gain) loss on property dispositions and impairment losses, net	(14.0)	(0.2)	(93.4)	0.1
LIFO expense (a)	54.8	14.6	116.9	29.1
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	3.9	18.3	9.8	47.4
Amortization of debt discount and deferred financing costs (c)	3.9	4.7	9.0	11.1
Amortization of intangible assets resulting from acquisitions (b)	12.0	11.5	27.4	27.6
Combined Plan (b)	(19.0)	—	(19.0)	—
Miscellaneous adjustments (3)(f)	15.8	8.5	82.8	1.2
Tax impact of adjustments to Adjusted net income	(26.8)	(23.5)	(55.7)	(46.6)
Adjusted net income	$418.3	$369.5	$1,000.3	$887.0

Denominator:

Weighted average Class A common shares outstanding - diluted	576.3	573.0	525.9	470.6
Adjustments:
Convertible Preferred Stock (4)	—	—	49.1	101.6
Restricted stock units and awards (5)	6.5	8.1	6.3	8.8
Adjusted weighted average Class A common shares outstanding - diluted	582.8	581.1	581.3	581.0

Adjusted net income per Class A common share - diluted	$0.72	$0.64	$1.72	$1.53

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Net income per Class A common share - diluted	$0.59	$0.52	$1.43	$1.26
Convertible Preferred Stock (4)	—	—	0.01	0.03
Non-GAAP adjustments (6)	0.14	0.13	0.30	0.26
Restricted stock units and awards (5)	(0.01)	(0.01)	(0.02)	(0.02)
Adjusted net income per Class A common share - diluted	$0.72	$0.64	$1.72	$1.53

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Adjusted net income (7)	$418.3	$369.5	$1,000.3	$887.0
Tax impact of adjustments to Adjusted net income	26.8	23.5	55.7	46.6
Income tax expense	117.4	100.3	260.7	232.8
Amortization of debt discount and deferred financing costs (c)	(3.9)	(4.7)	(9.0)	(11.1)
Interest expense, net	89.8	109.3	228.7	262.6
Amortization of intangible assets resulting from acquisitions (b)	(12.0)	(11.5)	(27.4)	(27.6)
Depreciation and amortization (e)	412.1	379.0	959.8	883.2
Adjusted EBITDA	$1,048.5	$965.4	$2,468.8	$2,273.5
(1)    Includes costs associated with third-party consulting fees related to our strategic priorities and associated business transformation, as well as closures of operating facilities.
(2)    Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(3)    Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Non-cash lease-related adjustments	$0.8	$1.0	$2.0	$3.1
Lease and lease-related costs for surplus and closed stores	5.4	6.5	12.7	16.7
Net realized and unrealized (gain) loss on non-operating investments	(8.3)	12.8	5.7	(9.7)
Certain legal and regulatory accruals and settlements, net	10.9	(4.1)	43.7	(4.1)
Acquisition and integration costs	(0.7)	3.4	(0.2)	6.9
Other (i)	7.7	(11.1)	18.9	(11.7)
Total miscellaneous adjustments	$15.8	$8.5	$82.8	$1.2
(i) Primarily includes adjustments for unconsolidated equity investments and other costs not considered in our core performance.
(4)    Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP.
(5)    Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.
(6)    Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(7)    See the reconciliation of Net income to Adjusted net income above for further details.

Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Loss (gain) on interest rate swaps and energy hedges, net:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Cost of sales	$3.4	$(1.1)	$(5.5)	$(6.3)
Selling and administrative expenses	0.8	(0.1)	(2.1)	(1.5)
Other income, net	(0.6)	—	(7.3)	0.3
Total Loss (gain) on interest rate swaps and energy hedges, net	$3.6	$(1.2)	$(14.9)	$(7.5)

(e) Depreciation and amortization:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Cost of sales	$38.2	$36.0	$89.7	$86.8
Selling and administrative expenses	373.9	343.0	870.1	796.4
Total Depreciation and amortization	$412.1	$379.0	$959.8	$883.2

(f) Miscellaneous adjustments:

	12 weeks ended		28 weeks ended
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Selling and administrative expenses	$19.7	$6.8	$67.5	$17.1
Other income, net	(3.9)	1.7	15.3	(15.9)
Total Miscellaneous adjustments	$15.8	$8.5	$82.8	$1.2
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 10, 2022	September 11, 2021
Cash and cash equivalents and restricted cash at end of period	$3,400.4	$2,900.4
Cash flows provided by operating activities	1,652.1	2,137.7
Cash flows used in investing activities	(977.7)	(790.5)
Cash flows used in financing activities	(226.6)	(214.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,652.1 million for the first 28 weeks of fiscal 2022 compared to $2,137.7 million for the second quarter of fiscal 2021. The decrease in cash flow from operations compared to the first 28 weeks of fiscal 2021 was due to changes in working capital primarily related to inventory and accounts payable. These decreases were partially offset by an increase in Adjusted EBITDA and less cash paid for interest and income taxes during the first 28 weeks of fiscal 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $977.7 million for the first 28 weeks of fiscal 2022 compared to $790.5 million for the first 28 weeks of fiscal 2021.

For the first 28 weeks of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,060.7 million partially offset by proceeds from the sale of long-lived assets of $94.2 million. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2022 included continued investment in our digital and technology platforms, the completion of 81 remodels and the opening of one new store. For the first 28 weeks of fiscal 2021, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $822.5 million and payments for business acquisitions of $23.5 million, partially offset by proceeds from the sale of long-lived assets of $24.6 million. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2021 included continued investment in our digital and technology platforms, the opening of six new stores and the completion of 76 remodels.

Net Cash Used in Financing Activities

Net cash used in financing activities was $226.6 million during the first 28 weeks of fiscal 2022 compared to $214.4 million during the first 28 weeks of fiscal 2021.

Net cash used in financing activities during the first 28 weeks of fiscal 2022 and the first 28 weeks of fiscal 2021 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units.

Dividends

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Cash dividends paid to holders of the Convertible Preferred Stock were $34.5 million and $59.1 million during the first 28 weeks of fiscal 2022 and first 28 weeks of fiscal 2021, respectively. On September 15, 2022, we declared a quarterly cash dividend of $11.2 million to holders of Convertible Preferred Stock, which was paid on September 30, 2022.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $126.7 million ($0.24 per common share) and $93.0 million ($0.20 per common share) during the first 28 weeks of fiscal 2022 and first 28 weeks of fiscal 2021, respectively. On October 18, 2022, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on November 14, 2022 to stockholders of record as of the close of business on October 31, 2022.

In connection with the Merger Agreement, on October 14, 2022, we declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend, not to exceed $4 billion, is payable on November 7, 2022, to stockholders of record as of the close of business on October 24, 2022, and will be funded using approximately $2.5 billion of cash on hand with the remainder in borrowings under our existing ABL Facility.

Liquidity

We estimate our liquidity needs over the next 12 months to be approximately $10.0 billion, which includes the Special Dividend, anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, dividends on Class A common stock and

Convertible Preferred Stock, operating leases and finance leases. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

As of September 10, 2022, we had no borrowings outstanding under out ABL Facility and total availability of $3,760.4 million (net of letter of credit usage).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Subsequent to the end of the second quarter of fiscal 2022, the Company received notices from certain holders of Convertible Preferred Stock to convert approximately 26,000 shares of Convertible Preferred Stock into shares of common stock. Each share of Convertible Preferred Stock is convertible at a rate of 58.064 shares of common stock (with cash delivered in lieu of any fractional shares of common stock). The Company issued 1,509,653 shares of common stock to such holders of Convertible Preferred Stock. As of the filing date of this Quarterly Report, including the shares of common stock as reported herein, the Company has issued, in the aggregate, approximately 64,218,695 shares of common stock to holders of Convertible Preferred Stock. The shares of common stock were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information
None.
Item 6 - Exhibits

2.1 Agreement and Plan of Merger, dated as of October 13, 2022, by and among Albertsons Companies Inc., the Kroger Co. and Kettle Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2022)

10.1 Amendment No. 1, dated September 9, 2022, to the Lock-Up Agreement dated June 21, 2022 by and between Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.2 Lock-Up Agreement, dated September 9, 2022, by and between Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.3 Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Cerberus (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.4 Lock-Up Agreement, dated October 13, 2022, by and between Albertsons Companies, Inc. and Jubilee Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.5 Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Lubert-Adler (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.6 Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Kimco (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.7 Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Klaff (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.8 Short-term Lock-Up Agreement, dated October 13, 2022, by and between Albertsons Companies, Inc. and HPS (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	October 18, 2022	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 18, 2022	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)