Form 10-Q
period 2022-12-03
Albertsons Companies, Inc.
filed 2023-01-10
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 6, 2023, the registrant had 535,717,480 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	December 3, 2022	February 26, 2022
ASSETS
Current assets
Cash and cash equivalents	$4,412.3	$2,902.0
Receivables, net	704.8	560.6
Inventories, net	5,054.9	4,500.8
Other current assets	513.7	403.0
Total current assets	10,685.7	8,366.4

Property and equipment, net	9,092.9	9,349.6
Operating lease right-of-use assets	5,849.4	5,908.4
Intangible assets, net	2,408.8	2,285.0
Goodwill	1,201.0	1,201.0
Other assets	976.9	1,012.6
TOTAL ASSETS	$30,214.7	$28,123.0

LIABILITIES
Current liabilities
Accounts payable	$3,977.7	$4,236.8
Accrued salaries and wages	1,506.7	1,554.9
Special dividend payable	3,921.3	—
Current maturities of long-term debt and finance lease obligations	2,025.6	828.8
Current maturities of operating lease obligations	659.3	640.6
Other current liabilities	1,218.4	1,087.4
Total current liabilities	13,309.0	8,348.5

Long-term debt and finance lease obligations	7,091.7	7,136.3
Long-term operating lease obligations	5,435.4	5,419.9
Deferred income taxes	896.9	799.8
Other long-term liabilities	2,083.4	2,115.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 634,000 and 745,410 shares issued and outstanding as of December 3, 2022 and February 26, 2022, respectively	579.3	681.1
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of December 3, 2022 and 653,776 shares issued and outstanding as of February 26, 2022	—	597.4

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of December 3, 2022 and February 26, 2022	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 590,927,798 and 587,904,283 shares issued as of December 3, 2022 and February 26, 2022, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of December 3, 2022 and February 26, 2022	—	—
Additional paid-in capital	2,077.0	2,032.2
Treasury stock, at cost, 55,210,318 and 99,640,065 shares held as of December 3, 2022 and February 26, 2022, respectively	(912.8)	(1,647.4)
Accumulated other comprehensive income	66.1	69.0
(Accumulated deficit) retained earnings	(417.2)	2,564.9
Total stockholders' equity	819.0	3,024.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,214.7	$28,123.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Net sales and other revenue	$18,154.9	$16,728.4	$59,384.6	$54,503.5
Cost of sales	13,033.2	11,898.3	42,713.3	38,765.4
Gross margin	5,121.7	4,830.1	16,671.3	15,738.1

Selling and administrative expenses	4,532.0	4,243.9	14,883.9	13,978.8
Loss (gain) on property dispositions and impairment losses, net	7.3	(13.4)	(86.1)	(13.3)
Operating income	582.4	599.6	1,873.5	1,772.6

Interest expense, net	84.3	111.3	313.0	373.9
Loss on debt extinguishment	—	3.7	—	3.7
Other expense (income), net	1.7	(38.3)	(23.5)	(100.7)
Income before income taxes	496.4	522.9	1,584.0	1,495.7

Income tax expense	120.9	98.4	381.6	331.2
Net income	$375.5	$424.5	$1,202.4	$1,164.5

Other comprehensive income (loss), net of tax
Recognition of pension gain	0.1	0.1	0.4	15.3
Other	(0.1)	(0.2)	(3.3)	(0.2)
Other comprehensive (loss) income	$—	$(0.1)	$(2.9)	$15.1

Comprehensive income	$375.5	$424.4	$1,199.5	$1,179.6

Net income per Class A common share
Basic net income per Class A common share	$0.20	$0.78	$1.74	$1.97
Diluted net income per Class A common share	0.20	0.74	1.72	1.95

Weighted average Class A common shares outstanding (in millions)
Basic	534.6	466.0	525.4	465.4
Diluted	538.6	574.2	529.8	471.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 3, 2022	December 4, 2021
Cash flows from operating activities:
Net income	$1,202.4	$1,164.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(86.1)	(13.3)
Depreciation and amortization	1,380.9	1,273.2
Operating lease right-of-use assets amortization	500.7	478.2
LIFO expense	181.4	58.6
Deferred income tax	101.3	99.4
Contributions to pension and post-retirement benefit plans, net of (income) expense	(34.9)	(73.6)
Gain on interest rate swaps and energy hedges, net	(12.9)	(8.8)
Deferred financing costs	13.0	16.0
Loss on debt extinguishment	—	3.7
Equity-based compensation expense	96.6	75.4
Other	1.9	(48.7)
Changes in operating assets and liabilities:
Receivables, net	(143.8)	(69.6)
Inventories, net	(735.4)	(427.4)
Accounts payable, accrued salaries and wages and other accrued liabilities	33.6	627.6
Operating lease liabilities	(412.0)	(388.2)
Self-insurance assets and liabilities	49.6	34.7
Other operating assets and liabilities	(64.3)	(18.9)
Net cash provided by operating activities	2,072.0	2,782.8

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(25.4)
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,566.9)	(1,216.4)
Proceeds from sale of long-lived assets	99.4	37.8
Other investing activities	(11.2)	26.9
Net cash used in investing activities	(1,478.7)	(1,177.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	1,400.0	—
Payments on long-term borrowings, including ABL facility	(200.5)	(330.6)
Payments of obligations under finance leases	(46.4)	(50.6)
Payment of redemption premium on debt extinguishment	—	(2.9)
Dividends paid on common stock	(190.9)	(149.0)
Dividends paid on convertible preferred stock	(50.2)	(88.6)
Employee tax withholding on vesting of restricted stock units	(42.9)	(28.7)
Other financing activities	5.3	(11.3)
Net cash provided by (used in) financing activities	874.4	(661.7)

Net increase in cash and cash equivalents and restricted cash	1,467.7	944.0
Cash and cash equivalents and restricted cash at beginning of period	2,952.6	1,767.6
Cash and cash equivalents and restricted cash at end of period	$4,420.3	$2,711.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	(Accumulated deficit) retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6
Equity-based compensation	—	—	35.3	—	—	—	—	35.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,479,845	—	(37.3)	—	—	—	—	(37.3)
Convertible preferred stock conversions	—	—	(32.5)	(40,863,977)	675.6	—	—	643.1
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.0)	(63.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(13.7)	(13.7)
Net income	—	—	—	—	—	—	484.2	484.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Other activity	—	—	0.5	—	—	—	(0.3)	0.2
Balance as of June 18, 2022	590,384,128	$5.9	$1,998.2	58,776,088	$(971.8)	$66.2	$2,972.1	$4,070.6
Equity-based compensation	—	—	27.9	—	—	—	—	27.9
Shares issued and employee tax withholding on vesting of restricted stock units	179,020	—	(3.0)	—	—	—	—	(3.0)
Convertible preferred stock conversions	—	—	(1.2)	(1,475,483)	24.4	—	—	23.2
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.7)	(63.7)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(10.4)	(10.4)
Net income	—	—	—	—	—	—	342.7	342.7
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	—	(0.1)
Other activity	—	—	0.6	—	—	—	(0.8)	(0.2)
Balance as of September 10, 2022	590,563,148	$5.9	$2,022.5	57,300,605	$(947.4)	$66.1	$3,239.9	$4,387.0
Equity-based compensation	—	—	27.3	—	—	—	—	27.3
Shares issued and employee tax withholding on vesting of restricted stock units	364,650	—	(2.6)	—	—	—	—	(2.6)
Convertible preferred stock conversions	—	—	(1.7)	(2,090,287)	34.6	—	—	32.9
Special dividend declared ($6.85 per share)	—	—	31.3	—	—	—	(3,952.6)	(3,921.3)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(64.2)	(64.2)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(14.3)	(14.3)
Net income	—	—	—	—	—	—	375.5	375.5
Other activity	—	—	0.2	—	—	—	(1.5)	(1.3)
Balance as of December 3, 2022	590,927,798	$5.9	$2,077.0	55,210,318	$(912.8)	$66.1	$(417.2)	$819.0

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 26, 2022 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2022. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended December 3, 2022 and December 4, 2021.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $8.0 million and $50.6 million of restricted cash as of December 3, 2022 and February 26, 2022, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or item-cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $64.5 million and $29.5 million for the 12 weeks ended December 3, 2022 and December 4, 2021, respectively, and $181.4 million and $58.6 million for the 40 weeks ended December 3, 2022 and December 4, 2021, respectively.

Convertible Preferred Stock: During the 12 and 40 weeks ended December 3, 2022, certain holders of the Company's Series A-1 convertible preferred stock ("Series A-1 preferred stock") and Series A convertible preferred stock ("Series A preferred stock" and together with the Series A-1 preferred stock, the "Convertible Preferred Stock") converted approximately 36,001 and 765,186 shares, respectively, of Convertible Preferred Stock into 2,090,287 and 44,429,747 shares, respectively, of the Company's Class A common stock, which were issued from treasury stock. As of December 3, 2022, the Company has issued in the aggregate 64,799,329 shares of Class A common stock to holders of Convertible Preferred Stock with the conversion of the Series A-1 preferred stock being completed during the first quarter of fiscal 2022 as previously reported. These non-cash conversions represent approximately 64% of the originally issued Convertible Preferred Stock.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred Stock at the time of issue). The real estate agreement provides that the Company may release properties and/or cash from the escrow account if the holders of Convertible Preferred Stock convert their shares into Class A Common Stock, provided that certain conversion thresholds are met. During the second quarter of fiscal 2022, due to the non-cash conversions of Convertible Preferred Stock to Class A common stock discussed above, real estate properties and cash of $36.5 million, representing approximately 60% of the original $2.9 billion, were released from the restricted escrow account, and the real estate properties were transferred from the real estate subsidiary to operating subsidiaries. For additional information related to the Convertible Preferred Stock and the Investor Exchange Right, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 9" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

On October 19, 2022, the Company filed an amendment with the State of Delaware (the "Series A Amendment") to the Certificate of Designations of the Series A preferred stock (as amended, the "Certificate of Designations"), such that the transactions contemplated by the Merger Agreement (as defined in Note 2 - Merger Agreement and Special Dividend) do not constitute a "Fundamental Change" as defined under the Certificate of Designations. Furthermore, under the Series A Amendment, the ability of the Company to deliver a mandatory conversion notice under the Certificate of Designations is temporarily suspended so long as the Merger Agreement has not been terminated. The Series A Amendment also provides that holders of Series A preferred stock will participate in and receive shares of SpinCo (as defined and further described in Note 2 - Merger Agreement and Special Dividend), and no adjustment to the then-applicable conversion rate will occur as a result of such participation. The Company concluded that the Series A Amendment did not result in substantial changes to terms of the Convertible Preferred Stock and as a result, applied modification accounting where it was determined that holders of the Convertible Preferred Stock did not receive any incremental fair value. Furthermore, the Convertible Preferred Stock continues to be classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

Income taxes: Income tax expense was $120.9 million, representing a 24.4% effective tax rate, for the 12 weeks ended December 3, 2022. The Company's effective tax rate for the 12 weeks ended December 3, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by federal tax credits. Income tax expense was $98.4 million, representing a 18.8% effective tax rate for the 12 weeks ended December 4, 2021. The Company's effective tax rate for the 12 weeks ended December 4, 2021 differs from the federal income tax statutory rate of 21% primarily due to incremental discrete state income tax benefits related to expired statutes and audit settlements.

Income tax expense was $381.6 million, representing a 24.1% effective tax rate, for the 40 weeks ended December 3, 2022. The Company's effective tax rate for the 40 weeks ended December 3, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by federal tax credits. Income tax expense was $331.2 million, representing a 22.1% effective tax rate, for the 40 weeks ended December 4, 2021. The Company's effective tax rate for the 40 weeks ended December 4, 2021 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, largely reduced by the recognition of discrete state income tax benefits related to expired statutes and audit settlements.

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

Revenue Recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the product. Third-party receivables from pharmacy sales were $304.4 million and $247.5 million as of December 3, 2022 and February 26, 2022, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of December 3, 2022 and February 26, 2022.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $123.4 million and $104.3 million as of December 3, 2022 and February 26, 2022, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	December 3, 2022		December 4, 2021		December 3, 2022		December 4, 2021
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,255.2	51.0%	$8,519.0	50.9%	$29,705.7	50.0%	$27,650.5	50.7%
Fresh (3)	5,762.6	31.7	5,583.8	33.4	19,588.6	33.0	18,675.6	34.3
Pharmacy	1,724.4	9.5	1,436.7	8.6	5,124.2	8.6	4,418.7	8.1
Fuel	1,111.1	6.1	906.6	5.4	3,968.6	6.7	2,874.4	5.3
Other (4)	301.6	1.7	282.3	1.7	997.5	1.7	884.3	1.6
Net sales and other revenue	$18,154.9	100.0%	$16,728.4	100.0%	$59,384.6	100.0%	$54,503.5	100.0%
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

NOTE 2 - MERGER AGREEMENT AND SPECIAL DIVIDEND

Merger Agreement

On October 13, 2022, the Company, The Kroger Co. ("Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, (i) each share of Class A common stock, par value $0.01 per share, of the Company ("Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Convertible Preferred Stock issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share consideration to be paid by Parent is subject to certain reductions described below.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Parent expect to make divestitures of stores owned by the Company and Parent. As described in the Merger Agreement and subject to the outcome of the divestiture process and negotiations with applicable government authorities, the Company is prepared to establish a Company subsidiary ("SpinCo") as part of this process. The common stock or interests in SpinCo would be distributed to Company stockholders not later than as of the closing of the Merger (the "Closing"), if utilized, and SpinCo would operate as a standalone public company or the equity of SpinCo would be contributed to a trust for later distribution to Company stockholders. The Company and Parent have agreed to work together to determine which stores and other assets, liabilities and employees would comprise SpinCo if required for regulatory clearance, as well as the pro forma capitalization of SpinCo. The $34.10 per share cash purchase price payable to Company stockholders in the Merger would be reduced by an amount equal to (i) three times four-wall EBITDA (as defined in the Merger Agreement) for the stores contributed to SpinCo divided by the number of shares of Company Common Stock (including shares of Company Common Stock issuable upon conversion of Convertible Preferred Stock) outstanding as of the record date for the spin-off plus (ii) the Special Dividend (as defined below).

At the Effective Time, each outstanding equity award denominated in shares of Company Common Stock will be converted into a corresponding award with respect to shares of Parent common stock (the "Converted Awards"). The Converted Awards will remain outstanding and subject to the same terms and conditions (including vesting and forfeiture terms) as were applied to the corresponding Company equity award immediately prior to the Effective Time; provided that any Company equity award with a performance-based vesting condition will have such vesting condition deemed satisfied at (i) the greater of target performance and actual performance (for such awards subject to an open performance period at the Effective Time) and (ii) target performance (for such awards subject to a performance period that begins after the Effective Time). For purposes of the conversion described above, the number of shares of Parent common stock subject to a Converted Award will be based upon the number of shares of Company Common Stock subject to such Company equity award immediately prior to the Effective Time multiplied by an exchange ratio equal to (i) $34.10 less the Special Dividend (as defined below) divided by (ii) the average closing price of shares of Parent common stock for five trading days preceding the Closing.

The Merger Agreement provides for certain termination rights for the Company and Parent, including by mutual written consent and if the closing does not occur on or prior to January 13, 2024 (the "Outside Date"), provided that the Outside Date may be extended by either party for up to 270 days in the aggregate. The Parent will be obligated to pay a termination fee of $600 million if the Merger Agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied. The Merger is expected to close in early 2024, subject to the receipt of required regulatory clearance and other customary closing conditions.

Special Dividend

Separate from the Merger, in connection with the Company's previously-announced Board-led review of potential strategic alternatives to enhance the Company's growth and maximize stockholder value, on October 13, 2022, the Company declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend is payable to stockholders of record, including holders of Series A convertible preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was to be paid on November 7, 2022. On November 1, 2022, the Attorney General for the State of Washington ("Washington Attorney General") filed a motion for a temporary restraining order to prevent the payment of the Special Dividend. On November 3, 2022, a commissioner for the Superior Court of King County (the "Superior Court") issued a temporary restraining order against the payment of the Special Dividend. On December 9, 2022, the Superior Court ruled in favor of the Company and denied the Washington Attorney General's request for a preliminary injunction, but extended the temporary restraining order in order for the Washington Attorney General to seek review from the Washington Supreme Court. That same day, on December 9, 2022, the Washington Attorney General sought review from the Washington Supreme Court, asking that Court to review the denial of the preliminary injunction. On December 19, 2022, the commissioner of the Washington Supreme Court announced that the Court will, sitting en banc, consider the Washington Attorney General's application for review. The commissioner's order also extended the temporary restraining order against the payment of the Special Dividend. On December 28, 2022, the Court scheduled the en banc conference to take place on January 17, 2023. The Company is vigorously defending itself in the lawsuit and believes that the case is without merit. The Special Dividend of $3,921.3 million is recorded in Special dividend payable on the Condensed Consolidated Balance Sheets.

Separately, on November 2, 2022, the Attorneys General for the District of Columbia, California, and Illinois (collectively, the "Attorneys General") filed a motion for a temporary restraining order against the payment of the Special Dividend in federal district court in the District of Columbia. On November 8, 2022, that federal district court denied the motion. On December 1, 2022, the Attorneys General filed a motion for a preliminary injunction to prevent payment of the Special Dividend. On December 12, 2022, the federal district court denied the motion for a preliminary injunction. On that same day, December 12, 2022, the Attorneys General filed a motion with the federal district court for an emergency injunction pending appeal. On December 13, 2022, the Attorneys General filed a notice of appeal to the federal court of appeals for the District of Columbia, and also sought an emergency injunction pending appeal from that court. On December 14, 2022, the federal district court denied the motion for an injunction pending appeal. On December 20, 2022, the federal court of appeals for the District of Columbia also denied the motion of the Attorneys General for an injunction pending appeal.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of December 3, 2022 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$20.8	$4.6	$16.2	$—
Non-current investments (2)	95.2	—	95.2	—
Derivative contracts (3)	11.3	—	11.3	—
Total	$127.3	$4.6	$122.7	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 3, 2022, the fair value of total debt was $8,204.3 million compared to the carrying value of $8,684.0 million, excluding debt discounts and deferred financing costs. As of February 26, 2022, the fair value of total debt was $7,531.5 million compared to the carrying value of $7,484.6 million, excluding debt discounts and deferred financing costs.

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

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of December 3, 2022 and February 26, 2022, net of unamortized debt discounts of $38.4 million and $41.4 million, respectively, and deferred financing costs of $48.4 million and $57.5 million, respectively, consisted of the following (in millions):

	December 3, 2022	February 26, 2022
Senior Unsecured Notes due 2023 to 2030, interest rate range of 3.25% to 7.50%	$6,501.2	$6,492.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.8	374.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	475.4	472.6
ABL Facility	1,200.0	—
Other financing obligations	28.9	29.1
Mortgage notes payable, secured	16.9	17.1
Finance lease obligations	520.1	579.4
Total debt	9,117.3	7,965.1
Less current maturities	(2,025.6)	(828.8)
Long-term portion	$7,091.7	$7,136.3

ABL Facility

On November 2, 2022, the Company provided notice to the lenders to borrow $1,400.0 million under the Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility"), which together with cash on hand was to be used to fund the payment of the Special Dividend. During the 12 weeks ended December 3, 2022, the average interest rate on the ABL Facility was approximately 5.6%.

As of December 3, 2022, $1,200.0 million remained outstanding under the ABL Facility as the Company repaid $200.0 million on December 2, 2022. Though the Special Dividend has not yet been paid, the remaining outstanding balance will be used to facilitate the immediate payment of the Special Dividend once the Company is no longer enjoined from making the payment that is lawfully due to its stockholders (see Note 2 – Merger Agreement and Special Dividend). The outstanding balance is recorded in Current maturities of long-term debt and finance lease obligations as the $1,200.0 million was borrowed with initial interest rate maturity period of 90 days, which can be extended and reset through the maturity date of the ABL Facility of December 20, 2026. Though the Company has the ability to extend the payment on a long-term basis, the Company, at its own discretion, may pay all or a portion of the outstanding balance within the next 12 months with any future surplus cash flows.

There was $56.1 million of letters of credit ("LOC") issued under the LOC sub-facility as of December 3, 2022. As of February 26, 2022, there were no amounts outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $249.4 million.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Estimated return on plan assets	$(21.5)	$(22.1)	$—	$—
Service cost	4.6	4.5	—	—
Interest cost	11.9	8.1	0.1	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss (gain)	0.2	0.1	(0.1)	—
Income, net	$(4.7)	$(9.3)	$—	$—

	40 weeks ended
	Pension		Other post-retirement benefits
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Estimated return on plan assets	$(71.5)	$(79.3)	$—	$—
Service cost	15.3	16.5	—	—
Interest cost	39.6	30.8	0.3	0.2
Amortization of prior service cost	0.3	0.2	—	—
Amortization of net actuarial loss (gain)	0.5	0.6	(0.3)	(0.3)
Settlement gain	—	(14.3)	—	—
Income, net	$(15.8)	$(45.5)	$—	$(0.1)

The Company contributed $14.1 million and $19.1 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 3, 2022, respectively. For the 12 and 40 weeks ended December 4, 2021, the Company contributed $16.8 million and $28.0 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $7.9 million to these plans for the remainder of fiscal 2022.

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

During the second quarter of fiscal 2022, the PBGC issued the final rule with respect to the SFA program which allowed for both additional funding and the investment of one third of the SFA funds into return-seeking investments. Based on the final rule, on August 8, 2022, the Combined Plan submitted a supplemented application for additional funding of approximately $120 million. The Combined Plan is now expected to remain solvent and therefore the Company currently does not expect to have any funding requirements for the Excess Plan. As a result, during the 40 weeks ended December 3, 2022, the Company recorded a non-cash pre-tax gain of $19.0 million to remove the pension liability for the Excess Plan. On December 6, 2022, subsequent to the 12 weeks ended December 3, 2022, the Combined Plan received approval for the additional funding. For additional information, including a description and definition of the Combined Plan, as well as the impact on the Excess Plan, as defined therein, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2022.

Equity-Based Compensation

All unvested equity awards outstanding participate in the Special Dividend, according to the same vesting terms and conditions as the underlying equity award. Unvested equity awards with dividend equivalent rights ("DERs") will receive the Special Dividend through the issuance of additional RSUs, while unvested equity awards without DERs will receive the Special Dividend in cash subject to anti-dilution provisions. For the Special Dividend that will be settled in cash upon vesting, modification accounting was applied to reflect liability classification. The modification did not result in a material impact to the Company's financial position or results of operations. For further description of the Special Dividend, see Note 2 - Merger Agreement and Special Dividend.

Merger-Related Retention Benefits

The Merger Agreement provides for the Company to establish a retention program to promote retention and to incentivize efforts to close the Merger and to ensure a successful and efficient integration process. On December 18, 2022, the retention program was approved, with an aggregate amount of up to $100 million, as amended, covering certain executive officers and employees of the Company. The timing and amounts of the payments related to this retention program will depend on the timing of the anticipated close date of the Merger and executives and certain employees remaining active through the payment dates with 50% of the award being paid upon the close of the Merger and 50% of the award being paid six months after close of the Merger. In the event the Merger Agreement is terminated, 50% of the award will be paid on October 13, 2024 and 50% will be paid on October 13, 2025.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Guarantees

California Department of Industrial Relations: On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide collateral related to certain California self-insured workers' compensation obligations pursuant to applicable regulations. The collateral not covered by the California Self-Insurers' Security Fund is covered by surety bonds for the benefit of the State of

California Office of Self-Insurance Plans. A portion of the surety bonds is covered by irrevocable LOCs. The collateral requirements are adjusted annually based on semi-annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $1.7 million as of December 3, 2022 and $9.2 million as of February 26, 2022.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU have until January 23, 2023, to file an answer to the complaint. Prime has until February 1, 2023, to respond to the third-party complaint filed by the Company and SUPERVALU.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in over 100 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. § 1407. Most of these cases have been stayed pending bellwether trials. At present, the most active case is a matter in New Mexico state court where trial began on September 6, 2022. Prior to the start of trial, the Company reached an agreement in principle to settle the New Mexico matter. The Company has since executed that settlement agreement. The Company also executed an agreement to settle a matter pending in Nevada state court. The Company had recorded an estimated liability for these settlements. For the remaining claims, the Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. Cases filed by Tarrant County (Texas), Dallas County (Texas) and Washington County (Utah) are proceeding through discovery. A case filed by Santa Fe County (New Mexico) has been stayed indefinitely, as that plaintiff county considers possible adoption of the aforementioned settlement executed with the state of New Mexico. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

Oregon Class Action: A class action lawsuit entitled Schearon Stewart and Jason Stewart v. Safeway Inc. is pending in Circuit Court, County of Multnomah, State of Oregon, in which Safeway is alleged to have engaged in unfair trade practices, in violation of Oregon's Unlawful Trade Practices Act (ORS 646.608), regarding the sale of certain meat products in 2015 and 2016 in the state of Oregon with its "Buy One, Get One Free" and similar promotions. Safeway denies plaintiffs' claim and is vigorously defending itself in the matter.

On December 19, 2022, the Company filed a motion for summary judgment which is pending. On December 22, 2022, the Court certified the lawsuit as a class action. Trial is scheduled to commence on March 6, 2023, if Safeway's motion for summary judgment is denied. The Company has recorded an estimated liability for this matter.

FACTA: On May 31, 2019, a putative class action complaint entitled Martin v. Safeway was filed in the California Superior Court for the County of Alameda, alleging the Company failed to comply with the Fair and Accurate Credit Transactions Act ("FACTA") by printing receipts that failed to adequately mask payment card numbers as required by FACTA. The plaintiff claims the violation was "willful" and exposes the Company to statutory damages provided for in FACTA. On January 8, 2020, the Company commenced mediation discussions with plaintiff's counsel and reached a settlement in principle on February 24, 2020. On May 4, 2022, the court approved the negotiated settlement and entered a final judgment dismissing the lawsuit. Pursuant to the settlement, funds have been paid to a claims administrator, who will oversee the processing of claims.

Plated Litigation: On September 1, 2020, a complaint entitled Shareholder Representative Services LLC v. Albertsons Companies Inc. was filed in Delaware Chancery Court where Shareholder Representative Services LLC sued on behalf of former stockholders and rightsholders of DineInFresh, Inc. d/b/a Plated ("Plated"). Plaintiff alleged that, following the Company's acquisition of Plated, pursuant to a September 19, 2017 Agreement and Plan of Merger, the Company intentionally engaged in conduct to prevent Plated from reaching certain milestones that would have resulted in post-acquisition consideration paid to Plated stockholders and rightsholders. Plaintiff alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement. On October 21, 2020, the Company filed a motion to dismiss the complaint. On June 7, 2021, the Court granted the motion in part, dismissing all claims except for the breach-of-contract claim. The Company is vigorously defending itself in the lawsuit and believes that the case is without merit. The Company has recorded an estimated liability for this matter.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 3, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.4)	—	(4.4)
Amounts reclassified from accumulated other comprehensive income (1)	0.5	0.5	—
Tax benefit (expense)	1.0	(0.1)	1.1
Current-period other comprehensive (loss) income, net of tax	(2.9)	0.4	(3.3)
Ending AOCI balance	$66.1	$67.5	$(1.4)

	40 weeks ended December 4, 2021
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$63.5	$61.3	$2.2
Other comprehensive income (loss) before reclassifications	34.1	34.3	(0.2)
Amounts reclassified from accumulated other comprehensive income (1)	(13.8)	(13.8)	—
Tax expense	(5.2)	(5.2)	—
Current-period other comprehensive income (loss), net of tax	15.1	15.3	(0.2)
Ending AOCI balance	$78.6	$76.6	$2.0
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 5 - Employee Benefit Plans.

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Holders of Convertible Preferred Stock participate in the Special Dividend upon the same terms as holders of Class A common stock. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units ("RSUs"), restricted common stock ("RSAs") and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Basic net income per Class A common share
Net income	$375.5	$424.5	$1,202.4	$1,164.5
Special Dividend on Convertible Preferred Stock	(252.2)	—	(252.2)	—
Accrued dividends on Convertible Preferred Stock	(14.2)	(27.2)	(38.3)	(90.9)
Earnings allocated to Convertible Preferred Stock	—	(34.2)	—	(155.4)
Net income allocated to Class A common stockholders - Basic	$109.1	$363.1	$911.9	$918.2

Weighted average Class A common shares outstanding - Basic (1)	534.6	466.0	525.4	465.4

Basic net income per Class A common share	$0.20	$0.78	$1.74	$1.97

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$109.1	$363.1	$911.9	$918.2
Accrued dividends on Convertible Preferred Stock	—	27.2	—	—
Earnings allocated to Convertible Preferred Stock	—	34.2	—	—
Net income allocated to Class A common stockholders - Diluted	$109.1	$424.5	$911.9	$918.2

Weighted average Class A common shares outstanding - Basic (1)	534.6	466.0	525.4	465.4
Dilutive effect of:
Restricted stock units and awards	4.0	6.6	4.4	5.8
Convertible Preferred Stock (2)	—	101.6	—	—
Weighted average Class A common shares outstanding - Diluted (3)	538.6	574.2	529.8	471.2

Diluted net income per Class A common share	$0.20	$0.74	$1.72	$1.95
(1) The number of Class A common shares remaining to be issued for the 12 and 40 weeks ended December 3, 2022 and December 4, 2021 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 12 and 40 weeks ended December 3, 2022 and the 40 weeks ended December 4, 2021, 37.6 million, 45.2 million and 101.6 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) There were 0.4 million and 0.1 million potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended December 3, 2022, respectively. The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended December 4, 2021 were not material.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT IMPACT OUR OPERATING RESULTS AND TRENDS

This Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business, our industry, the outcome of the Merger and the payment of the Special Dividend. They include statements relating to our future operating or financial performance which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements.

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
•    litigation related to the transactions contemplated by the Merger Agreement;
•    litigation related to the payment of the Special Dividend;
•    restrictions on our ability to operate as a result of the Merger Agreement;
•    challenges in attracting, retaining and motivating our employees until the Closing;
•    availability and cost of goods used in our food products;
•    challenges with our supply chain;
•    cybersecurity events affecting us and related costs and impact to the business; and
•    health epidemics and pandemics including the continued impact of the COVID-19 pandemic, about which there are still many unknowns and the extent of their impact on our business and the communities we serve including factors that could cause a reduction in the current levels of revenue from administering vaccines and providing test kits.

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

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share (collectively, the "Non-GAAP Measures") are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross margin and net income per Class A common share. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing core operating performance, and thereby provide useful measures to analysts and investors of our operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to our results of operations may be impacted by such differences. We also use Adjusted EBITDA for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

THIRD QUARTER OF FISCAL 2022 OVERVIEW

As of December 3, 2022, we operated 2,270 retail food and drug stores with 1,720 pharmacies, 402 associated fuel centers, 22 dedicated distribution centers and 19 manufacturing facilities. During the third quarter of fiscal 2022, we executed on our Customer for Life strategy as we continued to invest in our strategic priorities, including deepening our digital connection and engagement with our customers, differentiating our store experience, enhancing what we offer and modernizing our capabilities. Identical sales increased 7.9%, excluding fuel, during the third quarter of fiscal 2022.

Merger Agreement

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

Pursuant to the Merger Agreement, (i) each share of Class A common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Series A convertible preferred stock of the Company issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share is subject to certain reductions as described in Note 2 - Merger Agreement and Special Dividend in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

The Company has filed with the Securities and Exchange Commission ("SEC") a preliminary information statement on Schedule 14C with respect to the approval of the Merger, which is subject to SEC comment. Once the SEC has no further comments, the Company will mail the definitive information statement to the Company's stockholders. You may obtain copies of all documents filed by the Company with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the Company's website at https://www.albertsonscompanies.com/investors/overview/.

Special Dividend

Separate from the Merger, on October 13, 2022, we declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"), payable to stockholders of record, including holders of Series A convertible preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was to be paid on November 7, 2022. As discussed in Note 2 – Merger Agreement and Special Dividend located elsewhere in this Form 10-Q, the payment of the Special Dividend is subject to a temporary restraining order issued by the courts of the State of Washington. The Special Dividend of $3,921.3 million is recorded in Special dividend payable on the Condensed Consolidated Balance Sheets.

Third quarter of fiscal 2022 highlights

In summary, our financial and operating highlights for the third quarter of fiscal 2022 include:
•Identical sales increased 7.9%
•Digital sales increased 33%
•Loyalty members increased 16% to 33 million
•Net income of $376 million, or $0.20 per Class A common share
•Adjusted net income of $505 million, or $0.87 per Class A common share
•Adjusted EBITDA of $1,158 million

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Stores, beginning of period	2,272	2,278	2,276	2,277
Acquired	—	2	—	3
Opened	1	—	2	6
Closed	(3)	(2)	(8)	(8)
Stores, end of period	2,270	2,278	2,270	2,278
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Less than 30,000	218	223	9.6%	9.8%	5.0	5.1
30,000 to 50,000	779	782	34.3%	34.3%	32.6	32.7
More than 50,000	1,273	1,273	56.1%	55.9%	75.2	75.2
Total Stores	2,270	2,278	100.0%	100.0%	112.8	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal 2022 and the First 40 weeks of Fiscal 2022 to the Third Quarter of Fiscal 2021 and the First 40 weeks of Fiscal 2021.
The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2022 ("third quarter of fiscal 2022" and "first 40 weeks of fiscal 2022") to the 12 and 40 weeks ended December 4, 2021 ("third quarter of fiscal 2021" and "first 40 weeks of fiscal 2021") (dollars in millions, except per share data).

	12 weeks ended
	December 3, 2022	% of Sales	December 4, 2021	% of Sales
Net sales and other revenue	$18,154.9	100.0%	$16,728.4	100.0%
Cost of sales	13,033.2	71.8	11,898.3	71.1
Gross margin	5,121.7	28.2	4,830.1	28.9
Selling and administrative expenses	4,532.0	25.0	4,243.9	25.4
Loss (gain) on property dispositions and impairment losses, net	7.3	—	(13.4)	(0.1)
Operating income	582.4	3.2	599.6	3.6
Interest expense, net	84.3	0.5	111.3	0.7
Loss on debt extinguishment	—	—	3.7	—
Other expense (income), net	1.7	—	(38.3)	(0.2)
Income before income taxes	496.4	2.7	522.9	3.1
Income tax expense	120.9	0.7	98.4	0.6
Net income	$375.5	2.0%	$424.5	2.5%

Basic net income per Class A common share	$0.20		$0.78
Diluted net income per Class A common share	0.20		0.74

	40 weeks ended
	December 3, 2022	% of Sales	December 4, 2021	% of Sales
Net sales and other revenue	$59,384.6	100.0%	$54,503.5	100.0%
Cost of sales	42,713.3	71.9	38,765.4	71.1
Gross margin	16,671.3	28.1	15,738.1	28.9
Selling and administrative expenses	14,883.9	25.1	13,978.8	25.6
Gain on property dispositions and impairment losses, net	(86.1)	(0.1)	(13.3)	—
Operating income	1,873.5	3.1	1,772.6	3.3
Interest expense, net	313.0	0.5	373.9	0.7
Loss on debt extinguishment	—	—	3.7	—
Other income, net	(23.5)	—	(100.7)	(0.2)
Income before income taxes	1,584.0	2.6	1,495.7	2.8
Income tax expense	381.6	0.6	331.2	0.6
Net income	$1,202.4	2.0%	$1,164.5	2.2%

Basic net income per Class A common share	$1.74		$1.97
Diluted net income per Class A common share	1.72		1.95

Net Sales and Other Revenue
Net sales and other revenue increased 8.5% to $18,154.9 million for the third quarter of fiscal 2022 from $16,728.4 million for the third quarter of fiscal 2021. The increase in Net sales and other revenue was driven by our 7.9%

increase in identical sales and higher fuel sales, with retail price inflation as the primary driver of the identical sales increase.
Net sales and other revenue increased 9.0% to $59,384.6 million for the first 40 weeks of fiscal 2022 from $54,503.5 million for the first 40 weeks of fiscal 2021. The increase in Net sales and other revenue was driven by our 7.3% increase in identical sales and higher fuel sales, with retail price inflation as the primary driver of the identical sales increase.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended December 3, 2022 and the 12 and 40 weeks ended December 4, 2021, respectively, were:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Identical sales, excluding fuel	7.9%	5.2%	7.3%	(2.3)%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	December 3, 2022		December 4, 2021		December 3, 2022		December 4, 2021
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,255.2	51.0%	$8,519.0	50.9%	$29,705.7	50.0%	$27,650.5	50.7%
Fresh (3)	5,762.6	31.7	5,583.8	33.4	19,588.6	33.0	18,675.6	34.3
Pharmacy	1,724.4	9.5	1,436.7	8.6	5,124.2	8.6	4,418.7	8.1
Fuel	1,111.1	6.1	906.6	5.4	3,968.6	6.7	2,874.4	5.3
Other (4)	301.6	1.7	282.3	1.7	997.5	1.7	884.3	1.6
Net sales and other revenue	$18,154.9	100.0%	$16,728.4	100.0%	$59,384.6	100.0%	$54,503.5	100.0%
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

Gross margin rate decreased to 28.2% during the third quarter of fiscal 2022 compared to 28.9% during the third quarter of fiscal 2021. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 47 basis points compared to the third quarter of fiscal 2021. The decrease was primarily driven by increases in product, shrink and supply chain costs, fewer COVID-19 vaccines in the third quarter of fiscal 2022, and increases in picking and delivery costs related to the growth in digital sales, partially offset by the benefits of ongoing productivity initiatives and an increase in COVID at-home test kit revenue.

Gross margin rate decreased to 28.1% during the first 40 weeks of fiscal 2022 compared to 28.9% during the first 40 weeks of fiscal 2021. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 38 basis points compared to the first 40 weeks of fiscal 2021. The decrease was primarily driven by increases in product, shrink and supply chain costs, increases in picking and delivery costs related to the growth in digital sales, and fewer COVID-19 vaccines in the first 40 weeks of fiscal 2022, partially offset by the benefits of ongoing productivity initiatives and an increase in COVID at-home test kit revenue. We administered approximately 3.7 million COVID-19 vaccinations during the first 40 weeks of fiscal 2022, compared to approximately 8.7 million during the first 40 weeks of fiscal 2021.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.0% of Net sales and other revenue during the third quarter of fiscal 2022 compared to 25.4% during the third quarter of fiscal 2021. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 29 basis points. The decrease in Selling and administrative expenses was primarily attributable to the benefit of ongoing productivity initiatives and sales leverage, partially offset by investments related to the acceleration of our digital and omnichannel capabilities, merger-related costs, and market-driven wage rate increases.
Selling and administrative expenses decreased to 25.1% of Net sales and other revenue during the first 40 weeks of fiscal 2022 compared to 25.6% during the first 40 weeks of fiscal 2021. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 24 basis points. The decrease in Selling and administrative expenses was primarily attributable to the benefit of ongoing productivity initiatives, together with lower COVID-19 related expenses and sales leverage, partially offset by investments related to the acceleration of our digital and omnichannel capabilities, market-driven wage rate increases, higher depreciation and amortization, higher equity-based compensation expense and merger-related costs.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2022, net loss on property dispositions and impairment losses was $7.3 million, driven by $3.9 million of asset impairments and $3.4 million of losses primarily from the disposal of assets. For the third quarter of fiscal 2021, net gain on property dispositions and impairment losses was $13.4 million, primarily driven by $15.8 million of gains from the sale of assets, partially offset by $2.4 million of asset impairments, primarily related to right-of-use assets.

For the first 40 weeks of fiscal 2022, net gain on property dispositions and impairment losses was $86.1 million, driven by $91.2 million of gains primarily from the sale of real estate assets, partially offset by $5.1 million of asset impairments. For the first 40 weeks of fiscal 2021, net gain on property dispositions and impairment losses was $13.3 million, primarily driven by $31.6 million of gains from the sale of assets, partially offset by $18.3 million of asset impairments, primarily related to right-of-use assets and intangible assets.

Interest Expense, Net

Interest expense, net was $84.3 million during the third quarter of fiscal 2022 compared to $111.3 million during the third quarter of fiscal 2021. The decrease in Interest expense, net was primarily attributable to higher interest income, as well as lower average interest rates. The weighted average interest rate during the third quarter of fiscal 2022 was 5.3%, excluding deferred financing costs and original issue discount, compared to 5.4% during the third quarter of fiscal 2021.

Interest expense, net was $313.0 million during the first 40 weeks of fiscal 2022 compared to $373.9 million during the first 40 weeks of fiscal 2021. The decrease in Interest expense, net was primarily attributable to higher interest income, as well as lower average interest rates. The weighted average interest rate during first 40 weeks of fiscal 2022 was 5.3%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.5% during the first 40 weeks of fiscal 2021.

Loss on Debt Extinguishment

There was no Loss on debt extinguishment during both the third quarter of fiscal 2022 and first 40 weeks of fiscal 2022. Loss on debt extinguishment was $3.7 million during both the third quarter of fiscal 2021 and first 40 weeks of fiscal 2021. The loss on debt extinguishment during the third quarter and first 40 weeks of fiscal 2021 primarily consisted of a make-whole premium and write-off of deferred financing costs associated with the redemption of our 5.750% Senior Unsecured Notes due 2025.

Other Expense (Income), Net

For the third quarter of fiscal 2022, other expense, net was $1.7 million compared to other income, net of $38.3 million for the third quarter of fiscal 2021. Other expense, net during the third quarter of fiscal 2022 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income and income related to our equity investment. Other income, net during the third quarter of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement income, unrealized gains from non-operating investments and income related to our equity investment.

For the first 40 weeks of fiscal 2022, other income, net was $23.5 million compared to $100.7 million for the first 40 weeks of fiscal 2021. Other income, net during the first 40 weeks of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity investment, partially offset by unrealized losses from non-operating investments. Other income, net during the first 40 weeks of fiscal 2021 was primarily driven by non-service cost components of net pension and post-retirement income, including pension settlement gain, realized and unrealized gains from non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $120.9 million, representing a 24.4% effective tax rate, for the third quarter of fiscal 2022. Income tax expense was $98.4 million, representing a 18.8% effective tax rate, for the third quarter of fiscal 2021. The favorability in the effective income tax rate in the third quarter of fiscal 2021 was primarily driven by incremental discrete state income tax benefits related to expired statutes and audit settlements.

Income tax expense was $381.6 million, representing a 24.1% effective tax rate, for the first 40 weeks of fiscal 2022. Income tax expense was $331.2 million, representing a 22.1% effective tax rate, for the first 40 weeks of fiscal 2021. The favorability in the effective income tax rate during the first 40 weeks of fiscal 2021 was primarily driven by the recognition of discrete state income tax benefits.

Net Income and Adjusted Net Income

Net income was $375.5 million, or $0.20 per Class A common share, during the third quarter of fiscal 2022 compared to $424.5 million, or $0.74 per Class A common share, during the third quarter of fiscal 2021. Net income per Class A common share during the third quarter of fiscal 2022 includes a $0.45 per share reduction related to the Special Dividend that is attributable to holders of Convertible Preferred Stock on an as-converted basis. Adjusted net income was $505.1 million, or $0.87 per Class A common share, during the third quarter of fiscal 2022 compared to $457.2 million, or $0.79 per Class A common share, during the third quarter of fiscal 2021.

Net income was $1,202.4 million, or $1.72 per Class A common share, during the first 40 weeks of fiscal 2022 compared to $1,164.5 million, or $1.95 per Class A common share, during the first 40 weeks of fiscal 2021. Adjusted net income was $1,505.4 million, or $2.59 per Class A common share, during the first 40 weeks of fiscal 2022 compared to $1,344.2 million, or $2.32 per Class A common share, during the first 40 weeks of fiscal 2021.

Adjusted EBITDA

For the third quarter of fiscal 2022, Adjusted EBITDA was $1,158.0 million, or 6.4% of Net sales and other revenue, compared to $1,051.2 million, or 6.3% of Net sales and other revenue, for the third quarter of fiscal 2021. For the first 40 weeks of fiscal 2022, Adjusted EBITDA was $3,626.8 million, or 6.1% of Net sales and other revenue, compared to $3,324.7 million, or 6.1% of Net sales and other revenue for the first 40 weeks of fiscal 2021.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Numerator:

Net income	$375.5	$424.5	$1,202.4	$1,164.5
Adjustments:
Loss (gain) on interest rate swaps and energy hedges, net (d)	2.0	(1.3)	(12.9)	(8.8)
Business transformation (1)(b)	17.2	10.2	64.5	45.8
Equity-based compensation expense (b)	33.4	26.4	96.6	75.4
Loss (gain) on property dispositions and impairment losses, net	7.3	(13.4)	(86.1)	(13.3)
LIFO expense (a)	64.5	29.5	181.4	58.6
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	1.0	5.6	10.8	53.0
Merger-related costs (3)(b)	14.4	—	23.8	—
Amortization of debt discount and deferred financing costs (c)	3.9	4.8	12.9	15.9
Loss on debt extinguishment	—	3.7	—	3.7
Amortization of intangible assets resulting from acquisitions (b)	11.7	9.5	39.1	37.1
Combined Plan (b)	—	—	(19.0)	—
Miscellaneous adjustments (4)(f)	16.4	(33.7)	89.8	(32.5)
Tax impact of adjustments to Adjusted net income	(42.2)	(8.6)	(97.9)	(55.2)
Adjusted net income	$505.1	$457.2	$1,505.4	$1,344.2

Denominator:

Weighted average Class A common shares outstanding - diluted	538.6	574.2	529.8	471.2
Adjustments:
Convertible Preferred Stock (5)	37.6	—	45.2	101.6
Restricted stock units and awards (6)	6.6	6.5	6.1	7.3
Adjusted weighted average Class A common shares outstanding - diluted	582.8	580.7	581.1	580.1

Adjusted net income per Class A common share - diluted	$0.87	$0.79	$2.59	$2.32

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Net income per Class A common share - diluted	$0.20	$0.74	$1.72	$1.95
Convertible Preferred Stock (5)	0.45	—	0.37	0.09
Non-GAAP adjustments (7)	0.23	0.06	0.53	0.31
Restricted stock units and awards (6)	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted net income per Class A common share - diluted	$0.87	$0.79	$2.59	$2.32

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Adjusted net income (8)	$505.1	$457.2	$1,505.4	$1,344.2
Tax impact of adjustments to Adjusted net income	42.2	8.6	97.9	55.2
Income tax expense	120.9	98.4	381.6	331.2
Amortization of debt discount and deferred financing costs (c)	(3.9)	(4.8)	(12.9)	(15.9)
Interest expense, net	84.3	111.3	313.0	373.9
Amortization of intangible assets resulting from acquisitions (b)	(11.7)	(9.5)	(39.1)	(37.1)
Depreciation and amortization (e)	421.1	390.0	1,380.9	1,273.2
Adjusted EBITDA	$1,158.0	$1,051.2	$3,626.8	$3,324.7
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation, as well as closures of operating facilities.
(2) Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(3) Primarily relates to third-party advisor fees related to the proposed Merger with Parent and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(4) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Non-cash lease-related adjustments	$1.4	$2.4	$3.4	$5.5
Lease and lease-related costs for surplus and closed stores	4.7	5.8	17.4	22.5
Net realized and unrealized loss (gain) on non-operating investments	13.7	(22.0)	19.4	(31.7)
Certain legal and regulatory accruals and settlements, net	—	(23.8)	43.7	(27.9)
Other (i)	(3.4)	3.9	5.9	(0.9)
Total miscellaneous adjustments	$16.4	$(33.7)	$89.8	$(32.5)
(i) Primarily includes adjustments for unconsolidated equity investments and other costs not considered in our core performance.
(5) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP. The third quarter of fiscal 2022 and first 40 weeks of fiscal 2022 reflect the impact of the Special Dividend that is attributable to the holders of Convertible Preferred Stock on an as-converted basis.
(6) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs as of the end of each respective period.

(7) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
(8) See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Loss (gain) on interest rate swaps and energy hedges, net:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Cost of sales	$2.8	$(0.3)	$(2.7)	$(6.6)
Selling and administrative expenses	0.5	(0.3)	(1.6)	(1.8)
Other expense (income), net	(1.3)	(0.7)	(8.6)	(0.4)
Total Loss (gain) on interest rate swaps and energy hedges, net	$2.0	$(1.3)	$(12.9)	$(8.8)

(e) Depreciation and amortization:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Cost of sales	$39.5	$38.8	$129.2	$125.6
Selling and administrative expenses	381.6	351.2	1,251.7	1,147.6
Total Depreciation and amortization	$421.1	$390.0	$1,380.9	$1,273.2

(f) Miscellaneous adjustments:

	12 weeks ended		40 weeks ended
	December 3, 2022	December 4, 2021	December 3, 2022	December 4, 2021
Selling and administrative expenses	$6.5	$(14.0)	$64.6	$3.1
Other expense (income), net	9.9	(19.7)	25.2	(35.6)
Total Miscellaneous adjustments	$16.4	$(33.7)	$89.8	$(32.5)
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	December 3, 2022	December 4, 2021
Cash and cash equivalents and restricted cash at end of period	$4,420.3	$2,711.6
Cash flows provided by operating activities	2,072.0	2,782.8
Cash flows used in investing activities	(1,478.7)	(1,177.1)
Cash flows provided by (used in) financing activities	874.4	(661.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,072.0 million for the first 40 weeks of fiscal 2022 compared to $2,782.8 million for the third quarter of fiscal 2021. The decrease in cash flow from operations compared to the first 40 weeks of fiscal 2021 was due to changes in working capital primarily related to inventory and accounts payable.

These decreases were partially offset by an increase in Adjusted EBITDA and less cash paid for interest during the first 40 weeks of fiscal 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,478.7 million for the first 40 weeks of fiscal 2022 compared to $1,177.1 million for the first 40 weeks of fiscal 2021.

For the first 40 weeks of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,566.9 million partially offset by proceeds from the sale of long-lived assets of $99.4 million. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2022 included continued investment in our digital and technology platforms, the completion of 135 remodels and the opening of two new stores. For the first 40 weeks of fiscal 2021, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,216.4 million and payments for business acquisitions of $25.4 million, partially offset by proceeds from the sale of long-lived assets of $37.8 million. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2021 included the completion of 146 remodels, the opening of nine new stores and continued investment in our digital and technology platforms.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $874.4 million during the first 40 weeks of fiscal 2022 compared to net cash used in financing activities of $661.7 million during the first 40 weeks of fiscal 2021.

Net cash provided by financing activities during the first 40 weeks of fiscal 2022 consisted primarily of the $1.4 billion borrowing and $200.0 million subsequent partial repayment of the ABL Facility, partially offset by dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units. Net cash used in financing activities during the first 40 weeks of fiscal 2021 consisted primarily of $330.6 million payments on long-term borrowings and dividends paid on our Class A common stock and Convertible Preferred Stock.

Dividends

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Cash dividends paid to holders of the Convertible Preferred Stock were $50.2 million and $88.6 million during the first 40 weeks of fiscal 2022 and first 40 weeks of fiscal 2021, respectively. On December 15, 2022, we declared a quarterly cash dividend of $10.7 million to holders of Convertible Preferred Stock, which was paid on December 30, 2022.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $190.9 million ($0.36 per common share) and $149.0 million ($0.32 per common share) during the first 40 weeks of fiscal 2022 and first 40 weeks of fiscal 2021, respectively. On January 10, 2023, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on February 10, 2023 to stockholders of record as of the close of business on January 26, 2023.

On October 13, 2022, we declared the Special Dividend, payable to stockholders of record, including holders of Series A convertible preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was to be paid on November 7, 2022. As discussed in Note 2 – Merger Agreement and Special Dividend located elsewhere in this Form 10-Q, the payment of the Special Dividend is subject to a temporary restraining order issued by the courts of the State of Washington. The Special Dividend of $3,921.3 million is recorded in Special dividend payable on the Condensed Consolidated Balance Sheets.

Debt Management

On November 2, 2022, we provided notice to the lenders to borrow $1,400.0 million under our amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility"), which was to be used with cash on hand to fund the payment of the Special Dividend. On December 2, 2022, we repaid $200.0 million of the $1,400.0 million borrowing.

As of December 3, 2022, we had $1,200.0 million borrowings outstanding under our ABL Facility and total availability of $2,743.9 million (net of letter of credit usage). See Note 4 – Long-Term Debt and Finance Lease Obligations located elsewhere in this Form 10-Q for further discussion.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $9.9 billion to $11.1 billion. This includes $3,921.3 million related to the Special Dividend; $1,200.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months; $750.0 million related to our 3.50% senior unsecured notes maturing on February 15, 2023 which we intend to fund either through issuing new long-term debt or using existing capacity under our ABL Facility; and $5.2 billion consisting of anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters

As previously disclosed, we have been in negotiations to resolve an investigation being conducted by the Office of the Attorney General of the State of California, as well as the District Attorneys' offices of the counties of Contra Costa, Placer, Sacramento, San Joaquin, and Solano. The investigation has focused on whether or not we violated California regulations that govern the maintenance and operation of underground storage tanks located at our fueling stations within the state. In lieu of litigating the matter, we have agreed to implement certain enhancements to improve our compliance with the applicable regulations. We reached an agreement in principle under which the Company paid $6.9 million during the third quarter of fiscal 2022 to settle the matter.
Item 1A - Risk Factors

The statements in this section describe known material risks and should be considered carefully. They include and supplement the risk factors previously disclosed in Part I, "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended February 26, 2022. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, "Item 1 - Condensed Consolidated Financial Statements (unaudited)" and Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." All capitalized terms used, but not defined, herein are as defined in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 filed with the SEC on April 26, 2022.

Risks Related to Owning Our Common Stock

The timing of our Special Dividend payment is uncertain.

On October 13, 2022, the Board of Directors of the Company declared the Special Dividend, payable on November 7, 2022 to holders of our Common Stock on October 24, 2022. On November 3, 2022, the Superior Court of the State of Washington temporarily restrained the payment of the Special Dividend until further review. On December 9, 2022, the Superior Court for the State of Washington ruled in favor of the Company, denying the Attorney General of the State of Washington's request for a preliminary injunction. The Attorney General for the State of Washington appealed to the Supreme Court of the State of Washington and the temporary restraining order remains in place until the Supreme Court of the State of Washington, sitting en banc, reviews the case, which is scheduled for January 17, 2023.

On November 8, 2022, the Attorneys General of the States of California and Illinois and the Attorney General for the District of Columbia were denied a temporary restraining order seeking to restrain the Company from paying the Special Dividend from the U.S. District Court of the District of Columbia. On December 12, 2022, the U.S. District Court of the District of Columbia rejected a motion from the Attorneys General to grant a preliminary injunction enjoining the payment of the Special Dividend and on December 20, 2022, the U.S. Court of Appeals for the District of Columbia Circuit, in a per curiam statement, rejected an injunction pending appeal by the Attorneys General.

While the Company thus far has generally prevailed with respect to legal challenges to the payment of the Special Dividend, the timing of the payment of the Special Dividend is uncertain in light of the existing temporary restraining order and other potential future legal challenges. We may be subject to further legal challenges regarding the payment of the Special Dividend that may seek to restrain or enjoin the payment of the Special Dividend. If the courts of the State of Washington further restrain or enjoin the Special Dividend or other courts of competent jurisdiction similarly restrain or enjoin the payment of the Special Dividend, our ability to pay the Special Dividend could be significantly delayed. If we are unable to pay the Special Dividend or the payment of the Special Dividend is further delayed, we may be subject to claims by our stockholders.

Risks Related to the Merger

The Merger Agreement and the pendency of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On October 13, 2022 the Company, The Kroger Co. ("Kroger" or "Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent. The Merger Agreement contains customary representations and warranties of the parties and is subject to the satisfaction of various covenants and agreements, including, among others the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") and certain other approvals and clearances.

During the period between the date of signing of the Merger Agreement and the closing of the Merger (the "Closing"), our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger which may impact our business relationships, financial condition and operating results. Some of these risk factors include:
•difficulties maintaining relationships with customers, distributors, vendors, suppliers, service providers and other business partners, who may defer decision about working with us, move to our competitors, seek to delay or change existing business relationships with us;
•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•distraction of our current employees as a result of the announced Merger Agreement which could result in a decline in their productivity or cause distractions in the workplace;
•our inability to attract new employees or retain current employees may be exacerbated due to uncertainties related to the Merger;
•the impact of litigation in respect of the Merger Agreement and the Merger;
•diversion of significant management time and resources towards the completion of the Merger and transactions related to the Merger;

•our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business and other restrictions on our ability to conduct our business pursuant to the Merger Agreement; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could cause us or Kroger to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act, and any voluntary agreement with the United States Federal Trade Commission ("FTC"), or the Department of Justice Antitrust Division ("DOJ"). In deciding whether to grant antitrust approvals, the FTC or DOJ, and other state regulatory agencies will consider the effect of the Merger on competition and will likely condition their approval of the Merger on our and/or Kroger's agreement to various requirements, limitations, divestitures or impose restrictions on the conduct of the combined entity's business following the Merger. We cannot provide any assurance that we or Kroger will obtain the necessary approvals to complete the Merger. In addition, these requirements, limitations, divestitures, or restrictions may result in the delay or abandonment of the Merger.

At any time before or after completion of the Merger, notwithstanding the termination or expiration of the waiting period under the HSR Act, the FTC or DOJ or any other state regulatory agency could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of us and/or Kroger, or requiring us or Kroger to agree to other remedies or requirements. We cannot be certain that a legal challenge to the Merger will not be made or that, if a legal challenge is made, we or Kroger will prevail. Failure to prevail in any legal challenge to the Merger may result in the delay or abandonment of the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practices but are restricted from taking certain actions without Kroger's prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect our businesses and operations.

Putative stockholder complaints, including stockholder class action complaints, demands for books and records and other complaints or actions may be filed against us, our board of directors, Kroger, Kroger's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Kroger, or Kroger's board of directors could delay or prevent the Merger and otherwise adversely affect our business, results of operations, and financial condition.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our Common Stock in several ways, including the following:
•to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all;
•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors and other business partners may be adversely impacted, and we may be unable to retain key personnel;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger; and
•failure to complete the Merger, may result in negative publicity and a negative impression of us in the investment community.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.
Item 5 - Other Information
None.

Item 6 - Exhibits

3.1 Certificate of Amendment to Certificate of Designations of 6.75% Series A Convertible Preferred Stock of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.1 Support Agreement, dated as of October 13, 2022, by and among Albertsons Companies, Inc. and Cerberus Albertsons Incentive LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.2 Support Agreement, dated as of October 13, 2022, by and among Albertsons Companies, Inc. and Cerberus Iceberg LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	January 10, 2023	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 10, 2023	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)