Form 10-K
period 2023-02-25
Albertsons Companies, Inc.
filed 2023-04-25
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of September 9, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $4.8 billion.
As of April 21, 2023, the registrant had 573,952,687 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 25, 2023 (the "Proxy Statement").

Albertsons Companies, Inc. and Subsidiaries

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its consolidated subsidiaries. Our last three fiscal years consisted of the 52 weeks ended February 25, 2023 ("fiscal 2022"), the 52 weeks ended February 26, 2022 ("fiscal 2021") and the 52 weeks ended February 27, 2021 ("fiscal 2020"). Our next three fiscal years consist of the 52 weeks ending February 24, 2024 ("fiscal 2023") and February 22, 2025 ("fiscal 2024"), and the 53 weeks ending February 28, 2026 ("fiscal 2025").

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business, our industry and the outcome of the Merger. They include statements relating to our future operating or financial performance which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements.

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements include:
•changes in macroeconomic conditions and uncertainty regarding the geopolitical environment;
•rates of food price inflation or deflation, as well as fuel and commodity prices;
•change in market interest rates and wage rates;
•changes in retail consumer behavior, including in the digital space;
•ability to attract and retain qualified associates and negotiate acceptable contracts with labor unions;
•failure to achieve productivity initiatives, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
•uncertainties related to the Merger, including our ability to close the transactions contemplated by the Merger Agreement, and the impact of the costs related to the Merger;
•erosion of consumer confidence as a result of the Merger Agreement;
•litigation related to the transactions contemplated by the Merger Agreement;
•restrictions on our ability to operate as a result of the Merger Agreement;
•challenges in attracting, retaining and motivating our employees until the closing of the Merger;
•availability and cost of goods used in our food products;
•challenges with our supply chain;
•operational and financial effects resulting from cyber incidents, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•health epidemics and pandemics including the continued impact of the COVID-19 pandemic, about which there are still many unknowns and the extent of their impact on our business and the communities we serve including a significant reduction in the current levels of revenue from administering vaccines and providing test kits.

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

SUMMARY RISK FACTORS

The following is a summary of the principal factors that create risk in investing in our securities:

Risks Related to Our Business and Operations

Risks related to:
•general economic conditions affecting the food and drug retail industry and various operating factors;
•strains related to COVID-19 or future pandemics;
•availability of energy to manufacture, store, transport and sell products;
•failure to realize anticipated benefits from our productivity initiatives; and
•impact of environmental, social and governance matters, including inability to meet goals and commitments established in relation to such matters.

Risks Related to the Merger

Risks related to:
•the Merger Agreement and the pendency of the Merger;
•the ability to complete the Merger;
•restrictions on our business activities while the Merger Agreement is in effect;
•litigation related to the Merger; and
•significant delay or the failure to complete the Merger.

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
•threats or potential threats to security of food and drug safety, including the occurrence of a widespread health epidemic and/or pandemic, and loss of confidence in the supply chain; and
•availability and increased prices of fuel or commodities.

Risks Related to Our Workforce

Risks related to:
•our relationship with unions, including labor disputes or work stoppages, and increased pension expenses, contributions and surcharges;
•increases to the minimum wage and changes to wage regulations; and
•the failure to attract and retain qualified associates.

Legal and Regulatory Risks

Risks related to:
•unfavorable changes in government regulation and environmental laws;
•unfavorable changes in the tax code;
•legal or other proceedings; and
•our use of insurance and self-insurance to address potential liabilities.

Risks Related to Information Security, Cybersecurity and Data Privacy

Risks related to:
•our dependence on IT systems; and
•improper activities by third parties and the loss of confidence from a data security incident involving our customers, employees or vendors.

Risks Related to Our Indebtedness

Risks related to:
•our level of indebtedness and our ability to generate cash;
•our debt instruments limiting our flexibility in operating our business;
•increases in interest rates, a downgrade of our credit ratings and/or instability in the credit market; and
•liability under certain operating leases that were assigned to third parties.

Risks Related to Owning Our Common Stock

Risks related to:
•the volatility of the price of our common stock and the possibility of a decline regardless of our operating performance;
•our largest stockholder may have conflicts of interest with other stockholders in the future;

•provisions in our charter documents and certain other agreements that could delay or prevent a change of control;
•the limit on our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees;
•our ability to pay dividends to our stockholders; and
•the dilution to our stockholders by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

See "Part I—Item 1A. Risk Factors" for a more complete discussion of the material risks facing our business.

NON-GAAP FINANCIAL MEASURES

We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding for the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

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

Item 1 - Business

Overview

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. We also manufacture and process some of the food for sale in our stores. We maintain a website (www.Albertsonscompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments to those reports. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the Securities and Exchange Commission ("SEC"). Additionally, all of our filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Retail Operations

As of February 25, 2023, we operated 2,271 stores across 34 states and the District of Columbia under 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. Additionally, as of February 25, 2023, we operated 1,722 pharmacies, 1,328 in-store branded coffee shops, 401 adjacent fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. Our stores operate in First-and-Main retail locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 69% of the 121 metropolitan statistical areas ("MSAs") in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omnichannel platform, and we have continued to enhance our capabilities to meet customer demand for convenience and flexibility. Our Drive Up & Go curbside pickup service is offered in nearly 2,200 locations and we offer delivery services across more than 2,000 of our stores. In our delivery service, we have expanded the number of stores with in-house delivery services, and in our third-party services we have continued to partner with Instacart, DoorDash and Uber to engage with customers on the platform of their choice. In fiscal 2022, we rolled out our Customers for Life transformation strategy, which is anchored on placing the customer at the center of everything we do, with the ultimate goal of supporting them every day, every week, and for a lifetime. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the technology platforms, systems, analytics and buying power afforded by an organization with national scale.

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

Products

Our stores offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2022.

Merchandising and Manufacturing

Our Own Brands portfolio provides high-quality products to our customers at a great value, offering nearly 14,000 unique items. The Own Brands portfolio includes but is not limited to the registered trademarks Signature SELECT®, O Organics®, Open Nature®, Signature Café®, Lucerne®, Waterfront BISTRO®, Primo Taglio®, Signature Care®, Signature Reserve® and Value Corner®. Our Own Brands products resonate well with our shoppers, as evidenced by Own Brands sales of over $16.5 billion in fiscal 2022. Own Brands continues to deliver on innovation with 375 new items launched in fiscal 2022.

As measured by units for fiscal 2022, 10.2% of our Own Brands products were manufactured in Company-owned facilities, and the remainder was purchased from third parties. We closely monitor make-versus-buy decisions on internally sourced products to optimize their quality and profitability. In addition, we believe that our scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 25, 2023, we operated 19 food production plants. These plants consisted of seven milk plants, three soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Intellectual Property

Our banners, brand image and Own Brands portfolio are significant to our business strategy. We own numerous registered trademarks and service marks and seek to obtain and preserve intellectual property protection of our marks and to ensure that any third party uses are properly licensed.

Distribution

As of February 25, 2023, we operated 22 strategically located distribution centers, approximately 36% of which are owned or ground-leased. Our distribution centers collectively provide approximately 66% of all products to our retail operating areas.

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

We maintain price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our loyalty program to target promotional activity and improve our customers' experience. This includes leveraging customer and transaction information with data driven analytics to provide both personalized deals and digital coupons, as well as gas and grocery rewards. We have more than 34 million members currently enrolled in our loyalty program. We have achieved significant success with active participants in our loyalty program, which drives higher sales and customer retention. We have recently deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

In digital, we capitalize on our rich and proprietary data under Albertsons Media Collective ("AMC"). AMC offers new and existing business partners a robust digital marketing platform that reaches our extensive customer network and leverages our strong market share, especially in the 69% of markets where we hold a #1 or #2 share position. We believe AMC will be a contributor to our growth and profit driver in the future.

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

We work hard to maintain the highest standards of environmental stewardship (including procuring and offering sustainably sourced products). During fiscal 2022, we recycled more than 850 million pounds of cardboard and 27 million pounds of plastic bags and film from our operations and completed over 1,100 energy efficiency projects. Moreover, 100% of our Own Brands Waterfront BISTRO and Open Nature seafood is sourced to meet our Responsible Seafood Policy.

Human Capital

Serving 34.7 million customers per week, our associates are a key component of our success. As one of the largest food and drug retailers in the U.S., we recognize that our ability to delight our customers lies in the engagement of our associates. To attract, develop and retain associates, we are committed to fostering a diverse and inclusive culture, investing in talent development and supporting the personal health and well-being of associates and their families.

Employees

As of February 25, 2023, we employed approximately 290,000 associates, of which approximately 63% were part-time and approximately 200,000 associates were covered by collective bargaining agreements. We take pride in the long tenure of a significant number of our associates and during fiscal 2022, more than 63,000 of our associates celebrated at least 15 years of service, and more than 44,000 of them celebrated over 20 years of service.

Our commitment to our purpose and values continues to shape our approach to attracting, retaining, engaging and developing a highly skilled and ethical workforce, who set us apart and bring these values to life on a daily basis.

ACI Purpose and Values

In 2022, we cemented our Company’s purpose: To bring people together around the joys of food and to inspire well-being. This ties to our Company’s ambition – to earn customers for life. To fulfill our purpose and achieve our ambition, we are guided by our Company’s values, which are set in our commitment to care. One of these values – We Put People First – grounds us in our belief that our associates are the connection to our customers and communities. We care for their well-being and invest in their personal and professional growth. We believe that a diverse and inclusive workforce is built on a foundation of courtesy, dignity and respect. Our people passionately serve our customers and communities and are the heart and soul of our Company. We value and invest in them as individuals, associates, and also as the connection that drives our business. By putting people first, we build a more meaningful, less transactional relationship with our associates, and dedicate our resources and energy to their professional growth.

Starting in mid-2022, we began a company-wide effort to enroll each associate in "Living Our Purpose." Through leader-led sessions, our associates are committing to live by our values better. Recognition programs have been aligned to our values, and team meetings and town hall events feature panel discussions about living our values. In addition, initiatives have been positioned with objectives tied to our ambition and purpose.

Diversity, Equity and Inclusion

During fiscal 2022, we continued to put people first and have remained committed to creating a workplace where inclusion thrives through diverse representation across all levels of our workforce. We strive to reflect the rich diversity of communities we serve and foster a culture of belonging that embraces differences.

Our commitment to diversity, equity and inclusion ("DE&I") is a core element of our philosophy and we strive to embed it in our people practices. We believe in a diverse and inclusive workplace that fosters personal growth, develops talent and offers career opportunities. To enable an inclusive and welcoming culture among our associates, we support our associate resource groups ("ARGs"). The ARGs, collectively comprising over 5,000 members, are based on employee interests and are open to all associates in the corporate and division offices, and field leadership in our retail stores and supply chain facilities.

During fiscal 2022, we added our newest ARG - diverseABILITY - an ARG focused on driving disability inclusion for people with diverse abilities, their caretakers, and allies, to our existing ARGs, which include the Women's Inspiration and Inclusion Network ("WIIN"), the Hispanic Leadership Network, the Asian Network, the African American Leadership Council, the Pride Alliance, Green Team, and the Veterans Associate Resource Group. We also have the Albertsons ARG Mentorship Program which is designed to support the talent development objective of our DE&I strategic framework and create a space that allows associates to form a valuable partnership based on commitment to growth and development.

We are proud to be one of the first national grocery chains to join the Business Coalition for the Equality Act, a group of leading U.S. employers that support the federal Equality Act.

We are also a signatory to the CEO Action for Diversity & Inclusion. This CEO pledge is an external commitment to remain focused on cultivating a workplace that supports open dialogue on complex and sometimes difficult discussions, which we hope to accomplish through existing conversation forums. We are also committed to facilitating the exchange of actions and do so through our participation in various Chief Diversity Officer roundtable forums.

As part of our ongoing commitment, we have integrated DE&I goals into the performance plans of our top leaders and during fiscal 2022 we have trained over 15,000 leaders through our "Leading with Inclusion" sessions. We continue to expand opportunities for our associates to learn more about DE&I, including facilitated discussions of leaders on how to be more inclusive, and bi-annual store and supply chain huddles to further embed DE&I into our frontline, complemented by online modules that are shared monthly. We have formed a National Diversity Council that is chaired by our CEO, to advance DE&I within our Company. In addition, each of our 12 operating divisions have Diversity Councils and we have individual councils for our Technology & Engineering, Digital & Consumer and Supply Chain departments.

Talent, Learning & Development and Engagement

We are proud to offer our associates a myriad of opportunities to grow and advance their careers. We have a talent management process that is designed to enable us to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. Several levels of associates participate in our annual performance management process that includes goal setting, feedback and development in order to support their personal growth and development. We actively engage associates across the organization to provide regular input. This includes focus groups, working directly with associates in our stores, ad hoc surveys and our annual associate experience survey that is available to all associates.

We also offer formal and informal learning and development opportunities to all associates through synchronous, asynchronous and hybrid experiences. These offerings include eLearning and on-demand content, virtual and in-person classes, on-the-job training, virtual reality, mentoring programs and more. By offering differentiated learning solutions, we meet our associates where they are in their development to provide the support they need to perform in their current roles and prepare for future opportunities. During fiscal 2022, our in-store and office associates together completed more than four million courses through various platforms. We also launched two enterprise-wide programs that focus on enhancing the capabilities of our leaders. First, our Assistant Store Directors Training program is a 10-week immersive program that prepares high potential frontline supervisors for the next step in their career through business and industry-specific experiential learning. Second, our Foundational Leadership Skills curriculum was designed for all people leaders to develop their leadership skills through self-study and instructor-led workshops.

We have also partnered with industry associations to provide access to relevant continuing retail education opportunities through colleges around the country.

We value engagement and hold regular Town Hall meetings where any employee can ask questions of executives and make their voice heard.

Leaders recognize individuals and teams through programs specific to their area of the Company such as spot award cards that include store credits for future purchases, quarterly programs like our Pharmacy team's "Elevate" awards, and recognition of milestone anniversaries and completion of certifications and continuing education courses – all rooted in recognizing outstanding team members who are living our purpose and values. Corporate teams feature recognition recipients during town halls, and our weekly newsletter for associates includes stories about associates doing great things for each other, our customers and our communities.

Well-Being

In addition to our efforts to create a vibrant work environment grounded in DE&I, we are continually evaluating and developing our compensation and benefits programs to offer competitive wages and job-appropriate compensation. Our benefits are designed to attract and retain our employees and vary from location, seniority and employment status. In addition to comprehensive, accessible and affordable healthcare coverage, we offer paid time off, flexible work schedules, family leave, associate assistance programs and a 401(k)-retirement savings and investment plan with Company matching. Additionally, we seek to manage our collective bargaining agreements through active negotiations with union officials to best provide our employees fair wages, comprehensive retirement packages and other benefits.

We have also launched a series of programs and initiatives to provide support to our associates and their families outside of work, including a digital platform designed to provide associates with support for anxiety, depression and stress, a program to support parents and caregivers of children with developmental disabilities, and a program to support associates and eligible family members in the event of a cancer diagnosis.

The health and safety of our associates remains at the forefront of our business, and we remain committed to the prevention of injury and illness through strong health and safety management, employee empowerment and accountability, and strict compliance with health and safety regulations. We are also focused on fostering a safe, open and accountable work environment and we provide a hotline for all associates to report workplace concerns and violations.

In addition to caring for the well-being of our associates, we seek to support the communities we serve. During fiscal 2022, along with the Albertsons Companies Foundation, we contributed more than $200 million in food and financial support, including more than $40 million through our Nourishing Neighbors program to ensure those living in our communities and those impacted by disasters have enough to eat.

Seasonality

Our business is generally not seasonal in nature, but a larger share of annual revenues may be generated in November and December due to the major holidays.

Competitive Environment

The food and drug retail industry is highly competitive. The principal competitive factors that affect our business are location, price, quality, service, selection, convenience and condition of assets such as our stores. The operating environment for the food and drug retailing industry continues to be characterized by intense competition, aggressive expansion, increasing specialization of retail and digital formats, entry of non-traditional competitors and consolidation.

We face intense competition from supercenters, other food and/or drug retailers, club stores, online retailers, specialty and niche supermarkets, "limited assortment" stores, drug stores, general merchandisers, wholesale stores, dollar and discount stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants and a growing number of internet-based home delivery and meal solution companies. We and our competitors engage in price and non-price competition which, from time to time, has adversely affected our operating margins.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 25, 2023:

Name	Age	Position
Vivek Sankaran	60	Chief Executive Officer and Director
Sharon McCollam	60	President and Chief Financial Officer
Anuj Dhanda	60	Executive Vice President and Chief Information Officer
Omer Gajial	49	Executive Vice President of Health and Chief Digital Officer
Susan Morris	54	Executive Vice President and Chief Operations Officer
Kelly Griffith	59	Executive Vice President of Retail Operations, West Region
Michelle Larson	46	Executive Vice President of Retail Operations, East Region
Juliette Pryor	58	Executive Vice President, General Counsel and Secretary
Evan Rainwater	60	Executive Vice President, Supply Chain and Manufacturing
Jennifer Saenz	45	Executive Vice President and Chief Merchandising Officer
Michael Theilmann	59	Executive Vice President and Chief Human Resources Officer

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

Omer Gajial has served as our Executive Vice President of Health and Chief Digital Officer since August 2022, as our Executive Vice President of Pharmacy and Health since February 2022 and as our Senior Vice President, Rx Health and Wellness since September 2020. Prior to joining the Company, from January 2016 until August 2020, Mr. Gajial was the General Manager for Amazon Marketplace business, an e-commerce platform owned and operated by Amazon, across Hardlines, Softlines, and Consumables categories for the U.S., Canada, and Mexico. At Amazon Mr. Gajial led sales, business development, product, program, and fulfillment teams to launch strategic sellers into North America. Prior to Amazon, from July 2000 until December 2015, Mr. Gajial held several positions of increasing responsibility at PepsiCo in Dubai and New York, before being named VP Global Strategy, Category Management & Insights for PepsiCo's Walmart Customer team.

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

Kelly Griffith has served as our Executive Vice President of Retail Operations, West Region since March 2022 and previously as Executive Vice President of Operations from January 2015 to April 2016. Mr. Griffith also served in various executive positions at Safeway prior to its merger with the Company in 2015 and various other roles dating back to 1980.

Michelle Larson has served as our Executive Vice President of Retail Operations, East Region since March 2023 and our Southwest and Shaw’s Division President since 2018. Ms. Larson first joined the Company in 2016 as Senior Vice President of Merchandising, Southwest.

Juliette Pryor has served as our Executive Vice President and General Counsel since June 2020. Prior to joining the Company, since October 2016, Ms. Pryor served as senior vice president, general counsel and corporate secretary for Cox Enterprises, Inc. ("COX"), a leading communications and automotive services company. Prior to COX, from February 2009 to October 2016, Ms. Pryor served as executive vice president, general counsel and chief compliance officer for US Foods, Inc., a leading U.S. foodservice distributor.

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

Risks Related to Our Business and Operations

General economic conditions affecting the food and drug retail industry and various operating factors may affect our business and may adversely affect our business and operating results.

Our operations and financial performance are affected by economic conditions such as macroeconomic factors, credit market conditions and the level of consumer confidence. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross margin rates and consumer spending. We have observed increased inflation during the past year with varying impacts on our business. We are unable to predict the direction of the economy or if inflation will increase materially or revert to deflation. The continued increase in energy costs, including fuel, could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. If the economy weakens, energy costs continue to increase or inflationary trends continue, our business and operating results could be adversely affected. We may also experience materially adverse impacts to our business as a result of consumers' perceptions of the economy, and a decrease in their personal financial condition could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit.

We compete within our industry not only for customers, but also for management and hourly employees. Since the beginning of the COVID-19 pandemic, we have faced a competitive labor market due to labor shortages and turnover. Our inability to keep pace with technological changes may adversely impact our business initiatives and affect our financial performance. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our banners, our customers’ connection to our banners, and a positive relationship with the communities in which we serve. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

Strains related to COVID-19 or future pandemics may have an adverse effect on our business, financial condition and results of operations.

Spread of variants related to COVID-19 or future pandemics and the measures taken in response could adversely impact our business, financial condition and results of operations and heighten many of the other risks described throughout this report, including but not limited to those relating to our growth strategy, supply chain, increased food and labor costs, availability of labor, disruption in operations, loss of key employees, our indebtedness, and general economic conditions. We may also experience a negative impact from government mandated restrictions and community response measures which may disrupt our business and thus negatively impact our financial results.

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

Although we have identified and are still implementing a broad range of specific productivity initiatives to help offset cost inflation, fuel growth and drive earnings, there can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or timeframe, if at all. Certain of these initiatives involve significant changes in our operating processes and systems that could result in disruptions in our operations. The savings from these planned productivity initiatives represent management's estimates and remain subject to risks and uncertainties. The actual benefits of our productivity initiatives, if achieved, may be lower than we expect and may take longer than anticipated.

We may be adversely impacted by environmental, social and governance matters, including inability to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been an increased focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, diversity, equity and inclusion, human rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments can be widely publicized. Given our commitment to ESG, we have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets, the setting or publication of certain targets or the intensity of our commitment to ESG initiatives could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, results of operations and financial condition.

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

During the period between the date of signing of the Merger Agreement and the closing of the Merger (the "Closing"), our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger and the transactions contemplated by the Merger, including the separation and establishment of SpinCo (as defined in "Part II—Item 8. Financial Statements and Supplementary Data—NOTE 2"), which may impact our business relationships, financial condition and operating results. Some of these risk factors include:

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
•impact of costs related to completion of the Merger and transactions related to the Merger, including any costs related to any divestitures for which we are required to obtain regulatory approvals;
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
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger, for which we may receive little or no benefit if the Merger and the transactions contemplated by the Merger are not completed. Many of these fees and costs will be payable by us even if the Merger and the transactions contemplated by the Merger are not completed and may relate to activities that we would not have undertaken other than to complete the Merger; and
•failure to complete the Merger, may result in negative publicity and a negative impression of us in the investment community.

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

The food and drug retail industry is large and dynamic, characterized by intense competition among a collection of local, regional and national participants. In addition to new entrants to the market, we face strong competition from existing supercenters, other brick and mortar food and/or drug retailers, club stores, dollar and discount stores, online retailers, specialty and niche supermarkets, drug stores, general merchandisers, wholesale stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants, catering companies and home delivery and meal solution companies. Shifts in the competitive landscape, consumer preference or market share may have an adverse effect on our profitability and results of operations.

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. In addition, we face increasing competition from online distributors of pharmaceutical products. Although we have accelerated the expansion of our digital business to offer our customers the ability to shop online for both home delivery through a variety of delivery providers and Drive Up & Go curbside pickup, there is no assurance that these online initiatives will continue to be successful. In addition, these initiatives may have an adverse impact on our profitability as a result of lower gross margins or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment including for development of our digital offerings and retail media network, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

An increasingly competitive industry and, inflation and deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our respective share of retail food sales through capital and price investment, increased promotional activity and new and remodeled stores, creating a more difficult environment to consistently increase year-over-year sales. Some of our primary competitors are larger than us or have greater financial resources available to them and, therefore, may be able to devote greater resources to grow their share of retail food sales. Price investment by our competitors has also, from time to time, adversely affected our operating margins.

Our continued success to effectively compete in the food retail industry is dependent upon our ability to control operating expenses, including managing product and labor costs in an increasingly competitive labor market and health care and pension costs stipulated by our collective bargaining agreements. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements, allowing them to more effectively leverage their fixed costs or more easily reduce operating expenses. Finally, we need to source, market and merchandise efficiently. Changes in our product mix also may negatively affect our profitability. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability. Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Because we face intense competition, we need to effectively anticipate and respond to changing consumer preferences and demands. It is difficult to predict consistently and successfully the products and services our customers will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sourcing or sustainability of product sources or the packaging of such products) and spending patterns could lead us to offer our customers a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores and the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer digital, loyalty and media solutions that are both cost effective and compelling to our customers. Our failure to anticipate or respond to customer expectations for products, services, digital and loyalty programs would adversely affect the demand for our products and services and our market share and could have an adverse effect on our financial performance, margins and operating income.

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

We currently operate 1,722 pharmacies. As a result, we are exposed to risks inherent in the packaging, dispensing, display, distribution and disposal of pharmaceuticals and other healthcare products, including risks of liability for products such as opioids. Although we maintain insurance against such liabilities, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all for healthcare and pharmaceutical liabilities. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission. Also, our business operations and operating results could be materially adversely impacted by legislative, enforcement, regulatory, judicial and public policy changes.

We are subject to numerous federal and state regulations. Each of our in-store pharmacies must be licensed by the respective state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration, and, in some states, a separate controlled substance license must be obtained to dispense controlled substances. In addition, pharmacies selling controlled substances are required to maintain extensive records and often report information to state and federal agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations.

Application of federal and state laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our pharmacy operations or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Risks Related to Our Supply Chain

Product and raw material supply disruptions, especially those related to fresh products, may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on fresh products. We rely on various suppliers and vendors to provide and deliver our fresh and other product inventory on a continuous basis and to supply the raw materials to manufacture certain of our Own Brands products. We could suffer significant fresh and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters, foreign conflicts or other catastrophic or unexpected occurrences such as a pandemic similar to COVID-19. As examples, in the past, we have observed that the supply of meat products was impacted by the shutdown of certain key production facilities due to workforce illness. Also, labor and transportation issues, stemming from COVID-19, continue to be felt along our supply chain.

Severe weather, natural disasters and other climate changes may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, wildfires, mudslides, winter storms, tornadoes, as well as other natural disasters in areas in which we have stores or distribution centers have caused and may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force, disruption in the manufacture and supply of products, disruption and delays in transportation and delivery of goods, reduction in customer traffic and generally a reduction in the availability of products in our stores.

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

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs and operations, or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.

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

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such products. In addition, recalls or withdrawals of food products, and in particular the food products we manufacture or are sold under any of our Own Brands product names, may involve costs to us or reputational harm to us. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our business.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 401 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline. Increased regulation or significant increases in wholesale fuel costs could result in lower gross margins on fuel sales, and demand could be affected by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, geopolitical tensions, hostilities or boycotts, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

We make in-store pricing decisions based on the competitive landscape. We also set our pricing based on the cost of doing business on a regional basis, as a result of occupancy and labor costs that vary by region. At the same time, we frequently discuss ways to lower our costs with our consumer packaged goods partners based upon our scale and sales momentum. Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices can be volatile and commodities such as wheat and corn have been impacted by the armed conflict between Russia and Ukraine. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially or there is significant inflationary pressures as in the current macroeconomic environment. Suppliers, like us, are incurring additional costs and may seek to pass those costs through to us. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Risks Related to Our Workforce

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 25, 2023, approximately 200,000 of our employees were covered by collective bargaining agreements. During fiscal 2022, collective bargaining agreements covering approximately 115,000 employees expired and were successfully renegotiated. In fiscal 2023 collective bargaining agreements covering approximately 28,000 employees are scheduled to expire. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating costs. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on our financial results.

Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results.

We currently contribute to 27 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Pension Benefit Guaranty Corporation (the "PBGC") has the authority to petition a court to terminate an underfunded pension plan in limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Internal Revenue Code, as amended (the "Code"), the liability under these defined benefit plans is joint and several with all members of our control group, such that each member of our control group is potentially liable for the defined benefit plans of each other member of the control group. We continue to monitor any potential exposure to underfunded multiemployer plans.

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of a number of employers contributing to these plans and the underfunding of any of these plans to which we contribute are not our liability. Though we are not obligated nor the guarantor for any of the underfunding of multiemployer plans to which we contribute, as of December 31, 2022, we attempted to estimate our allocable share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's allocable share of the underfunding of multiemployer plans to which we contribute was $5.1 billion. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that includes the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate could also change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, establishes a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount needed to pay pension benefits through the plan year ending 2051. We participate in 18 multiemployer plans that may be eligible for the special financial assistance. Under the PBGC guidance, these multiemployer plans can apply for assistance based on a priority designation set by the PBGC starting in March 2023 through March 2024.

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

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage which are also slated to increase over the next few years. As examples, in California and Massachusetts, where we employed 73,500 and 11,500 associates, respectively, as of February 25, 2023, the current minimum wage was increased to $15.50 per hour and $15.00 per hour, respectively, effective January 1, 2023. Moreover, municipalities may set minimum wages above the applicable state standards. Increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

The food retail industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of qualified persons in the workforce in the local markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs, the impact of the Merger and changes in employment and labor laws. Such laws related to employee hours, wages, job classification and benefits could significantly increase our operating costs. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing wages for our employees could cause our gross margins to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Failure to attract and retain qualified associates could materially adversely affect our financial performance and our ability to successfully execute our business strategy.

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs, the impact of the Merger and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.

The continued successful implementation of our business strategy depends in large part upon the ability and experience of members of our senior management. In addition, our financial performance is dependent on our ability to identify, hire, train, motivate and retain qualified management, technical, sales and marketing and retail personnel. If we lose the services of members of our senior management or are unable to continue to attract and retain the necessary personnel, we may not be able to successfully execute our business strategy, which could have an adverse effect on our business.

Legal and Regulatory Risks

Unfavorable changes in government regulation may have a material adverse effect on our business.

We must comply with various federal, state, local and foreign laws, regulations and administrative practices such as those regulating health and sanitation standards, food labeling, energy, environmental, equal employment opportunity, minimum wages, pension, health insurance and other welfare plans and licensing for the sale of food, drugs and alcoholic beverages.

We cannot predict either the nature of future laws, regulations, interpretations or applications, or their effect on our future business. In addition, governmental or regulatory changes could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation or a decrease in government assistance programs such as the Supplemental Nutrition Assistance Program ("SNAP") that our customers use to purchase products. For example, the temporary boost to SNAP benefits put in place during the COVID-19 pandemic, known as emergency allotments, ended nationwide in February 2023. Any or all of such requirements could have an adverse effect on our business.

Tax matters could adversely affect our results of operations and financial conditions.

We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could affect our effective tax rate. Our effective tax rate and future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, and changes in accounting principles and interpretations relating to tax matters, all of which could negatively impact our business. In addition, changes in tax rates, tax laws, and regulations that impact our customers or the economy generally may also impact our financial condition and results of operations.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could cause disruptions and expose us to potentially significant liabilities.

Our operations, including our 401 fuel centers, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims based on both federal and state law, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, claims invoking consumer-protection statutes, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. In addition, there are a steady number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws, especially in California. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management's forecast assumptions or predictions could have a material adverse impact on our results of operations.

We use a combination of insurance and self-insurance to address potential liabilities for workers' compensation, automobile and general liability, property risk (including earthquake and flood coverage), director and officers' liability, employment practices liability, pharmacy liability, employee health care benefits and cyber and terrorism risks.

We use a combination of insurance and self-insurance to address potential liabilities for workers' compensation, automobile and general liability, property risk (including earthquake and flood coverage), director and officers' liability, employment practices liability, pharmacy liability, employee health care benefits and cyber and terrorism risks. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. The majority of our workers' compensation liability is from claims occurring in California, where workers' compensation has received intense scrutiny from the state's politicians, insurers, employers and providers, as well as the public in general. If other states adopt workers' compensation programs similar to California’s, then our workers’ compensation liability may increase which could have a material adverse impact on our results of operations.

Risks Related to Information Security, Cybersecurity and Data Privacy

We may be adversely affected by risks related to our dependence on IT systems. Any future changes to or intrusion into these IT systems, even if we are compliant with industry security standards, could materially adversely affect our reputation, financial condition and operating results.

We have complex information technology systems that are important to the success of our business operations, financial reporting and marketing initiatives. Our information systems are subject to outages, unplanned downtime, program transitions, breakdowns, ransomware attacks, viruses, malicious programs and other cyber incidents. If we fail to timely or successfully mitigate such adverse events affecting these systems, or experience difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses to our business and operations. These risks may be further exacerbated by the deployment and continued refinement of cloud-based enterprise solutions. In a cloud computing environment, we could be subject to outages by third-party service providers and security breaches to their systems, which we may have little control over. Unauthorized parties have obtained in the past, and may in the future obtain access to cloud-based platforms used by many retailers.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals or other payment systems.

We regularly defend against and respond to data security incidents. While we are vigilant in monitoring the security of our information technology systems, we may not be able to prevent all unauthorized access or remediate the impact of such unauthorized access. The techniques used by cyber criminals change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques, implement adequate preventive measures for all of them or remediate any unauthorized access on a timely basis. In addition, the recent geopolitical conflict in Ukraine may increase the risk of cyberattacks which could impact our operations. Any unauthorized access into our customers' sensitive information, data belonging to us or our vendors or employee data, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers', vendors' and employees' confidence in us and subject us to investigations, required notifications, potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our brand, reputation, financial condition and results of operations.

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

The loss of confidence from a data security incident involving our customers, employees or vendors could hurt our reputation and cause customer retention and employee recruiting challenges.

We receive and store personal information in connection with our business including from processing credit card data, digital marketing, and human resources records. The protection of our customer, employee and vendor data is critically important to us. Despite our considerable efforts to secure, upgrade and maintain our computer networks, our information security could be compromised, and customer, employee and vendor confidential information could be misappropriated whether as a result of cyberattacks on our information systems, the information systems hosted by third party providers or otherwise. If we experience a data security incident, we could be exposed to government enforcement actions, ransomware claims, loss of business information, negative publicity and possible claims from customers, associates, financial institutions, payment card associations, In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of February 25, 2023, we had approximately $8.5 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $2.9 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 25, 2023, we and our subsidiaries had approximately $0.5 billion of finance lease obligations.

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

On February 15, 2023, we entered into a LIBOR Transition Amendment with the lenders under the ABL Facility, which, among other things, replaced LIBOR with a term SOFR (of terms of one, three or six months, or if available, other periods of twelve months or less). Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate could increase loan rates and borrowing costs under the ABL Facility.

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

Increases in interest rates, a downgrade of our credit ratings and/or instability in the credit market could negatively affect our financing costs and our ability to access capital.

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

The market price of our common stock is volatile and may be influenced by many factors, some of which are beyond our control, including:
•uncertainties related to the pendency of the Merger;

•if a substantial number of shares of our common stock becomes available for sale and are sold in a short period of time, the market price of our common stock could decline;
•the failure of securities analysts to cover our common stock, or changes in financial estimates by analysts;
•if one or more securities analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business;
•changes in, or investors' perception of, the food and drug retail industry;
•the activities of competitors;
•future issuances and sales of our common stock, including in connection with acquisitions;
•future sales of our common stock by our largest stockholder,
•our quarterly or annual earnings or those of other companies in our industry;
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

Our largest stockholder is Cerberus, which may have conflicts of interest with other stockholders in the future.

Cerberus controls in the aggregate approximately 26% of our common stock and Cerberus has the right to designate four directors on our board of directors. As a result, Cerberus may be able to influence (i) the election of our directors, (ii) our corporate and management policies and (iii) other matters submitted to our stockholders for approval. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, Cerberus will continue to be able to strongly influence our decisions.

Provisions in our charter documents and Delaware law may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation, as amended ("certificate of incorporation"), and our amended and restated bylaws ("bylaws") may restrict the ability of stockholders to make changes in our governance that they may consider advantageous or desirable. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:
•the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;
•the manner in which stockholders can remove directors from the board is limited;
•stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent will be prohibited;
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

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our securities and debt agreements, including the ABL Facility, and our existing notes.

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our common stock, which currently is $0.12 per common share. Our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, contractual obligations, our general liquidity needs, and other factors that our board deems relevant.

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

Finally, our ability to pay dividends to our stockholders may be limited by contractual obligations or covenants in any financing arrangements that we are currently a party to, including the ABL Facility and our existing notes, or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

As of February 25, 2023, we had approximately 409,031,400 shares of Class A common stock and 150,000,000 shares of Class A-1 common stock authorized but unissued under our certificate of incorporation, excluding 2,903,200 shares of common stock reserved for issuance upon conversion of the Convertible Preferred Stock. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of February 25, 2023, we operated 2,271 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	134	Louisiana	16	Oregon	121
Arkansas	1	Maine	19	Pennsylvania	50
California	589	Maryland	68	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	7	Montana	39	Texas	208
Delaware	18	Nebraska	5	Utah	6
District of Columbia	12	Nevada	51	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	39
Idaho	44	New Jersey	87	Washington	215
Illinois	183	New Mexico	34	Wyoming	15
Indiana	4	New York	19

The following table summarizes our stores by size as of February 25, 2023:

Square Footage	Number of stores	Percent of total
Less than 30,000	219	9.6%
30,000 to 50,000	779	34.3%
More than 50,000	1,273	56.1%
Total stores	2,271	100.0%

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company's Class A common stock began trading on the NYSE on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's Class A common stock. As of April 21, 2023, there were 78 holders of record of our Class A common stock.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Class A common stock with the total return for (i) the S&P 500 Index, (ii) the S&P 500 Retailing Index and (iii) the newly selected S&P 500 Retail Composite Index for the period from June 26, 2020 (the date our Class A common stock commenced trading on the NYSE) through February 25, 2023. The S&P 500 Retail Composite Index will replace the S&P 500 Retailing Index to align with the peer group used in our Proxy Statement. The graph assumes an investment of $100 in our Class A common stock at market close on June 26, 2020 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Class A common stock.

Comparison of Cumulative Total Return (Since Listing)
$250.00
$200.00
$150.00
$100.00
$50.00
6/26/2020
9/12/2020
2/27/2021
9/11/2021
2/26/2022
9/10/2022
2/25/2023
ACI
S&P 500
S&P 500 Retailing
S&P 500 Retail Composite

	6/26/20	9/12/20	2/27/21	9/11/21	2/26/22	9/10/22	2/25/23
ACI	$100.00	$91.59	$105.93	$198.74	$198.34	$199.99	$186.27
S&P 500	100.00	111.03	126.66	148.17	145.72	139.81	137.55
S&P 500 Retailing	100.00	115.51	119.26	138.73	126.98	117.54	100.14
S&P 500 Retail Composite	100.00	115.16	118.97	139.92	131.03	122.55	107.09

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Class A common stock during fiscal 2022 and fiscal 2021.

Unregistered Sales of Equity Securities

During fiscal 2022 and fiscal 2021, certain holders of Convertible Preferred Stock converted approximately 1,349,186 and 350,814 shares of Convertible Preferred Stock, respectively, into approximately 78,339,120 and 20,369,582 shares of Class A common stock, respectively, which were issued from the Company's treasury stock account. Subsequent to the end of fiscal 2022, a holder of the Company's Convertible Preferred Stock converted the remaining 50,000 shares of Convertible Preferred Stock into 2,903,200 shares of the Company's Class A common stock. Each share of Convertible Preferred Stock was convertible at a rate of 58.064 shares of Class A common stock (with cash delivered in lieu of any fractional shares of Class A common stock). The shares of Class A common stock were issued in exchange for Convertible Preferred Stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 filed with the SEC on April 26, 2022, which provides comparisons of fiscal 2021 and fiscal 2020. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Special Note Regarding Forward-Looking Statements" set forth in Part I and in Item 1A. "Risk Factors."

Our last three fiscal years consisted of the 52 weeks ended February 25, 2023 ("fiscal 2022"), the 52 weeks ended February 26, 2022 ("fiscal 2021") and the 52 weeks ended February 27, 2021 ("fiscal 2020"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2022 OVERVIEW

We are one of the largest food retailers in the United States, with 2,271 stores across 34 states and the District of Columbia as of February 25, 2023. We operate 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 290,000 talented and dedicated employees, as of February 25, 2023, who serve on average 34.7 million customers each week. Additionally, as of February 25, 2023, we operated 1,722 pharmacies, 1,328 in-store branded coffee shops, 401 adjacent fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

Merger Agreement

On October 13, 2022, the Company, Kroger and Merger Sub entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, (i) each share of Class A common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Series A preferred stock of the Company issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share is subject to certain reductions as described in "Part II—Item 8. Financial Statements and Supplementary Data—Note 2".

The Company has filed with the SEC a definitive information statement on Schedule 14C with respect to the approval of the Merger and commenced mailing of the definitive information statement to the Company's stockholders on April 21, 2023. You may obtain copies of all documents filed by the Company with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the Company's website at https://www.albertsonscompanies.com/investors/overview/.

Special Dividend

On October 13, 2022, we declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"), payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was originally scheduled to be paid on November 7, 2022. As discussed in "Part II—Item 8. Financial Statements and Supplementary Data—Note 9", on January 17, 2023 the temporary restraining order issued by the courts of the State of Washington was lifted, and on January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Fiscal 2022 highlights

In summary, our financial and operating highlights for fiscal 2022 include:
•Identical sales increased 6.9%
•Digital sales increased 28%
•Loyalty members increased 15% to over 34 million
•Net income of $1,514 million, or $2.27 per Class A common share
•Adjusted net income of $1,965 million, or $3.37 per Class A common share
•Adjusted EBITDA of $4,677 million
•Operating cash flows of $2,854 million
•Continued modernization of our store fleet, including completing 173 remodels and opening five new stores

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Stores, beginning of period	2,276	2,277	2,252
Acquired (1)	—	3	26
Opened	5	7	9
Closed	(10)	(11)	(10)
Stores, end of period	2,271	2,276	2,277
(1) Fiscal 2021 includes one store acquired from Kings and Balducci's in fiscal 2020 that transferred to us in fiscal 2021.
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Less than 30,000	219	221	9.6%	9.7%	5.0	5.0
30,000 to 50,000	779	781	34.3%	34.3%	32.6	32.7
More than 50,000	1,273	1,274	56.1%	56.0%	75.2	75.3
Total Stores	2,271	2,276	100.0%	100.0%	112.8	113.0
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles ("GAAP") earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all restricted stock units and awards outstanding for the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP.
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

RESULTS OF OPERATIONS
The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2022 compared to fiscal 2021.
Summary of Consolidated Statements of Operations (dollars in millions, except per share data):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
Net sales and other revenue	$77,649.7	100.0%	$71,887.0	100.0%	$69,690.4	100.0%
Cost of sales	55,894.1	72.0	51,164.6	71.2	49,275.9	70.7
Gross margin	21,755.6	28.0	20,722.4	28.8	20,414.5	29.3
Selling and administrative expenses	19,596.0	25.2	18,300.5	25.5	18,835.8	27.0
Gain on property dispositions and impairment losses, net	(147.5)	(0.2)	(15.0)	—	(38.8)	(0.1)
Operating income	2,307.1	3.0	2,436.9	3.3	1,617.5	2.4
Interest expense, net	404.6	0.5	481.9	0.7	538.2	0.8
Loss on debt extinguishment	—	—	3.7	—	85.3	0.1
Other income, net	(33.0)	—	(148.2)	(0.2)	(134.7)	(0.2)
Income before income taxes	1,935.5	2.5	2,099.5	2.8	1,128.7	1.7
Income tax expense	422.0	0.5	479.9	0.7	278.5	0.4
Net income	$1,513.5	2.0%	$1,619.6	2.1%	$850.2	1.3%

Basic net income per Class A common share	$2.29		$2.73		$1.53
Diluted net income per Class A common share	2.27		2.70		1.47

Net Sales and Other Revenue
Net sales and other revenue increased $5,762.7 million, or 8.0%, from $71,887.0 million in fiscal 2021 to $77,649.7 million in fiscal 2022. The increase in Net sales and other revenue in fiscal 2022 as compared to fiscal 2021 was driven by our 6.9% increase in identical sales and higher fuel sales, with retail price inflation, growth in pharmacy and our 28% increase in digital sales as the primary drivers of the identical sales increase. The components of the change in Net sales and other revenue for fiscal 2022 were as follows (in millions):

Fiscal 2022
Net sales and other revenue for fiscal 2021	$71,887.0
Identical sales increase of 6.9%	4,593.4
Increase in fuel sales	1,110.1
Decrease in sales due to store closures, net of new store openings	(32.4)
Other, net	91.6
Net sales and other revenue for fiscal 2022	$77,649.7

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

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Identical sales, excluding fuel	6.9%	(0.1)%	16.9%

The following table represents Net sales and other revenue by product type (in millions):

	Fiscal 2022		Fiscal 2021
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$39,142.4	50.4%	$36,486.7	50.8%
Fresh (3)	25,585.4	32.9%	24,636.8	34.3%
Pharmacy	6,769.3	8.7%	5,823.3	8.1%
Fuel	4,857.6	6.3%	3,747.5	5.2%
Other (4)	1,295.0	1.7%	1,192.7	1.6%
Total	$77,649.7	100.0%	$71,887.0	100.0%
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

Gross margin rate decreased 80 basis points to 28.0% in fiscal 2022 compared to 28.8% in fiscal 2021. Excluding the impacts of fuel and LIFO, gross margin rate decreased 46 basis points. Pharmacy operations drove approximately half of the rate decrease with the remaining decrease being the result of increases in product, shrink and supply chain costs, as well as increases in picking and delivery costs related to the continued growth in digital sales, partially offset by the benefits of ongoing productivity initiatives. The decrease in rate related to pharmacy operations was primarily due to fewer COVID-19 vaccines in fiscal 2022. We administered approximately 4.1 million COVID-19 vaccinations during fiscal 2022, compared to approximately 11.0 million during fiscal 2021.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased 30 basis points to 25.2% of Net sales and other revenue in fiscal 2022 from 25.5% in fiscal 2021. Excluding the impacts of fuel and the withdrawal from the Combined Plan, Selling and administrative expenses as a percentage of Net sales and other revenue decreased eight basis points during fiscal 2022 compared to fiscal 2021. The decrease in Selling and administrative expenses was primarily attributable to the benefit of ongoing productivity initiatives, lower COVID-19 related expenses and sales leverage, partially offset by incremental legal and regulatory accruals and settlements, higher employee costs, investments related to the acceleration of our digital and omnichannel capabilities and merger-related costs. The increase in employee costs was the result of market-driven wage rate increases and higher equity-based compensation expense.

Gain on Property Dispositions and Impairment Losses, Net

For fiscal 2022, net gain on property dispositions and impairment losses was $147.5 million, primarily driven by $152.6 million of gains from the sale of real estate assets, partially offset by $5.1 million of asset impairments. For fiscal 2021, net gain on property dispositions and impairment losses was $15.0 million, primarily driven by $44.6 million of gains from the sale of assets, partially offset by $31.1 million of asset impairments, primarily related to right-of-use assets and intangible assets.

Interest Expense, Net

Interest expense, net was $404.6 million in fiscal 2022 compared to $481.9 million in fiscal 2021. The decrease in Interest expense, net was primarily due to higher interest income, as well as lower average interest rates. The weighted average interest rate was 5.3% and 5.5% during fiscal 2022 and fiscal 2021, respectively, excluding amortization of debt discounts and deferred financing costs.

Loss on Debt Extinguishment

There was no Loss on debt extinguishment during fiscal 2022. During fiscal 2021, we redeemed the remaining $200.0 million aggregate principal amount outstanding (the "2025 Redemption") of our 5.750% senior unsecured notes due September 2025 (the "2025 Notes"), using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest. The Company recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million redemption premium and a $0.8 million write-off of deferred financing costs.

Other Income, Net

For fiscal 2022, other income, net was $33.0 million primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity investment, partially offset by unrealized losses from non-operating investments. For fiscal 2021, other income, net was $148.2 million primarily driven by non-service cost components of net pension and post-retirement income, realized and unrealized gains from non-operating investments and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $422.0 million, representing a 21.8% effective tax rate, in fiscal 2022, and $479.9 million, representing a 22.9% effective tax rate, in fiscal 2021. The favorability in the effective tax rate during fiscal 2022 was primarily driven by the recognition of discrete income tax benefits related to expired statutes and audit settlements, as well as certain tax credits.

Net Income and Adjusted Net Income

Net income was $1,513.5 million or $2.27 per share during fiscal 2022 compared to $1,619.6 million or $2.70 per share during fiscal 2021. Adjusted net income was $1,965.1 million, or $3.37 per share, during fiscal 2022 compared to $1,781.0 million, or $3.07 per share, during fiscal 2021.

Adjusted EBITDA

Adjusted EBITDA was $4,677.0 million, or 6.0% of Net sales and other revenue, during fiscal 2022 compared to $4,398.4 million, or 6.1% of Net sales and other revenue, during fiscal 2021.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (dollars in millions, except per share data):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Numerator:

Net income	$1,513.5	$1,619.6	$850.2
Adjustments:
(Gain) loss on interest rate swaps and energy hedges, net (d)	(8.4)	(22.8)	16.9
Business transformation (1)(b)	78.3	56.6	58.0
Equity-based compensation expense (b)	138.3	101.2	59.0
Gain on property dispositions and impairment losses, net	(147.5)	(15.0)	(38.8)
LIFO expense (a)	268.0	115.2	58.7
Discretionary COVID-19 pandemic related costs (2)(b)	—	—	134.6
Government-mandated incremental COVID-19 pandemic related pay (3)(b)	10.8	57.9	1.8
Civil disruption related costs (4)(b)	—	—	13.0
Transaction and reorganization costs related to Convertible Preferred Stock issuance and initial public offering (b)	—	—	23.8
Merger-related costs (5)(b)	56.5	—	—
Certain legal and regulatory accruals and settlements, net (b)	100.7	(31.0)	12.0
Amortization of debt discount and deferred financing costs (c)	16.8	23.2	20.3
Loss on debt extinguishment	—	3.7	85.3
Amortization of intangible assets resulting from acquisitions (b)	50.9	48.5	55.8
Combined Plan and UFCW National Fund withdrawal (6)(b)	(19.0)	(106.3)	892.9
Miscellaneous adjustments (7)(f)	52.1	(23.8)	3.0
Tax impact of adjustments to Adjusted net income	(145.9)	(46.0)	(355.1)
Adjusted net income	$1,965.1	$1,781.0	$1,891.4

Denominator:

Weighted average Class A common shares outstanding - diluted	534.0	475.3	578.1
Adjustments:
Convertible Preferred Stock (8)	42.7	97.7	—
Restricted stock units and awards (9)	5.9	7.4	6.3
Adjusted weighted average Class A common shares outstanding – diluted	582.6	580.4	584.4

Adjusted net income per Class A common share - diluted	$3.37	$3.07	$3.24

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net income per Class A common share - diluted	$2.27	$2.70	$1.47
Convertible Preferred Stock (8)	0.36	0.13	—
Non-GAAP adjustments (10)	0.78	0.28	1.80
Restricted stock units and awards (9)	(0.04)	(0.04)	(0.03)
Adjusted net income per Class A common share - diluted	$3.37	$3.07	$3.24

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Adjusted net income (11)	$1,965.1	$1,781.0	$1,891.4
Tax impact of adjustments to Adjusted net income	145.9	46.0	355.1
Income tax expense	422.0	479.9	278.5
Amortization of debt discount and deferred financing costs (c)	(16.8)	(23.2)	(20.3)
Interest expense, net	404.6	481.9	538.2
Amortization of intangible assets resulting from acquisitions (b)	(50.9)	(48.5)	(55.8)
Depreciation and amortization (e)	1,807.1	1,681.3	1,536.9
Adjusted EBITDA	$4,677.0	$4,398.4	$4,524.0
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation, as well as closures of operating facilities.
(2) Includes $44.7 million in bonus payments to front-line associates during the third quarter of fiscal 2020. Also includes $53 million of charitable contributions to our communities for hunger relief and $36.9 million in final reward payments to front-line associates at the end of the first quarter of fiscal 2020.
(3) Represents temporary incremental pay that was legislatively required in certain municipalities in which we operate.
(4) Primarily includes costs related to store damage, inventory losses and community support as a result of the civil disruption during late May 2020 and early June 2020 in certain markets.
(5) Primarily relates to third-party advisor fees and retention program expense related to the proposed Merger with Kroger and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(6) Related to the Combined Plan during the second quarter of fiscal 2022, fourth quarter of fiscal 2021 and the fourth quarter of fiscal 2020, and the withdrawal from the UFCW National Fund during the third quarter of fiscal 2020. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12" for more information.
(7) Miscellaneous adjustments include the following (see table below):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Non-cash lease-related adjustments	$5.6	$9.7	$5.3
Lease and lease-related costs for surplus and closed stores	22.7	27.5	46.0
Net realized and unrealized loss (gain) on non-operating investments	25.2	(57.8)	(85.1)
Other (i)	(1.4)	(3.2)	36.8
Total miscellaneous adjustments	$52.1	$(23.8)	$3.0
(i) Primarily includes adjustments for unconsolidated equity investments, certain contract terminations and other costs not considered in our core performance.
(8) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP. Fiscal 2022 reflects the impact of the Special Dividend that is attributable to the holders of Convertible Preferred Stock on an as-converted basis.
(9) Represents incremental unvested RSUs and unvested RSAs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs and RSAs for each respective period.
(10) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.

(11) See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate swaps and energy hedges, net:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cost of sales	$(4.8)	$(15.9)	$(2.4)
Selling and administrative expenses	4.8	(3.6)	(0.2)
Other income, net	(8.4)	(3.3)	19.5
Total (Gain) loss on interest rate swaps and energy hedges, net	$(8.4)	$(22.8)	$16.9

(e) Depreciation and amortization:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cost of sales	$162.7	$164.7	$172.6
Selling and administrative expenses	1,644.4	1,516.6	1,364.3
Total Depreciation and amortization	$1,807.1	$1,681.3	$1,536.9

(f) Miscellaneous adjustments:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Selling and administrative expenses	$28.9	$32.7	$74.4
Other income, net	23.2	(56.5)	(71.4)
Total Miscellaneous adjustments	$52.1	$(23.8)	$3.0

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	February 25, 2023	February 26, 2022	February 27, 2021
Cash and cash equivalents and restricted cash at end of period	$463.8	$2,952.6	$1,767.6
Cash flows provided by operating activities	2,853.9	3,513.4	3,902.5
Cash flows used in investing activities	(1,977.3)	(1,538.9)	(1,572.0)
Cash flows used in financing activities	(3,365.4)	(789.5)	(1,041.8)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2,853.9 million during fiscal 2022 compared to net cash provided by operating activities of $3,513.4 million during fiscal 2021. The decrease in cash flow from operating activities during fiscal 2022 compared to fiscal 2021 was due to changes in working capital primarily related to inventory and accounts payable. These decreases were partially offset by an increase in Adjusted EBITDA and less cash paid for interest and income taxes during fiscal 2022.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2022 was $1,977.3 million primarily due to payments for property, equipment and intangibles of $2,156.7 million, partially offset by proceeds primarily from the sale of real estate assets of $195.2 million. Payments for property, equipment and intangibles included continued investment in our digital and technology platforms, the completion of 173 remodels and the opening of five new stores.

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

In fiscal 2023, we expect capital expenditures to be in the range of $2.0 billion to $2.1 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $3,365.4 million in fiscal 2022 primarily consisting of dividends paid on our Class A common stock and Convertible Preferred Stock, including the $3,916.9 million payment of the Special Dividend during the fourth quarter of fiscal 2022, partially offset by the $1,400.0 million borrowing and $400.0 million subsequent partial repayment of the ABL Facility in respect of the Special Dividend. Proceeds from the issuance of long-term debt and payments on long-term debt also included a $750 million issuance and subsequent $750 million redemption of senior unsecured notes (as further discussed below under the caption Debt Management).

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

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7 and Note 9" for additional information.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, increased $945.0 million to $8,910.1 million as of the end of fiscal 2022 compared to $7,965.1 million as of the end of fiscal 2021.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 25, 2023
Senior Unsecured Notes, Safeway Inc. Notes and New Albertson's L.P. Notes	$7,347.5
ABL Facility	1,000.0
Finance lease obligations	517.1
Other financing obligations and mortgage notes payable	45.5
Total debt, including finance leases	$8,910.1
On November 2, 2022, we provided notice to the lenders to borrow $1,400.00 million under the amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility"), which together with cash on hand was to be used to fund the payment of the Special Dividend during the fourth quarter of fiscal 2022. As of

February 25, 2023, we had $1,000.0 million of borrowings that remained outstanding under the ABL Facility and total availability of $2,946.7 million (net of letter of credit usage).
On February 13, 2023, we completed the issuance of $750.0 million in aggregate principal amount of 6.500% senior unsecured notes due February 15, 2028 (the "New 2028 Notes"). Interest on the New 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2023. On February 15, 2023, proceeds from the New 2028 Notes, together with approximately $7.1 million of cash on hand, were used to (i) repay in full all $750.0 million outstanding of our 3.50% senior unsecured notes due February 15, 2023 and (ii) pay fees and expenses related to the issuance of the New 2028 Notes.
During fiscal 2022 and fiscal 2021, there were no financial maintenance covenants in effect under the ABL Facility because the conditions had not been met.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.

Dividends

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock will participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Cash dividends paid to holders of the Convertible Preferred Stock were $65.3 million, $114.6 million and $66.0 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. On March 15, 2023, we declared a quarterly cash dividend of $0.8 million to holders of Convertible Preferred Stock, which was paid on March 31, 2023.

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $255.1 million ($0.48 per common share), $207.4 million ($0.44 per common share) and $93.7 million ($0.20 per common share) during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. On April 11, 2023, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2023 to stockholders of record as of the close of business on April 26, 2023.

On October 13, 2022, we declared the Special Dividend, payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was originally scheduled to be paid on November 7, 2022. As discussed in Part II—Item 8. Financial Statements and Supplementary Data—Note 9, on January 17, 2023 the temporary restraining order issued by the courts of the State of Washington was lifted, and on January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Liquidity and Factors Affecting Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5,200 million to $6,200 million. This includes $1,000.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months; and anticipated requirements for incremental working capital, incremental merger costs, including costs related to the separation and establishment of SpinCo, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock and Convertible Preferred Stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

The table below presents our material cash requirements as of February 25, 2023 (in millions) (1):

	Payments Due Per Year
	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt (2)	$8,483.7	$1,000.9	$31.0	$4,416.7	$3,035.1
Estimated interest on long-term debt (3)	2,138.6	451.0	779.3	604.3	304.0
Operating leases (4)	8,568.7	953.4	1,854.3	1,528.6	4,232.4
Finance leases (4)	744.8	104.8	195.7	137.3	307.0
Other obligations (5)	1,836.7	450.8	477.5	216.0	692.4
Purchase obligations (6)	480.3	226.9	183.5	17.3	52.6
Total contractual obligations	$22,252.8	$3,187.8	$3,521.3	$6,920.2	$8,623.5
(1) The cash requirements table excludes funding of pension and other postretirement benefit obligations, which totaled $27.3 million in fiscal 2022 and is expected to total approximately $18 million in fiscal 2023. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $546.5 million in fiscal 2022 and is expected to total approximately $570 million in fiscal 2023.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate or the variable interest rate in effect as of February 25, 2023. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 7" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, as well as payment obligations related to the Combined Plan and the UFCW National Fund. The table excludes the unfunded pension and postretirement benefit obligation of $302.6 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 25, 2023, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

Multiemployer Pension Plans

We currently contribute to 27 multiemployer plans which provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose and the respective plan trustees are responsible for determining the level of benefits to be provided to participants, the management of the plan assets and plan administration. We continue to monitor any potential exposure to underfunded multiemployer plans for our associates who are beneficiaries of these plans. The underfunding of any of these plans to which we contribute are not our liability and though we are not obligated nor the guarantor for any of the underfunding, we have estimated, based on the ratio of our contributions to the total of all contributions to these plans, our allocable share of the underfunding (the amount by which the actuarial determined plan liabilities exceed the value of the plan assets) of these multiemployer plans to which we contribute to be approximately $5.1 billion.

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

Of the 27 multiemployer plans to which we contribute, 18 plans are classified as "Critical" or "Critical and Declining" and potentially eligible for some level of relief under the special financial assistance program through the ARP Act. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. During the second quarter of fiscal 2022, the PBGC issued the final rule with respect to the special financial assistance program which allowed for both additional funding and the investment of one third of the special financial assistance funds into return-seeking investments. Though the amount of financial assistance that each of these 18 plans could receive will vary by plan, we currently estimate that these 18 plans represent over 90% of the $5.1 billion estimated underfunding. Under the PBGC guidance, these multiemployer plans can apply for assistance based on a priority designation set by the PBGC starting in March 2023 through March 2024. We expect the special financial assistance program under these regulations to provide the funding for these plans to remain solvent for at least the next 25 to 30 years and continue to provide benefits to our associates who are beneficiaries of these multiemployer plans.

We will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $546.5 million, $523.7 million and $524.0 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and we expect to contribute approximately $570 million in fiscal 2023. Refer to "Part I—Item 1A. Risk Factors" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" for additional information.

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

Letters of Credit

We had letters of credit of $53.3 million outstanding as of February 25, 2023. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

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

Long-Lived Asset Impairment

We regularly review our individual stores' operating performance, together with current market conditions, for indications of impairment. When events or changes in circumstances indicate that the carrying value of an individual store's assets may not be recoverable, its future undiscounted cash flows are compared to the carrying value. If the carrying value of store assets to be held and used is greater than the future undiscounted cash flows, an impairment loss is recognized to record the assets at fair value. For property and equipment held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairment losses were $5.1 million, $31.1 million and $30.2 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Contingencies

We are involved in a number of legal proceedings and certain regulatory matters. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an estimated liability could materially change. If a loss or change in the estimated liability has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the nature of the uncertainty and estimate of possible loss or range of loss to the extent such estimate can be made. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and whether a reasonable estimate of the loss can be made. The assessment of the outcome of litigation can be very difficult to predict as it is subject to legal processes that are highly complex, subject to many factors, including those that are not within our control, and highly dependent on individual facts and circumstances. While management currently believes that the estimated liabilities currently recorded are reasonable, it remains possible that differences in actual outcomes or changes in management's evaluation or predictions could arise that could be material to our financial condition, results of operations or cash flows. In addition, although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Part II—Item 8. Financial Statements and Supplementary Data—Note 14" and have not recorded an associated accrual related to these matters, an adverse judgment of negotiated settlement in these matters could be material to our financial condition, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and energy prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. Our market risk exposures related to interest rates and energy prices are discussed below.

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. From time to time, we manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. The interest rate swaps are not designated as cash flow hedges, and as a result, changes in the fair value of these instruments are recognized in earnings. Our exposure to changes in LIBOR, or Term SOFR beginning on February 13, 2023, primarily relates to our ABL Facility which had a $1,000.0 million outstanding balance as of February 25, 2023. All of our interest rate swaps expired in March 2023 and used LIBOR as the benchmark we hedged. Therefore, we estimate that a 100 basis point increase on our variable interest rates would increase our interest expense by approximately $10 million per year.

The table below provides information about debt instruments that are sensitive to changes in interest rates, and presents principal amounts due and related weighted average interest rates by expected maturity dates (dollars in millions):

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$0.9	$16.9	$14.1	$2,760.1	$1,656.6	$3,035.1	$7,483.7	$7,009.1
Weighted average interest rate (1)	6.13%	4.61%	1.5%	4.94%	6.29%	4.89%	5.21%
Variable Rate - Principal payments	$1,000.0	$—	$—	$—	$—	$—	$1,000.0	$1,000.0
Weighted average interest rate (1)	6.08%	0%	0%	0%	0%	0%	6.08%
(1) Excludes debt discounts and deferred financing costs.

Energy Price Risk

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these commitments qualify as normal purchases. We also manage our exposure to changes in diesel prices utilized in our distribution process through the use of short-term heating oil derivative contracts. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in earnings. We do not believe that these energy swaps would cause a material change to our financial position.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 25, 2023 and February 26, 2022, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the 52 weeks ended February 25, 2023, February 26, 2022, and February 27, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 2023 and February 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Liabilities—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is primarily self‑insured for workers' compensation, property, automobile, and general liability. The self‑insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop‑loss amounts that limit the Company's further exposure after a claim reaches the designed stop-loss threshold. In determining the Company’s self-insurance liabilities, management performs a continuing review of its overall position and reserving techniques. Self‑insurance liabilities as of February 25, 2023, were $1,234.1 million.

We identified the Company's self‑insurance liabilities as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self‑insurance liabilities were appropriately recorded as of February 25, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's self‑insurance liabilities included the following, among others:

•We tested the effectiveness of controls related to self‑insurance liabilities, including management's controls over the projection of settlement value of reported and unreported claims; management's controls over the review of the actuarial report and evaluation of the external actuarial expert's qualifications, competency, and objectivity; and evaluation of the underlying data sent to the external actuary.
•We evaluated the methods and assumptions used by management to estimate the self‑insurance liabilities by:
–Reading the Company's insurance policies and comparing the coverage and terms to the assumptions used by management.
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
–With the assistance of our actuarial specialists, we:
◦Compared management's prior‑year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self‑insurance liabilities.
◦Developed an independent expectation of the self‑insurance liabilities and compared our estimates to the amounts recorded by management.
◦Evaluated the key assumptions and methodologies used by management to determine the self‑insurance liabilities.
◦Evaluated the qualifications of the Company's external actuary by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 25, 2023

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 25, 2023, of the Company and our report dated April 25, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 25, 2023

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 25, 2023	February 26, 2022
ASSETS
Current assets
Cash and cash equivalents	$455.8	$2,902.0
Receivables, net	687.6	560.6
Inventories, net	4,782.0	4,500.8
Prepaid assets	302.7	301.6
Other current assets	42.3	101.4
Total current assets	6,270.4	8,366.4

Property and equipment, net	9,358.7	9,349.6
Operating lease right-of-use assets	5,879.1	5,908.4
Intangible assets, net	2,465.4	2,285.0
Goodwill	1,201.0	1,201.0
Other assets	993.6	1,012.6
TOTAL ASSETS	$26,168.2	$28,123.0

LIABILITIES
Current liabilities
Accounts payable	$4,173.1	$4,236.8
Accrued salaries and wages	1,317.4	1,554.9
Current maturities of long-term debt and finance lease obligations	1,075.7	828.8
Current operating lease obligations	664.8	640.6
Current portion of self-insurance liability	355.5	333.3
Taxes other than income taxes	382.3	344.6
Other current liabilities	460.0	409.5
Total current liabilities	8,428.8	8,348.5

Long-term debt and finance lease obligations	7,834.4	7,136.3
Long-term operating lease obligations	5,386.2	5,419.9
Deferred income taxes	854.0	799.8
Long-term self-insurance liability	878.6	837.8
Other long-term liabilities	1,129.8	1,277.6

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, 50,000 and 745,410 shares issued and outstanding as of February 25, 2023 and February 26, 2022, respectively	45.7	681.1
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of February 25, 2023 and 653,776 shares issued and outstanding as of February 26, 2022	—	597.4

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 25, 2023 and February 26, 2022	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 590,968,600 and 587,904,283 shares issued as of February 25, 2023 and February 26, 2022, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 25, 2023 and February 26, 2022	—	—
Additional paid-in capital	2,072.7	2,032.2
Treasury stock, at cost, 21,300,945 and 99,640,065 shares held as of February 25, 2023 and February 26, 2022, respectively	(352.2)	(1,647.4)
Accumulated other comprehensive income	69.3	69.0
(Accumulated deficit) retained earnings	(185.0)	2,564.9
Total stockholders' equity	1,610.7	3,024.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,168.2	$28,123.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
9.9

	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021
Net sales and other revenue	$77,649.7	$71,887.0	$69,690.4
Cost of sales	55,894.1	51,164.6	49,275.9
Gross margin	21,755.6	20,722.4	20,414.5

Selling and administrative expenses	19,596.0	18,300.5	18,835.8
Gain on property dispositions and impairment losses, net	(147.5)	(15.0)	(38.8)
Operating income	2,307.1	2,436.9	1,617.5

Interest expense, net	404.6	481.9	538.2
Loss on debt extinguishment	—	3.7	85.3
Other income, net	(33.0)	(148.2)	(134.7)
Income before income taxes	1,935.5	2,099.5	1,128.7

Income tax expense	422.0	479.9	278.5
Net income	$1,513.5	$1,619.6	$850.2

Other comprehensive income (loss), net of tax:
Recognition of pension gain	4.6	5.8	183.0
Other	(4.3)	(0.3)	(1.0)
Other comprehensive income	$0.3	$5.5	$182.0

Comprehensive income	$1,513.8	$1,625.1	$1,032.2

Net income per Class A common share:
Basic net income per Class A common share	$2.29	$2.73	$1.53
Diluted net income per Class A common share	2.27	2.70	1.47
Weighted average Class A common shares outstanding:
Basic	529.0	469.6	500.3
Diluted	534.0	475.3	578.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021
Cash flows from operating activities:
Net income	$1,513.5	$1,619.6	$850.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(147.5)	(15.0)	(38.8)
Depreciation and amortization	1,807.1	1,681.3	1,536.9
Operating lease right-of-use assets amortization	652.7	623.9	581.5
LIFO expense	268.0	115.2	58.7
Deferred income tax	12.9	219.0	(112.3)
Pension and post-retirement benefits income	(21.7)	(54.7)	(36.4)
Contributions to pension and post-retirement benefit plans	(27.3)	(29.8)	(60.0)
(Gain) loss on interest rate swaps and energy hedges, net	(8.4)	(22.8)	16.9
Deferred financing costs	16.9	23.4	20.9
Loss on debt extinguishment	—	3.7	85.3
Equity-based compensation expense	138.3	101.2	59.0
Other operating activities	1.8	(77.0)	(143.0)
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	(127.1)	(22.4)	0.4
Inventories, net	(549.1)	(313.8)	9.2
Accounts payable, accrued salaries and wages and other accrued liabilities	(164.2)	679.5	787.4
Operating lease liabilities	(637.7)	(604.6)	(563.3)
Pension withdrawal liabilities	(103.4)	(131.0)	672.3
Self-insurance assets and liabilities	56.2	18.6	6.5
Other operating assets and liabilities	172.9	(300.9)	171.1
Net cash provided by operating activities	2,853.9	3,513.4	3,902.5

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(2,153.9)	(1,606.5)	(1,630.2)
Proceeds from sale of assets	195.2	51.9	161.6
Business acquisitions, net of cash acquired	—	(25.4)	(97.9)
Other investing activities	(18.6)	41.1	(5.5)
Net cash used in investing activities	(1,977.3)	(1,538.9)	(1,572.0)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022	52 weeks ended February 27, 2021
Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	$2,150.0	$—	$4,094.0
Payments on long-term borrowings, including ABL facility	(1,150.8)	(330.9)	(4,446.7)
Payments of obligations under finance leases	(71.6)	(78.0)	(79.9)
Payment of redemption premium on debt extinguishment	—	(2.9)	(71.6)
Payments for debt financing costs	(7.1)	(11.0)	(21.9)
Special dividend paid	(3,916.9)	—	—
Dividends paid on common stock	(255.1)	(207.4)	(93.7)
Dividends paid on convertible preferred stock	(65.3)	(114.6)	(66.0)
Proceeds from convertible preferred stock	—	—	1,680.0
Third party issuance costs on convertible preferred stock	—	—	(80.9)
Treasury stock purchase, at cost	—	—	(1,881.2)
Employee tax withholding on vesting of restricted stock units	(44.0)	(29.4)	(14.1)
Other financing activities	(4.6)	(15.3)	(59.8)
Net cash used in financing activities	(3,365.4)	(789.5)	(1,041.8)

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,488.8)	1,185.0	1,288.7
Cash and cash equivalents and restricted cash at beginning of period	2,952.6	1,767.6	478.9
Cash and cash equivalents and restricted cash at end of period	$463.8	$2,952.6	$1,767.6

Reconciliation of capital investments:
Payments for property, equipment and intangibles, including payments for lease buyouts	$(2,153.9)	$(1,606.5)	$(1,630.2)
Lease buyouts	(2.8)	11.7	(13.0)
Total payments for capital investments, excluding lease buyouts	$(2,156.7)	$(1,594.8)	$(1,643.2)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$23.3	$81.0	$38.8
Purchases of property and equipment included in accounts payable	333.5	499.7	360.8
Interest and income taxes paid:
Interest paid, net of amount capitalized	395.3	480.3	574.3
Income taxes paid	220.9	240.9	366.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 29, 2020	582,997,251	$5.8	$1,824.3	3,671,621	$(25.8)	$(118.5)	$592.3	$2,278.1
Issuance of common stock to Company's parents	1,312,859	—	—	—	—	—	—	—
Equity-based compensation	—	—	59.0	—	—	—	—	59.0
Shares issued and employee tax withholding on vesting of restricted stock units	1,264,556	0.1	(14.1)	—	—	—	—	(14.0)
Equity reclassification	—	—	30.0	—	—	—	—	30.0
Repurchase of common stock	—	—	—	116,338,026	(1,881.2)	—	—	(1,881.2)
Cash dividends declared on common stock ($0.20 per common share)	—	—	—	—	—	—	(93.7)	(93.7)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(86.0)	(86.0)
Net income	—	—	—	—	—	—	850.2	850.2
Other comprehensive income, net of tax	—	—	—	—	—	182.0	—	182.0
Other activity	—	—	(0.3)	—	—	—	0.2	(0.1)
Balance as of February 27, 2021	585,574,666	5.9	1,898.9	120,009,647	(1,907.0)	63.5	1,263.0	1,324.3
Equity-based compensation	—	—	101.2	—	—	—	—	101.2
Shares issued and employee tax withholding on vesting of restricted stock units	2,329,617	—	(29.4)	—	—	—	—	(29.4)
Convertible preferred stock conversions	—	—	61.0	(20,369,582)	259.6	—	—	320.6
Cash dividends declared on common stock ($0.44 per common share)	—	—	—	—	—	—	(207.4)	(207.4)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(109.4)	(109.4)
Net income	—	—	—	—	—	—	1,619.6	1,619.6
Other comprehensive income, net of tax	—	—	—	—	—	5.5	—	5.5
Other activity	—	—	0.5	—	—	—	(0.9)	(0.4)
Balance as of February 26, 2022	587,904,283	5.9	2,032.2	99,640,065	(1,647.4)	69.0	2,564.9	3,024.6
Equity-based compensation	—	—	112.4	—	—	—	—	112.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,064,317	—	(44.0)	—	—	—	—	(44.0)
Convertible preferred stock conversions	—	—	(61.0)	(78,339,120)	1,295.2	—	(1.4)	1,232.8
Special dividend declared ($6.85 per share)	—	—	31.3	—	—	—	(3,952.6)	(3,921.3)
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(255.1)	(255.1)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(51.0)	(51.0)
Net income	—	—	—	—	—	—	1,513.5	1,513.5
Other comprehensive income, net of tax	—	—	—	—	—	0.3	—	0.3
Other activity	—	—	1.8	—	—	—	(3.3)	(1.5)
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 25, 2023, operated 2,271 retail stores together with 401 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States under 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $576.9 million and $538.8 million as of February 25, 2023 and February 26, 2022, respectively. The Company has cash and cash equivalents that are in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and it does not anticipate incurring any losses, the Company cannot be assured that it will not experience losses on its cash and cash equivalents.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $8.0 million and $50.6 million of restricted cash as of February 25, 2023 and February 26, 2022, respectively.

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

As of February 25, 2023, and February 26, 2022, approximately 85.1% and 83.7%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the item-cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the item-cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $585.4 million and $317.4 million as of February 25, 2023 and February 26, 2022, respectively. During fiscal 2022, fiscal 2021 and fiscal 2020, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2022, fiscal 2021 and fiscal 2020 purchases. As a result, cost of sales decreased by $0.5 million, $11.3 million and $11.8 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Cost for the remaining inventories, which consists primarily of certain perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

Property and equipment, net: Property and equipment is recorded at cost or fair value for assets acquired as part of a business combination, and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings - seven to 40 years; leasehold improvements - the shorter of the remaining lease term or ten to 20 years; and fixtures and equipment - three to 20 years.

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

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 25, 2023 and February 26, 2022, the Company had capitalized implementation costs of $272.3 million and $186.4 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for the implementation costs was $64.9 million, $38.3 million and $15.2 million for fiscal 2022, fiscal 2021 and fiscal 2020 respectively, and is included within Selling and administrative expenses.

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in fiscal 2022, the Company determined that there was no goodwill impairment.

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

Equity method investments: Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. As of February 25, 2023 and February 26, 2022, the Company has equity method investments of $250.1 million and $247.9 million, respectively, included in Other assets. Equity in earnings from unconsolidated affiliates were $11.8 million, $63.5 million and $59.2 million for fiscal 2022, fiscal 2021 and fiscal 2020 respectively, and is included in Other income, net.

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other income, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other income, net. As of February 25, 2023 and February 26, 2022, the Company has other investments of $116.9 million and $118.6 million, respectively, included in Other assets. Net realized and unrealized losses were $11.5 million for fiscal 2022. Net realized and unrealized gains were $15.5 million and $43.0 million, for fiscal 2021 and fiscal 2020, respectively.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 25, 2023 and February 26, 2022, the cash surrender values of the policies were $135.6 million and $139.7 million, and the balances of the policy loans were $82.9 million and $82.6 million, respectively. The net balance of the COLI policies is included in Other assets.

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

The Company has reinsurance receivables of $21.7 million and $20.5 million recorded within Receivables, net and $50.1 million and $44.5 million recorded within Other assets as of February 25, 2023 and February 26, 2022, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 25, 2023	February 26, 2022
Beginning balance	$1,171.1	$1,159.1
Expense, net of actuarial adjustments	373.3	310.5
Claim payments	(310.3)	(298.5)
Ending balance	1,234.1	1,171.1
Less current portion	(355.5)	(333.3)
Long-term portion	$878.6	$837.8

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $313.5 million and $247.5 million as of February 25, 2023 and February 26, 2022, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2022 and fiscal 2021.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $115.0 million and $104.3 million as of February 25, 2023 and February 26, 2022, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$39,142.4	50.4%	$36,486.7	50.8%	$37,520.0	53.8%
Fresh (3)	25,585.4	32.9%	24,636.8	34.3%	23,674.5	34.0%
Pharmacy	6,769.3	8.7%	5,823.3	8.1%	5,195.8	7.4%
Fuel	4,857.6	6.3%	3,747.5	5.2%	2,236.5	3.2%
Other (4)	1,295.0	1.7%	1,192.7	1.6%	1,063.6	1.6%
Total	$77,649.7	100.0%	$71,887.0	100.0%	$69,690.4	100.0%
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

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $55.7 million and $54.1 million as of February 25, 2023 and February 26, 2022, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $498.2 million, $440.5 million and $385.1 million, net of cooperative advertising allowances of $63.9 million, $72.9 million and $72.7 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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

Recently issued accounting standards: In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company currently does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires qualitative and quantitative disclosures about supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of key terms of the programs. The ASU is effective for years beginning after December 15, 2022, except for the rollforward requirement, which is effective or fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company currently does not expect the adoption of this standard to have a material impact on its financial statement disclosures, but evaluation is continuing.

NOTE 2 - MERGERS AND ACQUISITIONS

Fiscal 2022

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

Pursuant to the Merger Agreement, (i) each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest, and (ii) each share of Series A preferred stock issued and outstanding immediately prior to the Effective Time shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash on an as-converted basis, without interest. The $34.10 per share consideration to be paid by Parent is subject to certain reductions described below.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Parent expect to make divestitures of stores owned by the Company and Parent. As described in the Merger Agreement and subject to the outcome of the divestiture process and negotiations with applicable government authorities, the Company is prepared to establish a Company subsidiary ("SpinCo") as part of this process. The common stock or interests in SpinCo would be distributed to Company stockholders not later than as of the closing of the Merger (the "Closing"), if utilized, and SpinCo would operate as a standalone public company or the equity of SpinCo would be contributed to a trust for later distribution to Company stockholders. The Company and Parent have agreed to work together to determine which stores and other assets, liabilities and employees would comprise SpinCo if required for regulatory clearance, as well as the pro forma capitalization of SpinCo. The $34.10 per share cash purchase price payable to Company stockholders in the Merger would be reduced by an amount equal to (i) three times four-wall EBITDA (as defined in the Merger Agreement) for the stores contributed to SpinCo divided by the number of shares of Class A common stock (including shares of Class A common stock issuable upon conversion of Series A preferred stock) outstanding as of the record date for the spin-off plus (ii) the Special Dividend (as defined below in Note 9 - Stockholders' Equity and Convertible Preferred Stock).

At the Effective Time, each outstanding equity award denominated in shares of Class A common stock will be converted into a corresponding award with respect to shares of Parent common stock (the "Converted Awards"). The Converted Awards will remain outstanding and subject to the same terms and conditions (including vesting and forfeiture terms) as were applied to the corresponding Company equity award immediately prior to the Effective Time; provided that any Company equity award with a performance-based vesting condition will have such vesting condition deemed satisfied at (i) the greater of target performance and actual performance (for such awards subject to an open performance period at the Effective Time) and (ii) target performance (for such awards subject to a performance period that begins after the Effective Time). For purposes of the conversion described above, the number of shares of Parent common stock subject to a Converted Award will be based upon the number of shares of

Class A common stock subject to such Company equity award immediately prior to the Effective Time multiplied by an exchange ratio equal to (i) $34.10 less the Special Dividend (as defined below in Note 9 - Stockholders' Equity and Convertible Preferred Stock) divided by (ii) the average closing price of shares of Parent common stock for five trading days preceding the Closing.

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

Fiscal 2020

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 25, 2023	February 26, 2022
Land	$2,114.6	$2,124.0
Buildings	5,366.0	5,211.3
Property under construction	849.2	661.0
Leasehold improvements	2,353.7	2,176.1
Fixtures and equipment	8,056.5	7,542.0
Property and equipment under finance leases	708.3	750.0
Total property and equipment	19,448.3	18,464.4

Accumulated depreciation and amortization	(10,089.6)	(9,114.8)
Total property and equipment, net	$9,358.7	$9,349.6

Depreciation expense was $1,433.1 million, $1,392.0 million and $1,297.7 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Amortization expense related to finance lease assets was $55.5 million, $63.8 million and $67.4 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Fixed asset impairment losses of $5.1 million, $2.6 million and $8.0 million were recorded as a component of Gain on property dispositions and impairment losses, net in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The impairment losses primarily relate to assets in underperforming stores and certain surplus properties.

NOTE 4 - INTANGIBLE ASSETS

The Company's Intangible assets, net consisted of the following (in millions):

		February 25, 2023			February 26, 2022
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,935.8	$(410.5)	$1,525.3	$1,935.8	$(361.9)	$1,573.9
Customer prescription files	5	1,405.3	(1,381.6)	23.7	1,430.8	(1,375.8)	55.0
Internally developed software	3 to 5	1,570.1	(747.4)	822.7	1,126.3	(564.3)	562.0
Other intangible assets (1)	3 to 6	65.5	(58.0)	7.5	58.2	(52.1)	6.1
Total finite-lived intangible assets		4,976.7	(2,597.5)	2,379.2	4,551.1	(2,354.1)	2,197.0
Liquor licenses and restricted covenants	Indefinite	86.2	—	86.2	88.0	—	88.0
Total intangible assets, net		$5,062.9	$(2,597.5)	$2,465.4	$4,639.1	$(2,354.1)	$2,285.0
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $253.6 million, $187.2 million and $156.6 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2023	$297.8
2024	260.0
2025	217.3
2026	118.5
2027	58.8
Thereafter	1,426.8
Total	$2,379.2

In fiscal 2022 and fiscal 2020, there were no intangible asset impairment losses. In fiscal 2021, there was $12.3 million of intangible asset impairment losses, recorded as a component of Gain on property dispositions and impairment losses, net.

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

The following table presents certain assets which are measured at fair value on a recurring basis as of February 25, 2023 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$21.4	$4.6	$16.8	$—
Non-current investments (2)	99.3	—	99.3	—
Derivative contracts (3)	1.5	—	1.5	—
Total	$122.2	$4.6	$117.6	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts and interest rate swaps. Included in Other assets.

The following table presents certain assets and liabilities which are measured at fair value on a recurring basis as of February 26, 2022 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 25, 2023, the fair value of total debt was $8,009.1 million compared to a carrying value of $8,483.7 million, excluding debt discounts and deferred financing costs. As of February 26, 2022, the fair value of total debt was $7,531.5 million compared to the carrying value of $7,484.6 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment losses of $5.1 million, $31.1 million and $30.2 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The aggregate notional amount of all Swaps as of both February 25, 2023 and February 26, 2022, were $593.0 million of which none were designated as cash flow hedges as defined by GAAP. All of the Company's Swaps expired in March 2023.

Activity related to the Swaps consisted of the following (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020	Location of gain (loss) recognized from derivatives
Gain (loss) on interest rate swaps	$8.4	$3.3	$(19.5)	Other income, net

NOTE 7 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of February 25, 2023 and February 26, 2022, net of unamortized debt discounts of $37.5 million and $41.4 million, respectively, and deferred financing costs of $53.2 million and $57.5 million, respectively, consisted of the following (in millions):

	February 25, 2023	February 26, 2022
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,496.4	$6,492.5
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	374.9	374.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	476.2	472.6
ABL Facility	1,000.0	—
Other financing obligations	28.8	29.1
Mortgage notes payable, secured	16.7	17.1
Finance lease obligations (see Note 8)	517.1	579.4
Total debt	8,910.1	7,965.1
Less current maturities	(1,075.7)	(828.8)
Long-term portion	$7,834.4	$7,136.3

As of February 25, 2023, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2023	$1,000.9
2024	16.9
2025	14.1
2026	2,760.1
2027	1,656.6
Thereafter	3,035.1
Total	$8,483.7

The Company's amended and restated senior secured asset-based loan ("ABL") facility (as amended, the "ABL Facility") and certain of the outstanding notes and debentures have, restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, if certain conditions are satisfied under the documentation governing the ABL Facility and the Senior Unsecured Notes. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 25, 2023, and after giving effect to the Special Dividend.
ABL Facility

The Company's ABL Facility provides for a $4,000.0 million senior secured revolving credit facility, maturing on December 20, 2026. On February 15, 2023, we entered into a LIBOR Transition Amendment with the lenders under the ABL Facility, which, among other things, replaced LIBOR with Term SOFR. Therefore, the ABL Facility has an interest rate of Term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a letters of credit ("LOC") sub-facility of $1,500.0 million. The unused commitment fee is 0.25% per annum.

On November 2, 2022, the Company provided notice to the lenders to borrow $1,400.0 million under the ABL Facility, which together with cash on hand was to be used to fund the payment of the Special Dividend during the fourth quarter of fiscal 2022. Subsequently, during fiscal 2022, the Company repaid $400.0 million of the ABL Facility. As of February 25, 2023, there was $1,000.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $53.3 million. As of February 26, 2022, there were no amounts outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $249.4 million.

During the fiscal year ended February 25, 2023, the average interest rate on the ABL Facility was approximately 5.8%. The outstanding balance is recorded in Current maturities of long-term debt and finance lease obligations as the $1,000.0 million balance has an interest rate maturity period of 90 days, which can be extended and reset through the maturity date of the ABL Facility of December 20, 2026. Though the Company has the ability to extend the payment on a long-term basis, the Company, at its own discretion, may pay all or a portion of the outstanding balance within the next 12 months with any future surplus cash flows.

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

Fiscal 2022

On February 13, 2023, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 6.500% senior unsecured notes due February 15, 2028 (the "New 2028 Notes"). Interest on the New 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2023. On February 15, 2023, proceeds from the New 2028 Notes, together with approximately $7.1 million of cash on hand, were used to (i) repay in full the $750.0 million outstanding of the Company's 3.50% senior unsecured notes due February 15, 2023 and (ii) pay fees and expenses related to the issuance of the New 2028 Notes.

The Senior Unsecured Notes have not been and will not be registered with the SEC. Each of these notes are also fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s subsidiaries that are not issuers under the indenture governing such notes.

The Company, an issuer and direct or indirect parent of each of the other issuers of the Senior Unsecured Notes, has no independent assets or operations. All of the direct or indirect subsidiaries of the Company, other than subsidiaries that are issuers, or guarantors, as applicable, of the Senior Unsecured Notes are minor, individually and in the aggregate.

Safeway Notes

The Company repaid the remaining $136.8 million in aggregate principal amount of Safeway's 3.95% Notes due 2020 on their maturity date, August 15, 2020. The Company also repaid the remaining $130.0 million in aggregate principal amount of Safeway's 4.75% Notes due 2021 on their maturity date, December 1, 2021.

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing, except for ABL Facility financing, are recognized as a direct reduction from the carrying amount of the debt liability and are amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the ABL Facility term using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $19.9 million and $25.0 million as of February 25, 2023 and February 26, 2022, respectively.

Interest expense, net consisted of the following (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
ABL Facility, senior secured and unsecured notes, and debentures	$404.9	$400.0	$463.4
Finance lease obligations	51.4	61.6	70.5
Amortization of deferred financing costs	16.9	23.4	20.9
Amortization of debt (premiums) and discounts, net	(0.1)	(0.2)	(0.6)
Other interest income	(68.5)	(2.9)	(16.0)
Interest expense, net	$404.6	$481.9	$538.2

NOTE 8 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,062.8	$1,046.9	$1,016.2
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	55.5	63.8	67.4
Interest on lease liabilities	Interest expense, net	51.4	61.6	70.5
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	441.9	428.6	423.8
Sublease income	Net sales and other revenue	(83.3)	(84.3)	(91.3)
Total lease cost, net		$1,528.3	$1,516.6	$1,486.6
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 25, 2023 and February 26, 2022 consisted of the following (in millions):

	Classification	February 25, 2023	February 26, 2022
Assets
Operating	Operating lease right-of-use assets	$5,879.1	$5,908.4
Finance	Property and equipment, net	332.9	373.4
Total lease assets		$6,212.0	$6,281.8

Liabilities
Current
Operating	Current operating lease obligations	$664.8	$640.6
Finance	Current maturities of long-term debt and finance lease obligations	74.8	78.0
Long-term
Operating	Long-term operating lease obligations	5,386.2	5,419.9
Finance	Long-term debt and finance lease obligations	442.3	501.4
Total lease liabilities		$6,568.1	$6,639.9

The following table presents cash flow information for leases (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,020.2	$1,001.6	$973.7
Operating cash flows from finance leases	51.4	61.6	70.5
Financing cash flows from finance leases	71.6	78.0	79.9
Right-of-use assets obtained in exchange for operating lease obligations	629.5	606.2	763.1
Right-of-use assets obtained in exchange for finance lease obligations	22.8	75.4	35.8
Impairment of right-of-use operating lease assets	—	14.7	15.9
Impairment of right-of-use finance lease assets	—	1.5	6.3

The following table presents the weighted average lease term and discount rate for leases:

	February 25, 2023	February 26, 2022
Weighted average remaining lease term - operating leases	10.6 years	11.1 years
Weighted average remaining lease term - finance leases	8.8 years	9.0 years
Weighted average discount rate - operating leases	6.4%	6.5%
Weighted average discount rate - finance leases	10.6%	11.2%

Future minimum lease payments for operating and finance lease obligations as of February 25, 2023 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2023	$953.4	$104.8
2024	968.8	104.2
2025	885.5	91.5
2026	810.7	75.3
2027	717.9	62.0
Thereafter	4,232.4	307.0
Total future minimum obligations	8,568.7	744.8
Less interest	(2,517.7)	(227.7)
Present value of net future minimum lease obligations	6,051.0	517.1
Less current portion	(664.8)	(74.8)
Long-term obligations	$5,386.2	$442.3

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 25, 2023 was $254.4 million.

NOTE 9 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock"). As of February 25, 2023, there were 590,968,600 and 569,667,655 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 26, 2022, there were 587,904,283 and 488,264,218 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. For all prior periods presented, use of Class A common stock refers to the Company's common stock pre-reclassification.

The terms of the Class A common stock are substantially identical to the terms of the Class A-1 common stock, except that the Class A-1 common stock does not have voting rights. Each holder of Class A common stock is entitled to one vote for each share owned of record on all matters voted upon by stockholders. A majority vote is required for all action to be taken by stockholders, except as otherwise provided for in the Company's amended and restated certificate of incorporation and amended and restated bylaws or as required by law. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of the Company's Class A common stock and Class A-1 common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company's liquidation, dissolution or winding-up, the holders of Class A common stock and Class A-1 common stock are entitled to share equally and ratably in the Company's assets, if any, remaining after the payment of all debts and liabilities and the liquidation preference of any outstanding preferred stock. When permitted under the relevant antitrust restrictions, any issued shares of Class A-1 common stock would automatically convert on a one-for-one basis to voting shares of Class A common stock.

The Company has established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Class A common stock. The Company paid cash dividends on its Class A common stock of $255.1 million during fiscal 2022, excluding the Special Dividend (as defined and described below), and of $207.4 million and $93.7 million during fiscal 2021 and fiscal 2020, respectively. On April 11, 2023, the Company announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2023 to stockholders of record as of the close of business on April 26, 2023. Future dividends will be made at the discretion of the Company's board of directors and will depend on, among other things, general and economic conditions, industry standards, the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of the Company's indebtedness, including the ABL Facility and Senior Unsecured Notes, capital requirements, regulations and contractual, legal, tax and regulatory restrictions, and such other factors as the Company's board of directors may deem relevant.

Special Dividend

In connection with the Company's previously-announced Board-led review of potential strategic alternatives to enhance the Company's growth and maximize stockholder value, on October 13, 2022, the Company declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend was payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was originally scheduled to be paid on November 7, 2022. On November 1, 2022, the Attorney General for the State of Washington ("Washington Attorney General") filed a motion for a temporary restraining order to prevent the payment of the Special Dividend. On November 3, 2022, a commissioner for the Superior Court of King County (the "Superior Court") issued a temporary restraining order against the payment of the Special Dividend. On December 9, 2022, the Superior Court ruled in favor of the Company and denied the Washington Attorney General's request for a preliminary injunction, but extended the temporary restraining order in order for the Washington Attorney General to seek review from the Washington Supreme Court. That same day, on December 9, 2022, the Washington Attorney General sought review from the Washington Supreme Court, asking that Court to review the denial of the preliminary injunction. On December 19, 2022, the commissioner of the Washington Supreme Court announced that the Court would, sitting en banc, consider the Washington Attorney General's application for review. The commissioner's order also extended the temporary restraining order against the payment of the Special Dividend. On January 17, 2023, the Washington Supreme Court denied a motion by the Washington Attorney General to hear an appeal from the Superior Court’s denial to enjoin the Company from paying the Special Dividend. As a result of the Court's decision, the temporary restraining order preventing payment of the Special Dividend was also lifted. On January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Separately, on November 2, 2022, the Attorneys General for the District of Columbia, California, and Illinois (collectively, the "Attorneys General") filed a motion for a temporary restraining order against the payment of the Special Dividend in federal district court in the District of Columbia. On November 8, 2022, that federal district court denied the motion. On December 1, 2022, the Attorneys General filed a motion for a preliminary injunction to prevent payment of the Special Dividend. On December 12, 2022, the federal district court denied the motion for a preliminary injunction. On that same day, December 12, 2022, the Attorneys General filed a motion with the federal district court for an emergency injunction pending appeal. On December 13, 2022, the Attorneys General filed a notice of appeal to the federal court of appeals for the District of Columbia, and also sought an emergency injunction pending appeal from that court. On December 14, 2022, the federal district court denied the motion for an injunction pending appeal. On December 20, 2022, the federal court of appeals for the District of Columbia also denied the motion of the Attorneys General for an injunction pending appeal. There is no injunction from the federal courts relating to payment of the Special Dividend.

Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of convertible preferred stock, par value $0.01 per share, of which 1,750,000 shares were designated Series A preferred stock ("Series A preferred stock") and 1,410,000 shares were designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1,680.0 million from the sale and issuance of the Convertible Preferred Stock which has an aggregate liquidation preference of $1,750.0 million. The Convertible Preferred Stock is presented outside of permanent equity at its original issuance price less costs incurred, due to it being contingently redeemable, as described below.

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

During fiscal 2022 and fiscal 2021, certain holders of the Company's Convertible Preferred Stock converted approximately 1,349,186 and 350,814 shares of Convertible Preferred Stock, respectively, into 78,339,120 and 20,369,582 shares of the Company's Class A common stock, respectively, which were issued from treasury stock. See Treasury Stock below and the Consolidated Statements of Stockholders' Equity for additional information. There were 50,000 and 1,399,186 shares of Convertible Preferred Stock outstanding as of February 25, 2023 and February 26, 2022, respectively. Subsequent to the end of fiscal 2022, a holder of the Company's Convertible Preferred Stock converted the remaining 50,000 shares of Convertible Preferred Stock into 2,903,200 shares of the Company's Class A common stock. As a result, the Company has issued in the aggregate, 101,611,902 shares of Class A common stock to holders of Convertible Preferred Stock. These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock, with the conversion of Series A preferred stock being completed during the first quarter of fiscal 2023 and the conversion of Series A-1 preferred stock being completed during the first quarter of fiscal 2022 as previously reported.

The holders of Convertible Preferred Stock are entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In the event that the Company does not declare and pay any dividends in cash, the Company may instead, only for two quarters, pay such dividends by increasing the liquidation preference of the Convertible Preferred Stock at a rate equal to the applicable cash dividend rate plus 2.25% on such dividend payment date. In addition, the holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. The Company paid cash dividends to holders of the Convertible Preferred Stock of $65.3 million during fiscal 2022, excluding the Special Dividend (as described above), and of $114.6 million and $66.0 million during fiscal 2021 and fiscal 2020, respectively. On March 15, 2023, the Company declared a quarterly cash dividend of $0.8 million to holders of Convertible Preferred Stock, which was paid on March 31, 2023.

At any time following June 9, 2026, the Company may redeem all, but not less than all, of the Convertible Preferred Stock then outstanding at a redemption price equal to the product of the liquidation preference of the Convertible Preferred Stock then outstanding and 105%, plus accrued and unpaid dividends. In the event that the Company receives a notice of an intention to exchange the shares of Convertible Preferred Stock for equity interests in certain of the Company's subsidiaries pursuant to the real estate agreement (as discussed below), the Company will have the right to redeem all, but not less than all, of its Convertible Preferred Stock then outstanding at a redemption price equal to the product of the aggregate liquidation preference of the Convertible Preferred Stock of such holder then outstanding and 110%, plus accrued and unpaid dividends. The Convertible Preferred Stock is also convertible, at the option of the holder, upon the occurrence of certain fundamental change events (other than with respect to the Merger), including a change in control or delisting of the Company at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for the Company's Common Stock upon such change in control, plus in certain conditions accrued and unpaid dividends through June 30, 2023 or June 30, 2024, as applicable.

Concurrent with the issuance and sale of the Convertible Preferred Stock, a newly formed consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, prior to the closing of the Convertible Preferred Stock, the Company was to place into its real estate subsidiary fee owned real estate properties with an appraised value of 165% of the liquidation preference of the Convertible Preferred Stock or a combination of real estate properties and cash, with a total value of $2.9 billion. This resulted in the Company contributing approximately $36.5 million of cash into a restricted escrow account to make up for the shortfall on the appraised value of owned properties placed into the real estate subsidiary. The real estate agreement provides the RE Investor with the unilateral right, upon the occurrence of specified trigger events, to exercise an investor exchange right to exchange all of the outstanding Convertible Preferred Stock for certain real estate assets or the real estate subsidiary's equity interests in its subsidiary special purpose entities holding such real estate assets, subject to certain provisions as further defined in the real estate agreement (the "Investor Exchange Right"). The Investor Exchange Right may be exercised if any of the following were to occur: (i) the Convertible Preferred Stock remains outstanding as of June 9, 2027, (ii) if a fundamental change occurs after June 30, 2024 and the related fundamental change stock price is less than the conversion price, (iii) a downgrade by one or more gradations or withdrawal of the Company's credit rating by certain rating agencies, as a result of which the Company's credit rating is B- (or its equivalent) or lower, (iv) the failure by the Company to pay a dividend on the Convertible Preferred Stock, which failure continues for 30 days after such dividend's due date, or (v) a bankruptcy filing. The target amount of real estate assets (net of taxes and fees) to be received in exchange for the Convertible Preferred Stock will be the product of the liquidation preference and 110%, plus an amount equal to any accrued and unpaid dividends. The Investor Exchange Right may be exercised unless the Company redeems all of the outstanding Convertible Preferred Stock at a redemption price, if such redemption occurs after the Company receives a notice of intent to exercise the Investor Exchange Right, equal to the product of the aggregate liquidation preference of the Convertible Preferred Stock then outstanding and 110%, plus accrued and unpaid dividends. Upon completion of the Investor Exchange Right, subsidiaries of the Company, as the applicable tenant, will enter into a master lease agreement with the RE Investor or designated affiliate as the landlord, solely with respect to the real estate properties that have been transferred directly or indirectly to the RE Investor, substantially the same as the current master lease agreements between the Company's consolidated real estate subsidiaries and the Company's consolidated operating subsidiaries.

The real estate agreement provides that the Company may release properties and/or cash from the escrow account if the holders of Convertible Preferred Stock convert their shares into Class A common stock, provided that certain conversion thresholds are met. During the second quarter of fiscal 2022, due to the non-cash conversions of Convertible Preferred Stock to Class A common stock discussed above, real estate properties and cash of $36.5 million, representing approximately 60% of the original $2.9 billion, were released from the restricted escrow account, and the real estate properties were transferred from the real estate subsidiary to operating subsidiaries. During the first quarter of fiscal 2023, the conversion of the remaining Series A preferred stock was completed (as discussed above), and therefore the remaining real estate properties held in the restricted escrow account are expected to be released in the first quarter of fiscal 2023.

On October 19, 2022, the Company filed an amendment with the State of Delaware (the "Series A Amendment") to the Certificate of Designations of the Series A preferred stock (as amended, the "Certificate of Designations"), such that the transactions contemplated by the Merger Agreement (as defined in Note 2 - Mergers and Acquisitions) do not constitute a "Fundamental Change" as defined under the Certificate of Designations. Furthermore, under the Series A Amendment, the ability of the Company to deliver a mandatory conversion notice under the Certificate of Designations is temporarily suspended so long as the Merger Agreement has not been terminated. The Series A Amendment also provides that holders of Series A preferred stock will participate in and receive shares of SpinCo (as defined and further described in Note 2 - Mergers and Acquisitions), and no adjustment to the then-applicable conversion rate will occur as a result of such participation. The Company concluded that the Series A Amendment did not result in substantial changes to terms of the Convertible Preferred Stock and as a result, applied modification accounting where it was determined that holders of the Convertible Preferred Stock did not receive any incremental fair value. Furthermore, the Convertible Preferred Stock continues to be classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

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

During fiscal 2022, the Company reissued 78,339,120 shares of treasury stock, at cost, upon conversion of approximately 1,349,186 shares of Convertible Preferred Stock into Class A common stock, and during fiscal 2021, the Company reissued 20,369,582 shares of treasury stock, at cost, upon conversion of approximately 350,814 shares of Convertible Preferred Stock into Class A common stock, as discussed above. Shares of treasury stock are reissued based on specific identification.

NOTE 10 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"). Under the Restricted Stock Unit Plan, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards. As of February 25, 2023, 33.2 million shares of Class A common stock remained available for future awards.

Under the Restricted Stock Unit Plan, the Company recognizes equity-based compensation expense for RSUs and RSAs granted to employees and non-employee directors. Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs and RSAs granted in fiscal 2022, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's achieved performance for fiscal 2022 relative to the fiscal 2022 performance target.

All unvested equity awards outstanding participate in the Special Dividend, according to the same vesting terms and conditions as the underlying equity award. Unvested equity awards with dividend equivalent rights ("DERs") receive the Special Dividend through the issuance of 1.5 million additional RSUs, of which 1.1 million shares relate to time-based awards and 0.4 million shares relate to performance-based awards. Unvested equity awards without DERs receive the Special Dividend in cash subject to anti-dilution provisions. For the Special Dividend that settles in cash upon vesting, modification accounting was applied to reflect liability classification. The modification did not result in a material impact to the Company's financial position or results of operations. For further description of the Special Dividend, see Note 9 - Stockholders' Equity and Convertible Preferred Stock.

Equity-based compensation expense recognized in the Consolidated Statements of Operations, net of forfeitures, was as follows (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
RSUs	$104.0	$93.2	$53.5
RSAs	8.4	8.0	5.5
Liability-classified awards	25.9	—	—
Total equity-based compensation expense	$138.3	$101.2	$59.0
Total related tax benefit	$26.9	$23.9	$13.7

During fiscal 2022, excluding Special Dividend DERs issued in shares, the Company issued 3.5 million RSUs to its employees and directors, of which 2.5 million shares were granted for accounting purposes. The 2.5 million issued and granted awards consist of 2.0 million RSUs that have solely time-based vesting and 0.5 million performance-based RSUs that were granted upon the establishment of the fiscal 2022 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.4 million previously issued performance-based RSUs and     RSAs were granted in fiscal 2022 upon the establishment of the fiscal 2022 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period, and an additional 1.0 million performance-based RSUs were granted in fiscal 2022 related to previously issued awards based on achieved performance for fiscal 2021 relative to the fiscal 2021 performance target. The 4.9 million RSUs and RSAs granted in fiscal 2022 have an aggregate grant date value of $120.1 million. The aggregate grant date value of RSUs and RSAs granted was $113.2 million and $94.5 million in fiscal 2021 and fiscal 2020, respectively.

The following summarizes the activity of RSUs and RSAs during fiscal 2022:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 26, 2022	4.8	$16.98	4.5	$16.26
Granted	2.0	29.27	1.9	23.11
Performance adjustment (1)	—	—	1.0	17.62
Special Dividend DERs	1.1	—	0.4	—
Vested	(3.3)	17.72	(2.4)	15.13
Forfeited or cancelled	(0.5)	17.81	(0.7)	21.34
Unvested, February 25, 2023	4.1	$23.78	4.7	$18.72
(1) Represents additional PBRSUs based on achieved performance for fiscal 2021 relative to the fiscal 2021 performance target. The performance adjustment does not include 1.1 million additional PBRSUs based on achieved performance for fiscal 2022 relative to the fiscal 2022 performance target, although these shares have been estimated and included in the determination of equity-based compensation expense and the calculation of diluted net income per common share for fiscal 2022.

During fiscal 2022, fiscal 2021 and fiscal 2020, the aggregate fair value of RSUs and RSAs that vested was $137.9 million, $120.9 million and $54.3 million, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 25, 2023, the Company had $74.2 million of unrecognized compensation cost related to 8.3 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.6 years. As of February 25, 2023, the Company had $1.4 million of unrecognized costs related to 0.5 million unvested granted RSAs. That cost is expected to be recognized over a weighted average period of 1.2 years. As of February 25, 2023, the Company had $22.6 million of unrecognized costs related to unvested liability-classified awards. That cost is expected to be recognized over a weighted average period of 1.4 years.

Upon the establishment of the annual performance target for fiscal 2023 and fiscal 2024, the remaining 1.5 million issued performance-based RSUs and 0.1 million performance-based RSAs will be granted for accounting purposes, as applicable.

NOTE 11 - INCOME TAXES

The components of income tax expense consisted of the following (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current
Federal (1)	$320.5	$211.1	$307.0
State (2)	88.1	49.2	84.5
Foreign	0.5	0.6	(0.7)
Total Current	409.1	260.9	390.8

Deferred
Federal	(7.6)	198.3	(92.5)
State	11.1	12.4	(27.3)
Foreign	9.4	8.3	7.5
Total Deferred	12.9	219.0	(112.3)
Income tax expense	$422.0	$479.9	$278.5
(1) Federal current tax expense net of $0.5 million, $0.5 million and $5.7 million tax benefit of net operating losses ("NOL") in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
(2) State current tax expense net of $16.7 million tax benefit of NOLs in fiscal 2020. There was no tax benefit of NOLs in fiscal 2022 and fiscal 2021.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21% to Income before income taxes was attributable to the following (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income tax expense at federal statutory rate	$406.4	$440.9	$237.0
State income taxes, net of federal benefit	85.9	100.7	58.0
Change in valuation allowance	0.1	(2.5)	(0.5)
Unrecognized tax benefits	(41.8)	(33.9)	8.6
Tax credits	(26.2)	(20.3)	(23.3)
Other	(2.4)	(5.0)	(1.3)
Income tax expense	$422.0	$479.9	$278.5

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 25, 2023	February 26, 2022
Deferred tax assets:
Compensation and benefits	$190.6	$229.5
Net operating loss	99.5	107.0
Pension & postretirement benefits	248.9	280.2
Self-Insurance	289.7	275.3
Tax credits	26.2	30.7
Lease obligations	1,722.4	1,740.7
Other	110.9	97.4
Gross deferred tax assets	2,688.2	2,760.8
Less: valuation allowance	(102.3)	(113.6)
Total deferred tax assets	2,585.9	2,647.2

Deferred tax liabilities:
Depreciation and amortization	1,360.2	1,348.3
Inventories	373.1	361.8
Operating lease assets	1,518.9	1,530.1
Other	187.7	206.8
Total deferred tax liabilities	3,439.9	3,447.0

Net deferred tax liability	$(854.0)	$(799.8)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(854.0)	(799.8)
Total	$(854.0)	$(799.8)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 25, 2023	February 26, 2022	February 27, 2021
Beginning balance	$113.6	$130.4	$135.1
Additions charged to income tax expense	3.1	2.1	2.7
Reductions credited to income tax expense	(3.0)	(4.6)	(3.2)
Changes to other comprehensive income or loss and other	(11.4)	(14.3)	(4.2)
Ending balance	$102.3	$113.6	$130.4

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 25, 2023, a valuation allowance of $102.3 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $18.8 million and $1,318.8 million, respectively, which will begin to expire in 2023 and continue through the fiscal year ending February 2043. As of February 25, 2023, the Company had $26.2 million of state credit carryforwards, the majority of which will expire in 2023. The Company had no federal credit carryforwards as of February 25, 2023.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Beginning balance	$276.0	$368.8	$373.8
Increase related to tax positions taken in the current year	5.0	1.2	1.5
Increase related to tax positions taken in prior years	2.1	0.3	1.8
Decrease related to tax position taken in prior years	—	(0.1)	(1.1)
Decrease related to settlements with taxing authorities	(20.7)	(72.9)	(3.7)
Decrease related to lapse of statute of limitations	(46.4)	(21.3)	(3.5)
Ending balance	$216.0	$276.0	$368.8

Included in the balance of unrecognized tax benefits as of February 25, 2023, February 26, 2022 and February 27, 2021 are tax positions of $151.1 million, $202.6 million and $277.4 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $151.1 million that could impact tax expense, the Company has recorded $7.1 million of indemnification assets that would offset any future recognition. As of February 25, 2023, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2019 and in most states, is no longer subject to state income tax examinations for fiscal years before 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For fiscal 2022, fiscal 2021 and fiscal 2020, the Company recognized expense related to interest and penalties, net of settlement adjustments, of $2.4 million, $3.0 million and $8.2 million, respectively.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $153 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company's Consolidated Financial Statements. Specifically, as it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. There was no amount deferred as of February 25, 2023, and the $213.3 million deferred as of February 26, 2022 was recorded in Accrued salaries and wages.

NOTE 12 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for certain employees not participating in multiemployer pension plans. The Safeway Plan is frozen to non-union employees but continues to remain fully open to union employees, and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement. In connection with the withdrawal from the Combined Plan (as defined below) in fiscal 2020, the Company established and contributes to the Safeway Variable Annuity Pension Plan (the "Safeway VAPP") that provides benefits to participants for future services.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. These plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 25, 2023 and a statement of funded status as of February 25, 2023 and February 26, 2022 (in millions):

	Pension		Other Post-Retirement Benefits
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Change in projected benefit obligation:
Beginning balance	$2,001.2	$2,370.5	$19.0	$21.2
Service cost	19.9	21.8	—	—
Interest cost	51.4	39.9	0.4	0.2
Actuarial gain	(230.8)	(52.4)	(5.5)	(0.4)
Benefit payments (including settlements)	(144.7)	(379.3)	(1.5)	(2.0)
Plan amendments	0.5	0.7	—	—
Ending balance	$1,697.5	$2,001.2	$12.4	$19.0

Change in fair value of plan assets:
Beginning balance	$1,662.3	$1,941.6	$—	$—
Actual return on plan assets	(136.1)	72.1	—	—
Employer contributions	25.8	27.9	1.5	2.0
Benefit payments (including settlements)	(144.7)	(379.3)	(1.5)	(2.0)
Ending balance	$1,407.3	$1,662.3	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(6.8)	$(6.2)	$(2.0)	$(2.7)
Other long-term liabilities	(283.4)	(332.7)	(10.4)	(16.3)
Funded status	$(290.2)	$(338.9)	$(12.4)	$(19.0)

The actuarial gain for both fiscal 2022 fiscal 2021 related to the projected benefit obligation was primarily driven by an increase in discount rates.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net actuarial gain	$(85.2)	$(84.5)	$(13.4)	$(8.4)
Prior service cost	2.0	1.8	—	—
	$(83.2)	$(82.7)	$(13.4)	$(8.4)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 25, 2023 and February 26, 2022, is shown below (in millions):

	February 25, 2023	February 26, 2022
Projected benefit obligation	$1,697.5	$2,001.2
Accumulated benefit obligation	1,694.4	1,997.5
Fair value of plan assets	1,407.3	1,662.3

The following table provides the components of net pension and post-retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension			Other Post-Retirement Benefits
	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2022	Fiscal 2021	Fiscal 2020
Components of net (income) expense:
Estimated return on plan assets	$(92.9)	$(101.1)	$(103.9)	$—	$—	$—
Service cost	19.9	21.8	15.7	—	—	—
Interest cost	51.4	39.9	48.6	0.4	0.2	0.4
Amortization of prior service cost	0.3	0.3	0.2	—	—	1.9
Amortization of net actuarial loss (gain)	0.2	0.8	2.0	(0.4)	(0.4)	(0.6)
Income due to settlement accounting	(0.6)	(16.2)	(0.7)	—	—	—
(Income) expense, net	(21.7)	(54.5)	(38.1)	—	(0.2)	1.7

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(1.1)	(23.2)	(245.8)	(5.4)	(0.4)	1.3
Amortization of net actuarial (loss) gain	(0.2)	(0.8)	(2.0)	0.4	0.4	0.6
Prior service cost	0.5	0.7	—	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.2)	—	—	(1.9)
Settlement income	0.6	16.2	0.7	—	—	—
Total recognized in Other comprehensive income (loss)	(0.5)	(7.4)	(247.3)	(5.0)	—	—
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(22.2)	$(61.9)	$(285.4)	$(5.0)	$(0.2)	$1.7

During fiscal 2021, the Company purchased a group annuity policy and transferred $203.5 million of pension plan assets to an insurance company (the "Annuity Purchase"), thereby reducing the Company's defined benefit pension obligations by $205.4 million. As a result of the Annuity Purchase, the Company recorded a settlement gain of $11.1 million during fiscal 2021.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2023.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 25, 2023	February 26, 2022
Discount rate	5.17%	3.26%
Rate of compensation increase	3.03%	3.01%
Cash balance plan interest crediting rate	3.65%	2.35%

The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 25, 2023	February 26, 2022	February 27, 2021
Discount rate	3.26%	2.60%	2.83%
Expected return on plan assets	5.97%	5.73%	6.18%
Cash balance plan interest crediting rate	2.35%	2.35%	2.40%

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

Retirement and Mortality Rates. On February 26, 2022, the Company adopted the new MP-2021 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally faster rate than the MP-2020 projection scale. The mortality assumption was not updated during fiscal 2022.

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

The following table summarizes actual allocations for the Safeway Plan which had $1,147.7 million in plan assets as of February 25, 2023:

		Plan Assets
Asset category	Target (1)	February 25, 2023	February 26, 2022
Equity	75%	74.0%	65.4%
Fixed income	25%	23.7%	32.7%
Cash and other	—%	2.3%	1.9%
Total	100%	100.0%	100.0%
(1) Reflects updates to the investment policy targets made during fiscal 2022.

The following table summarizes the actual allocations for the Shaw's Plan which had $215.1 million in plan assets as of February 25, 2023:

		Plan Assets
Asset category	Target	February 25, 2023	February 26, 2022
Equity	65%	66.4%	60.5%
Fixed income	35%	32.5%	31.1%
Cash and other	—%	1.1%	8.4%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the United Plan which had $28.0 million in plan assets as of February 25, 2023:

		Plan Assets
Asset category	Target (1)	February 25, 2023	February 26, 2022
Equity	50%	41.5%	48.1%
Fixed income	50%	54.5%	41.4%
Cash and other	—%	4.0%	10.5%
Total	100%	100.0%	100.0%
(1) The target market value of equity securities for the United Plan is 50% of plan assets. If the equity percentage exceeds 60% or drops below 40%, the asset allocation is adjusted to target.

The following table summarizes the actual allocations for the Safeway VAPP which had $16.5 million in plan assets as of February 25, 2023:

		Plan Assets (1)
Asset category	Target	February 25, 2023	February 26, 2022
Equity	20%	—%	—%
Fixed income	60%	—%	—%
Other (2)	20%	3.4%	—%
Cash	—%	96.6%	—%
Total	100%	100.0%	—%
(1) As of February 25, 2023, the assets were primarily invested in cash as these assets were recently contributed during fiscal 2022 and have not yet been allocated based on the plan policy. The Safeway VAPP had no assets as of February 26, 2022.
(2) Includes real estate, global tactical asset allocation and private equity investments.

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 25, 2023, excluding pending transactions of $51.6 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$20.4	$16.7	$3.7	$—	$—
Short-term investment collective trust (2)	36.9	—	—	—	36.9
Common and preferred stock: (3)
Domestic common and preferred stock	153.5	153.5	—	—	—
International common stock	58.3	58.3	—	—	—
Collective trust funds (2)	601.0	—	—	—	601.0
Corporate bonds (4)	70.4	—	70.4	—	—
Mortgage- and other asset-backed securities (5)	35.6	—	35.6	—	—
Mutual funds (6)	204.9	161.9	43.0	—	—
U.S. government securities (7)	209.2	—	209.2	—	—
Other securities (8)	68.7	0.2	24.2	—	44.3
Total	$1,458.9	$390.6	$386.1	$—	$682.2

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
Contributions

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company contributed $27.3 million, $29.8 million and $60.0 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company expects to contribute approximately $18 million to its pension and post-retirement plans in fiscal 2023. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid to plan participants (in millions):

	Pension Benefits	Other Benefits
2023	$184.0	$2.1
2024	187.3	1.9
2025	173.8	1.6
2026	167.6	1.5
2027	163.3	1.3
2028 – 2032	652.7	4.3
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

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2022 and fiscal 2021 is for the plan's year ending at December 31, 2021 and December 31, 2020, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2022	2021	2021	2020
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Combined Plan (8)	526128473 - 001	Red	Red	No	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW International Union - Industry Pension Fund (5)(9)	516055922 - 001	Green	Green	No	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented
UFCW Local 1245 Labor Management Pension Plan	516090661 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2022	2021	2020				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$135.2	$128.1	$123.2	No	7/27/2020 to 2/26/2026	85	79	4/12/2025
Western Conference of Teamsters Pension Plan	73.5	68.6	66.9	No	3/4/2020 to 8/21/2027	48	10	9/21/2025
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	141.8	138.4	133.7	No	3/6/2022 to 3/6/2026	46	41	3/4/2025
Combined Plan (8)	—	—	26.6	No	10/26/2019 to 2/24/2024	19	15	10/28/2023
Sound Retirement Trust (6)	66.6	61.4	53.8	No	4/4/2020 to 12/13/2025	132	27	5/3/2025
Bakery and Confectionery Union and Industry International Pension Fund	18.3	18.2	18.7	No	10/2/2016 to 1/23/2027	110	34	9/6/2025
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	11.5	12.0	12.0	No	2/1/2024 to 12/31/2026	6	2	3/29/2024
Rocky Mountain UFCW Unions & Employers Pension Plan	17.2	15.7	15.5	No	8/23/2023 to 11/15/2025	85	27	2/15/2025
UFCW Local 152 Retail Meat Pension Fund (5)	11.4	11.6	11.1	No	5/2/2024	4	4	5/2/2024
Desert States Employers & UFCW Unions Pension Plan	10.8	11.6	8.9	No	10/21/2023 to 11/8/2025	17	15	10/21/2023
UFCW International Union - Industry Pension Fund (5)(9)	—	—	4.6	No	4/1/2023 to 2/26/2026	28	7	6/14/2025
Retail Food Employers and UFCW Local 711 Pension Trust Fund	9.0	8.6	8.6	No	5/21/2022 to 3/1/2025	7	4	3/1/2025
Oregon Retail Employees Pension Trust	12.1	12.0	10.0	No	11/5/2022 to 2/9/2026	134	35	8/10/2024
Intermountain Retail Store Employees Pension Trust (7)	8.0	7.9	6.9	No	5/19/2018 to 12/13/2025	54	18	4/6/2024
UFCW Local 1245 Labor Management Pension Plan	5.7	4.8	2.7	No	11/23/2020 to 4/6/2024	4	2	11/23/2020
Other funds	25.4	24.8	20.8
Total Company contributions to U.S. multiemployer pension plans	$546.5	$523.7	$524.0
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 25, 2023, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2022 and March 31, 2021.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2021 and June 30, 2020.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2021 and September 30, 2020.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2021 and August 31, 2020.
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

On December 31, 2020, the Company reached agreement with the two local unions, along with the largest contributing employer, and the Pension Benefit Guaranty Corporation ("PBGC") to combine MAP into FELRA (the "Combined Plan") effective December 31, 2020. As a result, the Company withdrew from the Combined Plan under the terms of the agreement with the applicable unions, the largest contributing employer and the PBGC and received a release of all withdrawal liability and mass withdrawal liability from FELRA, MAP, the Combined Plan and the PBGC. Commencing February 2021, the Company is required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces the Company's previous annual contribution to both FELRA and MAP. In addition to the $23.2 million annual payment, the Company was expected to contribute to a new multiemployer pension plan limited to providing benefits to the former participants in MAP and FELRA in excess of the benefits the PBGC insures under law (the "Excess Plan"). These contributions were expected to commence in June 2022 and were expected to be approximately $13.7 million annually for 10 years. The Company recorded a non-cash pre-tax charge of $607.2 million ($449.4 million, net of tax) in the fourth quarter of fiscal 2020 to record the pension obligation for these benefits earned for prior service. The pension obligation was determined using a risk-free rate commensurate with the respective payment term related to the Combined Plan and the Excess Plan.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the PBGC to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provided direction on the application and eligibility requirements, including which plans will have priority, the determination of the amount of financial assistance to be provided and conditions and restrictions that apply to plans that receive the assistance. The Combined Plan was eligible to receive one-time special financial assistance and qualified to submit its application for $1.2 billion in special financial assistance in the fourth quarter of fiscal 2021. The $1.2 billion in special financial assistance was expected to provide the funding for the Combined Plan to remain solvent for at least 25 years. Although the special financial assistance will have no impact on the Company's $23.2 million payment obligation to the Combined Plan, the Company's estimated funding requirements for the Excess Plan were reduced as the contributions were not expected to commence until approximately 2045. As a result, in the fourth quarter of fiscal 2021, the Company recorded a non-cash pre-tax gain of $106.3 million ($78.7 million, net of tax) to reduce the pension liability for the Excess Plan to approximately $19 million. During the first quarter of fiscal 2022, the Combined Plan received approval and payment from the PBGC for the $1.2 billion in special financial assistance.

During the second quarter of fiscal 2022, the PBGC issued the final rule with respect to the special financial assistance program which allowed for both additional funding and the investment of one third of the special financial assistance funds into return-seeking investments. Based on the final rule, on August 8, 2022, the Combined Plan submitted a supplemented application for additional funding of approximately $120 million. The Combined Plan is now expected to remain solvent and therefore the Company currently does not expect to have any funding requirements for the Excess Plan. As a result, during fiscal 2022, the Company recorded a non-cash pre-tax gain of $19.0 million to remove the pension liability for the Excess Plan. During the fourth quarter of fiscal 2022, the Combined Plan received approval and payment of the additional funding.

National Fund: On July 21, 2020, the Company announced that it had entered into an agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of

June 30, 2020. The Company and nine UFCW local unions entered into a Memorandum of Understanding that permitted the withdrawal and required the establishment of a new multiemployer Variable Annuity Pension Plan (the "National VAPP") that will provide benefits to participants for future services, effective as of July 1, 2020. On November 30, 2020, these agreements became effective upon ratification by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund. As a result, the Company agreed to pay an aggregate of $285.7 million to the National Fund, in full satisfaction of the Company's withdrawal liability amount and mass withdrawal liability amount. The Company recorded a pre-tax charge of approximately $285.7 million ($213.0 million, net of tax) in the third quarter of fiscal 2020 to record the withdrawal liability. The Company paid $147.3 million and $73.6 million, including $4.4 million of accrued interest, in fiscal 2020 and fiscal 2022, respectively, and will pay the remaining amount of $69.2 million no later than June 30, 2023, any portion of which may be prepaid, in whole or in part. During fiscal 2021, the Company also pre-funded a transition reserve in the National VAPP to support certain grandfathered participants of approximately $8 million to the National VAPP.

Collective Bargaining Agreements

As of February 25, 2023, the Company had approximately 290,000 employees, of which approximately 200,000 were covered by collective bargaining agreements. During fiscal 2022, collective bargaining agreements covering approximately 115,000 employees were renegotiated. As of February 25, 2023, collective bargaining agreements covering approximately 28,000 employees have expired or are scheduled to expire in fiscal 2023, including collective bargaining agreements covering approximately 1,200 employees that have been renegotiated subsequent to the end of fiscal 2022.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.3 billion for fiscal 2022, and $1.2 billion for each of fiscal 2021 and fiscal 2020.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions accrued for these plans were $89.3 million, $75.5 million and $85.8 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Merger-Related Retention Benefits

The Merger Agreement provides for the Company to establish a retention program to promote retention and to incentivize efforts to close the Merger and to ensure a successful and efficient integration process. On December 18, 2022, the retention program was approved, with an aggregate amount of up to $100 million, as amended, covering certain executive officers and employees of the Company. The timing and amounts of the payments related to this retention program will depend on the timing of the anticipated close date of the Merger and executives and certain employees remaining active through the payment dates with 50% of the award being paid upon the close of the Merger and 50% of the award being paid six months after close of the Merger. In the event the Merger Agreement is terminated, 50% of the award will be paid on October 13, 2024 and 50% will be paid on October 13, 2025. Retention bonus expense accrued was $5.3 million for fiscal 2022, and is included within Selling and administrative expenses.

NOTE 13 - RELATED PARTIES

In connection with the Safeway acquisition, the Company entered into a management agreement with Cerberus Capital Management, L.P. ("Cerberus") and the consortium of investors, which commenced on January 30, 2015, requiring an annual management fee of $13.8 million, payable in quarterly installments and effective through the IPO date. Prior to the IPO, the Company made one quarterly payment for management fees of $3.4 million in fiscal 2020.

The Company paid Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus, fees totaling approximately $0.5 million, $0.2 million and $0.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $5.5 million, $7.0 million, and $5.5 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems.

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

The U.S. Supreme Court has decided to hear the appeals filed by the relators in Proctor and Schutte. The Court has consolidated the two cases for the purpose of hearing the appeal. The Court heard oral arguments on April 18, 2023.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court will hear oral argument on the motion on May 11, 2023.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 100 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including two involving the Company: Tarrant County (Texas) and Santa Fe County (New Mexico). Both bellwether trials involving the Company are currently in early stages of discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the state of New Mexico. The state has advised the Company that the New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, have agreed to the terms of the settlement. Thus, pending the entry of dismissal orders, all 15 cases filed by New Mexico entities will be concluded as a result of the settlement. The Company has also executed an agreement to settle three matters pending in Nevada state court. The Company recorded an estimated liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state court claims, which may not be covered by insurance, several are proceeding through discovery with only one scheduled for trial in 2023 which is expected to be continued to 2024. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

The Company has also received, subpoenas, CIDs and other requests for documents and information from the U.S. Department of Justice and certain state Attorneys General, and has had preliminary discussions with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the federal False Claims Act in dispensing prescriptions. The Company has been cooperating with the government with respect to these requests for information.

Oregon Class Action: A class action lawsuit entitled Schearon Stewart and Jason Stewart v. Safeway Inc. is pending in Circuit Court, County of Multnomah, State of Oregon. Plaintiffs have alleged that Safeway engaged in unfair trade practices, in violation of Oregon's Unlawful Trade Practices Act (ORS 646.608), regarding the sale of certain meat products in 2015 and 2016 in the state of Oregon with its "Buy One, Get One Free" and similar promotions.

On February 17, 2023, plaintiffs and Safeway executed an agreement which settled all claims in the lawsuit for approximately $107 million, which agreement received preliminary approval by the court on March 6, 2023. The settlement includes a claim administration process whereby affected customers, who do not elect to opt-out of the settlement, file a claim to participate in the settlement. The court has scheduled a hearing for July 10, 2023, at which it will decide whether to grant final approval of the settlement. The Company has recorded an estimated liability equal to the amount of this pending settlement.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	Fiscal 2022
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive income (loss) before reclassifications	0.2	6.0	(5.8)
Amounts reclassified from Accumulated other comprehensive income (1)	(0.5)	(0.5)	—
Tax benefit (expense)	0.6	(0.9)	1.5
Current-period other comprehensive income (loss), net	0.3	4.6	(4.3)
Ending AOCI balance	$69.3	$71.7	$(2.4)

	Fiscal 2021
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$63.5	$61.3	$2.2
Other comprehensive income (loss) before reclassifications	22.1	22.9	(0.8)
Amounts reclassified from Accumulated other comprehensive income (1)	(15.5)	(15.5)	—
Tax (expense) benefit	(1.1)	(1.6)	0.5
Current-period other comprehensive income (loss), net	5.5	5.8	(0.3)
Ending AOCI balance	$69.0	$67.1	$1.9
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 12 - Employee benefit plans and collective bargaining agreements.

NOTE 16 - NET INCOME PER COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year. Holders of Convertible Preferred Stock participated in the Special Dividend upon the same terms as holders of Class A common stock. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested RSUs and RSAs and Convertible Preferred

Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs and RSAs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Basic net income per Class A common share
Net income	$1,513.5	$1,619.6	$850.2
Special Dividend on Convertible Preferred Stock	(252.2)	—	—
Accrued dividends on Convertible Preferred Stock	(51.0)	(109.4)	(86.0)
Earnings allocated to Convertible Preferred Stock	—	(226.2)	—
Net income allocated to Class A common stockholders - Basic	$1,210.3	$1,284.0	$764.2

Weighted average Class A common shares outstanding - Basic (1)	529.0	469.6	500.3

Basic net income per Class A common share	$2.29	$2.73	$1.53

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$1,210.3	$1,284.0	$764.2
Accrued dividends on Convertible Preferred Stock	—	—	86.0
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$1,210.3	$1,284.0	$850.2

Weighted average Class A common shares outstanding - Basic (1)	529.0	469.6	500.3
Dilutive effect of:
Restricted stock units and awards	5.0	5.7	4.1
Convertible Preferred Stock (2)	—	—	73.7
Weighted average Class A common shares outstanding - Diluted (3)	534.0	475.3	578.1

Diluted net income per Class A common share	$2.27	$2.70	$1.47
(1) Fiscal 2022, fiscal 2021 and fiscal 2020 include 2.8 million, 2.7 million and 1.1 million Class A common shares remaining to be issued, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For fiscal 2022 and fiscal 2021, 42.7 million and 97.7 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for fiscal 2022, fiscal 2021 and fiscal 2020 were not material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 25, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 25, 2023.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 25, 2023.

The attestation of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in "Part II—Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

For information concerning executive officers, see "Executive Officers of the Registrant" located under "Part I—Item 1. Business" herein.

Information concerning directors and certain other corporate governance matters is included under the captions "Proposal 1 - Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance" in the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2022, and that information is incorporated by reference herein.

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

Item 11 - Executive Compensation

Information required by this Item is included under the captions "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2022, and that information is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2022, and that information is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2022, and that information is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services

Information required by this Item is included under the caption "Proposal 2 - Ratification of Independent Registered Accounting Firm" in the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2022, and that information is incorporated by reference herein.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	56
	Consolidated Balance Sheets as of February 25, 2023 and February 26, 2022	60
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 25, 2023, February 26, 2022 and February 27, 2021	61
	Consolidated Statements of Cash Flows for the years ended February 25, 2023, February 26, 2022 and February 27, 2021	62
	Consolidated Statements of Stockholders' Equity for the years ended February 25, 2023, February 26, 2022 and February 27, 2021	64
	Notes to Consolidated Financial Statements	65

(a)2.	Financial Statement Schedules:
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

3.5
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

Exhibit No.	Description
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
4.12
Indenture, dated as of February 5, 2020, by and among Albertsons Companies Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2020)

4.12.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 3.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.16.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.13
Indenture, dated as of February 5, 2020, by and among Albertsons Companies Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2020)

4.13.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.17.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.14
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.15
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.16
Indenture, dated as of February 13, 2023, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 6.500% Senior Notes, due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2023)

10.1
Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2018)

10.1.1
Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.1.2
Fourth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 20, 2021, by and among Albertsons Companies, Inc. certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2021)

10.2†
Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.3†
Emeritus Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.4†
Emeritus Agreement, dated December 16, 2019, between Albertsons Companies, Inc. and Robert G. Miller (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

10.5†
Amended and Restated Employment Agreement, effective as of April 25, 2019, by and between Albertsons Companies, Inc. and James L. Donald (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2019)

10.6†
Amended and Restated Employment Agreement, dated May 1, 2019, between Albertsons Companies, Inc. and Anuj Dhanda (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020)

Exhibit No.	Description
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
10.13†
Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

10.14†
Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

10.15
Amended and Restated Investment Agreement by and among Albertsons Companies, Inc. and the investors party thereto, dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.15.1
Amendment No.1, dated as of June 25, 2020, to the Amended and Restated Investment Agreement, dated as of June 9, 2020, by and among Albertsons Companies, Inc. and each of the investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.16
Amended and Restated Real Estate Agreement by and between ACI Real Estate Company LLC and AL RE Investor Holdings, LLC, dated June 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.17
Unitary Master Sublease between ACI Real Estate Company LLC, as Landlord, and the entities set forth therein, as Tenant, dated June 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.18†
Form of time-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.19†
Form of performance-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.19.1†
Amendment No. 1, dated February 23, 2022, to 2021 performance-based restricted stock unit award agreement (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.20†
Form of time-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.21†
Form of performance-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.22
Lock-Up Agreement by and among Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2022)

10.23†
Employment Agreement, dated July 20, 2022, between Albertsons Companies, Inc. and Anuj Dhanda (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2022)

10.24†
Employment Agreement, dated July 20, 2022, between Albertsons Companies, Inc. and Susan Morris (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2022)

10.25
Amendment No. 1, dated September 9, 2022, to the Lock-Up Agreement dated June 21, 2022 by and between Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2022)

Exhibit No.	Description
10.26
Lock-Up Agreement, dated September 9, 2022, by and between Albertsons Companies, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.27
Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Cerberus (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.28
Lock-Up Agreement, dated October 13, 2022, by and between Albertsons Companies, Inc. and Jubilee Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.29
Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Lubert-Adler (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.30
Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Kimco (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.31
Lock-Up Agreement, dated October 13, 2022, by and among Albertsons Companies, Inc. and entities affiliated with Klaff (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.32
Short-term Lock-Up Agreement, dated October 13, 2022, by and between Albertsons Companies, Inc. and HPS (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022)

10.33
Support Agreement, dated as of October 13, 2022, by and among Albertsons Companies, Inc. and Cerberus Albertsons Incentive LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.34
Support Agreement, dated as of October 13, 2022, by and among Albertsons Companies, Inc. and Cerberus Iceberg LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.35†	Form of Special Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023)
10.36†*	Form of performance-based restricted stock unit agreement (fiscal 2023 award cycle)
10.37†*	Form of time-based restricted stock unit agreement (fiscal 2023 award cycle)
10.38†*	Form of time-based restricted stock unit agreement (grant date anniversary vest)
10.39†*	Form of time-based restricted stock unit agreement (board of directors)
10.40†*	Amendment No. 1 to form of performance-based restricted stock unit agreement (fiscal 2022 award cycle)
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 25, 2023	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	Chief Executive Officer and Director	April 25, 2023
Vivek Sankaran	(Principal Executive Officer)

/s/ Sharon McCollam	President and Chief Financial Officer	April 25, 2023
Sharon McCollam	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 25, 2023
Robert B. Larson	(Principal Accounting Officer)

/s/ James L. Donald	Co-Chairman	April 25, 2023
James L. Donald

/s/ Chan Galbato	Co-Chairman	April 25, 2023
Chan Galbato

/s/ Sharon L. Allen	Director	April 25, 2023
Sharon L. Allen

/s/ Kim Fennebresque	Director	April 25, 2023
Kim Fennebresque

/s/ Allen M. Gibson	Director	April 25, 2023
Allen M. Gibson

/s/ Alan H. Schumacher	Director	April 25, 2023
Alan H. Schumacher

Signature	Title	Date
/s/ B. Kevin Turner	Vice Chairman	April 25, 2023
B. Kevin Turner

/s/ Mary Beth West	Director	April 25, 2023
Mary Beth West

/s/ Scott Wille	Director	April 25, 2023
Scott Wille