Form 10-Q
period 2023-06-17
Albertsons Companies, Inc.
filed 2023-07-25
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 21, 2023, the registrant had 575,679,400 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 17, 2023	February 25, 2023
ASSETS
Current assets
Cash and cash equivalents	$225.2	$455.8
Receivables, net	684.3	687.6
Inventories, net	4,844.9	4,782.0
Other current assets	306.2	345.0
Total current assets	6,060.6	6,270.4

Property and equipment, net	9,356.8	9,358.7
Operating lease right-of-use assets	5,881.2	5,879.1
Intangible assets, net	2,473.2	2,465.4
Goodwill	1,201.0	1,201.0
Other assets	844.4	993.6
TOTAL ASSETS	$25,817.2	$26,168.2

LIABILITIES
Current liabilities
Accounts payable	$4,013.2	$4,173.1
Accrued salaries and wages	1,149.5	1,317.4
Current maturities of long-term debt and finance lease obligations	574.2	1,075.7
Current maturities of operating lease obligations	668.5	664.8
Other current liabilities	1,317.7	1,197.8
Total current liabilities	7,723.1	8,428.8

Long-term debt and finance lease obligations	7,825.0	7,834.4
Long-term operating lease obligations	5,463.9	5,386.2
Deferred income taxes	816.2	854.0
Other long-term liabilities	1,989.0	2,008.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of June 17, 2023 and 50,000 shares issued and outstanding as of February 25, 2023	—	45.7
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of June 17, 2023 and February 25, 2023	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of June 17, 2023 and February 25, 2023	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 594,028,505 and 590,968,600 shares issued as of June 17, 2023 and February 25, 2023, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of June 17, 2023 and February 25, 2023	—	—
Additional paid-in capital	2,068.3	2,072.7
Treasury stock, at cost, 18,397,745 and 21,300,945 shares held as of June 17, 2023 and February 25, 2023, respectively	(304.2)	(352.2)
Accumulated other comprehensive income	70.4	69.3
Retained earnings (accumulated deficit)	159.6	(185.0)
Total stockholders' equity	2,000.0	1,610.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,817.2	$26,168.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 17, 2023	June 18, 2022
Net sales and other revenue	$24,050.2	$23,310.3
Cost of sales	17,387.5	16,765.3
Gross margin	6,662.7	6,545.0

Selling and administrative expenses	6,012.9	5,864.3
Loss (gain) on property dispositions and impairment losses, net	27.6	(79.4)
Operating income	622.2	760.1

Interest expense, net	154.9	138.9
Other income, net	(16.0)	(6.3)
Income before income taxes	483.3	627.5

Income tax expense	66.1	143.3
Net income	$417.2	$484.2

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(0.6)	0.2
Other	1.7	(3.0)
Other comprehensive income (loss)	$1.1	$(2.8)

Comprehensive income	$418.3	$481.4

Net income per Class A common share
Basic net income per Class A common share	$0.73	$0.86
Diluted net income per Class A common share	0.72	0.84

Weighted average Class A common shares outstanding (in millions)
Basic	573.7	513.3
Diluted	580.1	576.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 17, 2023	June 18, 2022
Cash flows from operating activities:
Net income	$417.2	$484.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	27.6	(79.4)
Depreciation and amortization	530.6	547.7
Operating lease right-of-use assets amortization	203.6	198.8
LIFO expense	34.0	62.1
Deferred income tax	(96.4)	2.8
Contributions to pension and post-retirement benefit plans, net of (income) expense	(6.4)	(9.5)
Gain on interest rate swaps and energy hedges, net	(0.6)	(18.5)
Equity-based compensation expense	31.9	35.3
Other operating activities	(10.9)	25.2
Changes in operating assets and liabilities:
Receivables, net	5.2	(5.4)
Inventories, net	(96.9)	(134.4)
Accounts payable, accrued salaries and wages and other accrued liabilities	(222.8)	(123.2)
Operating lease liabilities	(123.4)	(118.1)
Self-insurance assets and liabilities	31.1	24.5
Other operating assets and liabilities	114.5	99.8
Net cash provided by operating activities	838.3	991.9

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(622.5)	(613.8)
Proceeds from sale of assets	169.3	71.8
Other investing activities	(0.7)	(9.4)
Net cash used in investing activities	(453.9)	(551.4)

Cash flows from financing activities:
Payments on long-term borrowings, including ABL facility	(500.2)	(0.1)
Payments of obligations under finance leases	(13.0)	(13.1)
Dividends paid on common stock	(69.0)	(63.0)
Dividends paid on convertible preferred stock	(0.8)	(22.8)
Employee tax withholding on vesting of restricted stock units	(33.1)	(37.3)
Other financing activities	1.1	6.8
Net cash used in financing activities	(615.0)	(129.5)

Net (decrease) increase in cash and cash equivalents and restricted cash	(230.6)	311.0
Cash and cash equivalents and restricted cash at beginning of period	463.8	2,952.6
Cash and cash equivalents and restricted cash at end of period	$233.2	$3,263.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7
Equity-based compensation	—	—	27.7	—	—	—	—	27.7
Shares issued and employee tax withholding on vesting of restricted stock units	3,059,905	—	(33.1)	—	—	—	—	(33.1)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	417.2	417.2
Other comprehensive income, net of tax	—	—	—	—	—	1.1	—	1.1
Other activity	—	—	1.0	—	—	—	(1.0)	—
Balance as of June 17, 2023	594,028,505	$5.9	$2,068.3	18,397,745	$(304.2)	$70.4	$159.6	$2,000.0

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6
Equity-based compensation	—	—	35.3	—	—	—	—	35.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,479,845	—	(37.3)	—	—	—	—	(37.3)
Convertible preferred stock conversions	—	—	(32.5)	(40,863,977)	675.6	—	—	643.1
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(63.0)	(63.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(13.7)	(13.7)
Net income	—	—	—	—	—	—	484.2	484.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Other activity	—	—	0.5	—	—	—	(0.3)	0.2
Balance as of June 18, 2022	590,384,128	$5.9	$1,998.2	58,776,088	$(971.8)	$66.2	$2,972.1	$4,070.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2023 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the Securities and Exchange Commission (the "SEC") on April 25, 2023. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 17, 2023 and June 18, 2022.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $8.0 million of restricted cash as of June 17, 2023 and February 25, 2023.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $34.0 million and $62.1 million for the 16 weeks ended June 17, 2023 and June 18, 2022, respectively.

Equity method investments: The Company's equity method investments included an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. During the 16 weeks ended June 17, 2023, El Rancho exercised its contractual option to repurchase the Company's 45% ownership interest in El Rancho and the Company received proceeds of $166.1 million. As a result, the Company realized a gain of $10.5 million during the 16 weeks ended June 17, 2023, included in Other income, net.

Convertible Preferred Stock: During the 16 weeks ended June 17, 2023, the remaining 50,000 shares of the Company's Series A convertible preferred stock ("Series A preferred stock") were converted into 2,903,200 shares of the Company's Class A common stock. As a result, the Company has issued in the aggregate, 101,611,902 shares of Class A common stock to holders of Series A preferred stock and Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock. As of June 17, 2023, no shares of Convertible Preferred Stock are outstanding.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders ("RE Investor") of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred Stock at the time of issue). The real estate agreement provided that the Company may release properties and/or cash from the escrow account if the holders of Convertible Preferred Stock convert their shares into Class A common stock, provided that certain conversion thresholds are met. Due to the conversion of 100% of the originally issued Convertible Preferred Stock discussed above, all real estate properties and cash have been released from the restricted escrow account. As of June 17, 2023, no assets of the Company were held in the restricted escrow account.

Income taxes: Income tax expense was $66.1 million, representing a 13.7% effective tax rate, for the 16 weeks ended June 17, 2023. The Company's effective tax rate for the 16 weeks ended June 17, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the 16 weeks ended June 17, 2023. Income tax expense was $143.3 million, representing a 22.8% effective tax rate, for the 16 weeks ended June 18, 2022. The Company's effective tax rate for the 16 weeks ended June 18, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially reduced by vesting of equity-based compensation.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $317.6 million and $313.5 million as of June 17, 2023 and February 25, 2023, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 17, 2023 and February 25, 2023.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $104.1 million and $115.0 million as of June 17, 2023 and February 25, 2023, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 17, 2023		June 18, 2022
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,086.8	50.3%	$11,446.0	49.1%
Fresh (3)	7,889.3	32.8	7,881.5	33.8
Pharmacy	2,300.1	9.6	1,923.5	8.3
Fuel	1,400.4	5.8	1,654.7	7.1
Other (4)	373.6	1.5	404.6	1.7
Net sales and other revenue	$24,050.2	100.0%	$23,310.3	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Recently issued accounting standards: There were no accounting standards recently issued that had or are expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

NOTE 2 - MERGER AGREEMENT

On October 13, 2022, the Company, The Kroger Co. ("Kroger" or "Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest. The $34.10 per share consideration to be paid by Parent is subject to certain reductions described below.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Parent expect to make divestitures of stores owned by the Company and Parent. As described in the Merger Agreement and subject to the outcome of the divestiture process and negotiations with applicable government authorities, the Company is prepared to establish a Company subsidiary ("SpinCo") as part of this process. The common stock or interests in SpinCo would be distributed to Company stockholders not later than as of the closing of the Merger (the "Closing"), if utilized, and SpinCo would operate as a standalone public company or the equity of SpinCo would be contributed to a trust for later distribution to Company stockholders. The Company and Parent have agreed to work together to determine which stores and other assets, liabilities and employees would comprise SpinCo if required for regulatory clearance, as well as the pro forma capitalization of SpinCo. The $34.10 per share cash purchase price payable to Company stockholders in the Merger would be reduced by an amount equal to (i) three times four-wall EBITDA (as defined in the Merger Agreement) for the stores contributed to SpinCo divided by the number of shares of Class A common stock outstanding as of the record date for the spin-off plus (ii) the special cash dividend of $6.85 per share of Class A common stock which was paid on January 20, 2023.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of June 17, 2023 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$19.0	$4.6	$14.4	$—
Non-current investments (2)	105.1	5.2	99.9	—
Derivative contracts (3)	0.5	—	0.5	—
Total	$124.6	$9.8	$114.8	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.

(2) Primarily relates to Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets.
The following table presents certain assets which were measured at fair value on a recurring basis as of February 25, 2023 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 17, 2023, the fair value of total debt was $7,614.3 million compared to the carrying value of $7,983.5 million, excluding debt discounts and deferred financing costs. As of February 25, 2023, the fair value of total debt was $8,009.1 million compared to the carrying value of $8,483.7 million, excluding debt discounts and deferred financing costs.
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

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 17, 2023 and February 25, 2023, net of unamortized debt discounts of $36.2 million and $37.5 million, respectively, and deferred financing costs of $50.0 million and $53.2 million, respectively, consisted of the following (in millions):

	June 17, 2023	February 25, 2023
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,499.5	$6,496.4
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.1	374.9
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	477.3	476.2
ABL Facility	500.0	1,000.0
Other financing obligations	28.7	28.8
Mortgage notes payable, secured	16.7	16.7
Finance lease obligations	501.9	517.1
Total debt	8,399.2	8,910.1
Less current maturities	(574.2)	(1,075.7)
Long-term portion	$7,825.0	$7,834.4

ABL Facility

As of June 17, 2023, $500.0 million remained outstanding under the ABL Facility as the Company repaid $500.0 million during the 16 weeks ended June 17, 2023, and letters of credit ("LOC") issued under the LOC sub-facility was $53.3 million. As of February 25, 2023, there was $1,000.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $53.3 million. During the 16 weeks ended June 17, 2023, the average interest rate on the ABL Facility was approximately 6.2%.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 17, 2023	June 18, 2022	June 17, 2023	June 18, 2022
Estimated return on plan assets	$(30.3)	$(28.6)	$—	$—
Service cost	5.3	6.2	—	—
Interest cost	25.7	15.8	0.2	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial (gain) loss	(0.6)	0.2	(0.3)	(0.1)
Expense (income), net	$0.2	$(6.3)	$(0.1)	$—

The Company contributed $6.5 million and $3.2 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 17, 2023 and June 18, 2022, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $11.5 million to these plans for the remainder of fiscal 2023.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits, including matters involving trade practices, personnel and employment issues, lawsuits alleging violations of state and/or federal wage and hour laws, real estate disputes, personal injury, antitrust claims, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. Some of these claims or suits purport, or may be determined, to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition.

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

False Claims Act: Two qui tam actions alleging violations of the False Claims Act ("FCA") have been filed against the Company and its subsidiaries. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim.

In United States ex rel. Proctor v. Safeway, filed in the United States District Court for the Central District of Illinois, the relator alleges that Safeway overcharged federal government healthcare programs by not providing the federal government, as part of its usual and customary prices, the benefit of discounts given to customers in pharmacy membership discount and price-matching programs. The relator filed his complaint under seal on November 11, 2011, and the complaint was unsealed on August 26, 2015. The relator amended the complaint on March 31, 2016. On June 12, 2020, the District Court granted Safeway's motion for summary judgment, holding that the relator could not prove that Safeway acted with the intent required under the FCA, and judgment was issued on June 15, 2020. On July 10, 2020, the relator filed a motion to alter or amend the judgment and to supplement the record, which Safeway opposed. On November 13, 2020, the District Court denied relator's motion, and on December 11, 2020, relator filed a notice of appeal. The Seventh Circuit Court of Appeals affirmed the judgment in the Company's favor on April 5, 2022. On August 3, 2022, relators filed a petition seeking review by the U.S. Supreme Court.

In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc., et al., also filed in the Central District of Illinois, the relators allege that defendants (including various subsidiaries of the Company) overcharged federal government healthcare programs by not providing the federal government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. On August 5, 2019, the District Court granted relators' motion for partial summary judgment, holding that price-matched prices are the usual and customary prices for those drugs. On July 1, 2020, the District Court granted the defendants' motions for summary judgment and dismissed the case, holding that the relator could not prove that defendants acted with the intent required under the FCA. Judgment was issued on July 2, 2020. On July 9, 2020, the relators filed a notice of appeal. On August 12, 2021, the Court of Appeals for the Seventh Circuit affirmed the grant of summary judgment in the Company's favor. On September 23, 2021, the relators filed a petition for rehearing en banc with the Seventh Circuit. On December 3, 2021, the Seventh Circuit denied relators' petition. On April 1, 2022, relators filed a petition seeking review by the U.S. Supreme Court.

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court’s rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 5, 2023, the Court of Appeals for the Seventh Circuit instructed the parties to file position statements by July 26, 2023, as to what action should be taken by that court.

In both of the above cases, the federal government previously investigated the relators' allegations and declined to intervene. The relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100 million before trebling and excluding penalties. The Company is vigorously defending each of these matters. The Company has recorded an estimated liability for these matters.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral argument on the motion on May 11, 2023 and the Company is awaiting a ruling on the motion.

The Company is vigorously defending the claims filed against it, and believes the claims are without merit. The Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 100 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including one involving the Company: Tarrant County (Texas). The Tarrant County matter is currently in early stages of discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the state of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company has also executed an agreement to settle three matters pending in Nevada state court. The Company recorded an estimated liability of $21.5 million for the settlements of the cases in New Mexico and Nevada, which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state-court claims, which may not be covered by insurance, several are proceeding through discovery with only one scheduled for trial in 2023, and that one trial is expected to be continued to 2024 or 2025. The Company believes that it has substantial factual and legal defenses to these claims and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

The Company has also received, subpoenas, Civil Investigative Demands ("CIDs") and other requests for documents and information from the U.S. Department of Justice and certain state Attorneys General, and has had preliminary discussions with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the FCA in dispensing prescriptions. The Company has been cooperating with the government with respect to these requests for information.

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

On February 17, 2023, plaintiffs and Safeway executed an agreement which settled all claims in the lawsuit for $107.0 million. The settlement includes a claim administration process whereby affected customers, who do not elect to opt-out of the settlement, file a claim to participate in the settlement. The court granted final approval of the class settlement by way of an order dated July 20, 2023. The Company has a liability recorded equal to the amount of the settlement, which is expected to be paid in fiscal 2023.

Plated Litigation: On September 1, 2020, a complaint was filed in Delaware Court of Chancery, by which complaint Shareholder Representative Services LLC, solely in its capacity as agent for the former shareholders and rightsholders of DineInFresh, Inc. d/b/a Plated ("Plated"), sued the Company. Plaintiff alleged that, following the Company's acquisition of Plated, pursuant to a September 19, 2017 Agreement and Plan of Merger, the Company intentionally engaged in conduct to prevent Plated from reaching certain milestones that would have resulted in post-acquisition consideration paid to Plated's former shareholders and rightsholders. Plaintiff alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement. On October 21, 2020, the Company filed a motion to dismiss the complaint. On June 7, 2021, the Court granted the motion in part, dismissing all claims except for the breach-of-contract claim. The Company has reached an agreement in principle to settle the case. The parties are jointly working on finalizing a settlement agreement. The Company has a liability recorded equal to the amount of the settlement.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 17, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive income (1)	(0.8)	(0.8)	—
Tax (expense) benefit	(0.4)	0.2	(0.6)
Current-period other comprehensive income (loss), net of tax	1.1	(0.6)	1.7
Ending AOCI balance	$70.4	$71.1	$(0.7)

	16 weeks ended June 18, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.0)	—	(4.0)
Amounts reclassified from accumulated other comprehensive income (1)	0.2	0.2	—
Tax benefit	1.0	—	1.0
Current-period other comprehensive (loss) income, net of tax	(2.8)	0.2	(3.0)
Ending AOCI balance	$66.2	$67.3	$(1.1)
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 5 - Employee Benefit Plans.

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of

Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units ("RSUs"), restricted common stock ("RSAs") and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 17, 2023	June 18, 2022
Basic net income per Class A common share
Net income	$417.2	$484.2
Accrued dividends on Convertible Preferred Stock	(0.3)	(13.7)
Earnings allocated to Convertible Preferred Stock	(0.4)	(26.9)
Net income allocated to Class A common stockholders - Basic	$416.5	$443.6

Weighted average Class A common shares outstanding - Basic (1)	573.7	513.3

Basic net income per Class A common share	$0.73	$0.86

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$416.5	$443.6
Accrued dividends on Convertible Preferred Stock	0.3	13.7
Earnings allocated to Convertible Preferred Stock	0.4	26.9
Net income allocated to Class A common stockholders - Diluted	$417.2	$484.2

Weighted average Class A common shares outstanding - Basic (1)	573.7	513.3
Dilutive effect of:
Restricted stock units and awards	5.3	4.8
Convertible Preferred Stock (2)	1.1	58.2
Weighted average Class A common shares outstanding - Diluted (3)	580.1	576.3

Diluted net income per Class A common share	$0.72	$0.84
(1) The number of Class A common shares remaining to be issued for the 16 weeks ended June 17, 2023 and June 18, 2022 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 16 weeks ended June 17, 2023 and June 18, 2022 were not material.

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
•    changes in consumer behavior and spending due to the impact of macroeconomic factors and discontinuation of government relief related to COVID-19, including the expiration of student loan payment deferments;
•    ability to attract and retain qualified associates and negotiate acceptable contracts with labor unions;
•    failure to achieve productivity initiatives, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
•    uncertainties related to the Merger, including our ability to close the transactions contemplated by the Merger Agreement, and the impact of the costs related to the Merger;
•    erosion of consumer confidence as a result of the Merger Agreement;
•    litigation related to the transactions contemplated by the Merger Agreement;
•    restrictions on our ability to operate as a result of the Merger Agreement;
•    challenges in attracting, retaining and motivating our employees until the closing of the Merger;
•    availability and cost of goods used in our food products;
•    challenges with our supply chain;
•    operational and financial effects resulting from cyber incidents, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•    continued reduction in revenue from administering vaccines and a reduction in current levels of revenue from providing test kits.

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

NON-GAAP FINANCIAL MEASURES

We define EBITDA as GAAP earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP Net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all RSUs and RSAs outstanding at the end of the period, as well as the conversion of Convertible Preferred Stock when it is antidilutive for GAAP. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

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

FIRST QUARTER OF FISCAL 2023 OVERVIEW

We are one of the largest food retailers in the United States, with 2,272 stores across 34 states and the District of Columbia as of June 17, 2023. We operate 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 290,000 talented and dedicated employees, as of June 17, 2023, who serve on average 35.2 million customers each week. Additionally, as of June 17, 2023, we operated 1,726 pharmacies, 1,332 in-store branded coffee shops, 401 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

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

Pursuant to the Merger Agreement, each share of Class A common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest. The $34.10 per share is subject to certain reductions as described in Note 2 - Merger Agreement in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

The Company has filed with the Securities and Exchange Commission ("SEC") a definitive information statement on Schedule 14C with respect to the approval of the Merger and has mailed the definitive information statement to the Company's stockholders. You may obtain copies of all documents filed by the Company with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the Company's website at https://www.albertsonscompanies.com/investors/overview/.

First quarter of fiscal 2023 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2023 include:
•Identical sales increased 4.9%
•Digital sales increased 22%
•Loyalty members increased 16% to 35.9 million
•Net income of $417 million, or $0.72 per Class A common share
•Adjusted net income of $546 million, or $0.93 per Class A common share
•Adjusted EBITDA of $1,319 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	16 weeks ended
	June 17, 2023	June 18, 2022
Stores, beginning of period	2,271	2,276
Opened	2	—
Closed	(1)	(3)
Stores, end of period	2,272	2,273
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 17, 2023	June 18, 2022	June 17, 2023	June 18, 2022	June 17, 2023	June 18, 2022
Less than 30,000	218	220	9.6%	9.7%	4.9	5.0
30,000 to 50,000	780	781	34.3%	34.4%	32.7	32.7
More than 50,000	1,274	1,272	56.1%	55.9%	75.3	75.2
Total Stores	2,272	2,273	100.0%	100.0%	112.9	112.9
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS

Comparison of the First Quarter of Fiscal 2023 to the First Quarter of Fiscal 2022:

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 17, 2023 ("first quarter of fiscal 2023") and 16 weeks ended June 18, 2022 ("first quarter of fiscal 2022") (dollars in millions, except per share data).

	16 weeks ended
	June 17, 2023	% of Sales	June 18, 2022	% of Sales
Net sales and other revenue	$24,050.2	100.0%	$23,310.3	100.0%
Cost of sales	17,387.5	72.3	16,765.3	71.9
Gross margin	6,662.7	27.7	6,545.0	28.1
Selling and administrative expenses	6,012.9	25.0	5,864.3	25.2
Loss (gain) on property dispositions and impairment losses, net	27.6	0.1	(79.4)	(0.3)
Operating income	622.2	2.6	760.1	3.2
Interest expense, net	154.9	0.6	138.9	0.6
Other income, net	(16.0)	(0.1)	(6.3)	—
Income before income taxes	483.3	2.1	627.5	2.6
Income tax expense	66.1	0.3	143.3	0.6
Net income	$417.2	1.8%	$484.2	2.0%

Basic net income per Class A common share	$0.73		$0.86
Diluted net income per Class A common share	0.72		0.84

Net Sales and Other Revenue
Net sales and other revenue increased 3.2% to $24,050.2 million for the first quarter of fiscal 2023 from $23,310.3 million for the first quarter of fiscal 2022. The increase in Net sales and other revenue was driven by our 4.9% increase in identical sales, with retail price inflation across most categories, growth in pharmacy and our 22% increase in digital sales as the primary drivers of the identical sales increase. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 17, 2023 and the 16 weeks ended June 18, 2022, respectively, were:

	16 weeks ended
	June 17, 2023	June 18, 2022
Identical sales, excluding fuel	4.9%	6.8%

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 17, 2023		June 18, 2022
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,086.8	50.3%	$11,446.0	49.1%
Fresh (3)	7,889.3	32.8	7,881.5	33.8
Pharmacy	2,300.1	9.6	1,923.5	8.3
Fuel	1,400.4	5.8	1,654.7	7.1
Other (4)	373.6	1.5	404.6	1.7
Net sales and other revenue	$24,050.2	100.0%	$23,310.3	100.0%
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

Gross margin rate decreased to 27.7% during the first quarter of fiscal 2023 compared to 28.1% during the first quarter of fiscal 2022. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 91 basis points compared to the first quarter of fiscal 2022. Pharmacy operations drove almost half of the rate decrease with the remaining decrease being the result of increases in shrink, picking and delivery costs related to the continued growth in digital sales, and warehouse costs. The rate decrease related to pharmacy operations was primarily due to growth in pharmacy sales and fewer COVID-19 vaccines in the first quarter of fiscal 2023. In addition, benefits from our productivity initiatives allowed us to provide incremental price investments to our customers during the first quarter of fiscal 2023.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 25.0% of Net sales and other revenue during the first quarter of fiscal 2023 compared to 25.2% during the first quarter of fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 53 basis points. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales leverage of employee costs, which includes the benefit of ongoing productivity initiatives, lower depreciation and amortization and lower legal and regulatory accruals and settlements, partially offset by Merger-related costs.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2023, net loss on property dispositions and impairment losses was $27.6 million, primarily driven by the write-off of certain technology assets. For the first quarter of fiscal 2022, net gain on property dispositions and impairment losses was $79.4 million, primarily driven by $80.0 million of gains from the sale of real estate assets, partially offset by $0.6 million of asset impairments.

Interest Expense, Net

Interest expense, net was $154.9 million during the first quarter of fiscal 2023 compared to $138.9 million during the first quarter of fiscal 2022. The increase in Interest expense, net was primarily attributable to higher average outstanding borrowings and higher average interest rates. The weighted average interest rate during the first quarter of fiscal 2023 was 5.6%, excluding deferred financing costs and original issue discount, compared to 5.4% during the first quarter of fiscal 2022.

Other Income, Net

For the first quarter of fiscal 2023, other income, net was $16.0 million compared to other income, net of $6.3 million for the first quarter of fiscal 2022. Other income, net during the first quarter of fiscal 2023 was primarily driven by income related to our equity interest and gain on sale of El Rancho, as well as non-service cost components of net pension and post-retirement income, partially offset by realized losses from non-operating investments. Other income, net during the first quarter of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $66.1 million, representing a 13.7% effective tax rate, for the first quarter of fiscal 2023. Income tax expense was $143.3 million, representing a 22.8% effective tax rate, for the first quarter of fiscal 2022. The favorability in the effective income tax rate in the first quarter of fiscal 2023 was driven by the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

Net Income and Adjusted Net Income

Net income was $417.2 million, or $0.72 per Class A common share, during the first quarter of fiscal 2023 compared to $484.2 million, or $0.84 per Class A common share, during the first quarter of fiscal 2022. The first quarter of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $545.7 million, or $0.93 per Class A common share (which includes the tax benefit discussed above), during the first quarter of fiscal 2023 compared to $582.0 million, or $1.00 per Class A common share, during the first quarter of fiscal 2022.

Adjusted EBITDA

For the first quarter of fiscal 2023, Adjusted EBITDA was $1,318.5 million, or 5.5% of Net sales and other revenue, compared to $1,420.3 million, or 6.1% of Net sales and other revenue, for the first quarter of fiscal 2022.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 17, 2023	June 18, 2022
Numerator:

Net income	$417.2	$484.2
Adjustments:
Gain on interest rate swaps and energy hedges, net (d)	(0.6)	(18.5)
Business transformation (1)(b)	12.1	33.8
Equity-based compensation expense (b)	31.9	35.3
Loss (gain) on property dispositions and impairment losses, net	27.6	(79.4)
LIFO expense (a)	34.0	62.1
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	—	5.9
Merger-related costs (3)(b)	47.1	6.1
Certain legal and regulatory accruals and settlements, net (b)	—	32.8
Amortization of debt discount and deferred financing costs (c)	4.7	5.1
Amortization of intangible assets resulting from acquisitions (b)	15.4	15.4
Miscellaneous adjustments (4)(f)	(2.4)	28.1
Tax impact of adjustments to Adjusted net income	(41.3)	(28.9)
Adjusted net income	$545.7	$582.0

Denominator:

Weighted average Class A common shares outstanding - diluted	580.1	576.3
Adjustments:
Restricted stock units and awards (5)	6.7	6.9
Adjusted weighted average Class A common shares outstanding - diluted	586.8	583.2

Adjusted net income per Class A common share - diluted	$0.93	$1.00

	16 weeks ended
	June 17, 2023	June 18, 2022
Net income per Class A common share - diluted	$0.72	$0.84
Non-GAAP adjustments (6)	0.22	0.17
Restricted stock units and awards (5)	(0.01)	(0.01)
Adjusted net income per Class A common share - diluted	$0.93	$1.00

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	16 weeks ended
	June 17, 2023	June 18, 2022
Adjusted net income (7)	$545.7	$582.0
Tax impact of adjustments to Adjusted net income	41.3	28.9
Income tax expense	66.1	143.3
Amortization of debt discount and deferred financing costs (c)	(4.7)	(5.1)
Interest expense, net	154.9	138.9
Amortization of intangible assets resulting from acquisitions (b)	(15.4)	(15.4)
Depreciation and amortization (e)	530.6	547.7
Adjusted EBITDA	$1,318.5	$1,420.3
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation.
(2) Represents incremental pay that is legislatively required in certain municipalities in which we operate.
(3) Primarily relates to third-party legal and advisor fees and retention program expense related to the proposed Merger with Kroger and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(4) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 17, 2023	June 18, 2022
Non-cash lease-related adjustments	$—	$1.2
Lease and lease-related costs for surplus and closed stores	6.6	7.3
Net realized and unrealized (gain) loss on non-operating investments	(4.6)	14.0
Other (i)	(4.4)	5.6
Total miscellaneous adjustments	$(2.4)	$28.1
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net

(d) Gain on interest rate swaps and energy hedges, net:

	16 weeks ended
	June 17, 2023	June 18, 2022
Cost of sales	$1.3	$(8.9)
Selling and administrative expenses	(1.9)	(2.9)
Other income, net	—	(6.7)
Total Gain on interest rate swaps and energy hedges, net	$(0.6)	$(18.5)

(e) Depreciation and amortization:

	16 weeks ended
	June 17, 2023	June 18, 2022
Cost of sales	$46.7	$51.5
Selling and administrative expenses	483.9	496.2
Total Depreciation and amortization	$530.6	$547.7

(f) Miscellaneous adjustments:

	16 weeks ended
	June 17, 2023	June 18, 2022
Selling and administrative expenses	$10.0	$8.9
Other income, net	(12.4)	19.2
Total Miscellaneous adjustments	$(2.4)	$28.1
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 17, 2023	June 18, 2022
Cash and cash equivalents and restricted cash at end of period	$233.2	$3,263.6
Cash flows provided by operating activities	838.3	991.9
Cash flows used in investing activities	(453.9)	(551.4)
Cash flows used in financing activities	(615.0)	(129.5)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $838.3 million for the first quarter of fiscal 2023 compared to $991.9 million for the first quarter of fiscal 2022. The decrease in cash flow from operations compared to the first quarter of fiscal 2022 was due to changes in working capital primarily related to accounts payable, a decrease in Adjusted EBITDA and more cash paid for income taxes and interest during the first quarter of fiscal 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $453.9 million for the first quarter of fiscal 2023 compared to $551.4 million for the first quarter of fiscal 2022.

For the first quarter of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $622.5 million partially offset by proceeds from the sale of assets of $169.3 million, primarily related to the sale of our equity interest in El Rancho. Payments for property, equipment and intangibles in the first quarter of fiscal 2023 included the completion of 43 remodels, the opening of two new stores and continued investment in our digital and technology platforms. For the first quarter of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $613.8 million partially offset by proceeds from the sale of long-lived assets of $71.8 million. Payments for property, equipment and intangibles in the first quarter of fiscal 2022 included continued investment in our digital and technology platforms and the completion of 27 remodels.

Net Cash Used in Financing Activities

Net cash used in financing activities was $615.0 million during the first quarter of fiscal 2023 compared to net cash used in financing activities of $129.5 million during the first quarter of fiscal 2022.

Net cash used in financing activities during the first quarter of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of restricted stock units. Net cash used in financing activities during the first quarter of fiscal 2022 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $69.0 million ($0.12 per common share) and $63.0 million ($0.12 per common share) during the first quarter of fiscal 2023 and first quarter of fiscal 2022, respectively. On July 13, 2023, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on August 10, 2023 to stockholders of record as of the close of business on July 26, 2023.

During the first quarter of fiscal 2023, the conversion of the remaining Convertible Preferred Stock was completed. The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. Cash dividends paid to holders of the Convertible Preferred Stock were $0.8 million and $22.8 million during the first quarter of fiscal 2023 and first quarter of fiscal 2022, respectively.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5.1 billion to $5.6 billion. This includes $500.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months; and anticipated requirements for incremental working capital, incremental Merger costs, including costs related to the separation and establishment of SpinCo, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

As of June 17, 2023, we had $500.0 million borrowings outstanding under our ABL Facility and total availability of $3,446.7 million (net of letter of credit usage). See Note 4 – Long-Term Debt and Finance Lease Obligations located elsewhere in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the SEC on April 25, 2023, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the SEC on April 25, 2023.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the SEC on April 25, 2023, under the heading "Risk Factors."

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

Albertsons Companies, Inc. (Registrant)

Date:	July 25, 2023	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 25, 2023	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)