Form 10-Q
period 2023-09-09
Albertsons Companies, Inc.
filed 2023-10-17
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 13, 2023, the registrant had 575,892,726 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 9, 2023	February 25, 2023
ASSETS
Current assets
Cash and cash equivalents	$266.1	$455.8
Receivables, net	710.1	687.6
Inventories, net	5,048.3	4,782.0
Other current assets	397.1	345.0
Total current assets	6,421.6	6,270.4

Property and equipment, net	9,431.1	9,358.7
Operating lease right-of-use assets	5,955.9	5,879.1
Intangible assets, net	2,460.7	2,465.4
Goodwill	1,201.0	1,201.0
Other assets	852.2	993.6
TOTAL ASSETS	$26,322.5	$26,168.2

LIABILITIES
Current liabilities
Accounts payable	$4,149.7	$4,173.1
Accrued salaries and wages	1,293.7	1,317.4
Current maturities of long-term debt and finance lease obligations	638.8	1,075.7
Current maturities of operating lease obligations	668.8	664.8
Other current liabilities	1,172.5	1,197.8
Total current liabilities	7,923.5	8,428.8

Long-term debt and finance lease obligations	7,810.8	7,834.4
Long-term operating lease obligations	5,543.0	5,386.2
Deferred income taxes	831.6	854.0
Other long-term liabilities	1,997.0	2,008.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of September 9, 2023 and 50,000 shares issued and outstanding as of February 25, 2023	—	45.7
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of September 9, 2023 and February 25, 2023	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of September 9, 2023 and February 25, 2023	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 594,227,946 and 590,968,600 shares issued as of September 9, 2023 and February 25, 2023, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of September 9, 2023 and February 25, 2023	—	—
Additional paid-in capital	2,089.6	2,072.7
Treasury stock, at cost, 18,397,745 and 21,300,945 shares held as of September 9, 2023 and February 25, 2023, respectively	(304.2)	(352.2)
Accumulated other comprehensive income	68.9	69.3
Retained earnings (accumulated deficit)	356.4	(185.0)
Total stockholders' equity	2,216.6	1,610.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,322.5	$26,168.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Net sales and other revenue	$18,290.7	$17,919.4	$42,340.9	$41,229.7
Cost of sales	13,249.2	12,914.8	30,636.7	29,680.1
Gross margin	5,041.5	5,004.6	11,704.2	11,549.6

Selling and administrative expenses	4,595.5	4,487.6	10,608.4	10,351.9
(Gain) loss on property dispositions and impairment losses, net	(8.4)	(14.0)	19.2	(93.4)
Operating income	454.4	531.0	1,076.6	1,291.1

Interest expense, net	111.9	89.8	266.8	228.7
Other expense (income), net	8.1	(18.9)	(7.9)	(25.2)
Income before income taxes	334.4	460.1	817.7	1,087.6

Income tax expense	67.5	117.4	133.6	260.7
Net income	$266.9	$342.7	$684.1	$826.9

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(1.9)	0.1	(2.5)	0.3
Other	0.4	(0.2)	2.1	(3.2)
Other comprehensive (loss) income	$(1.5)	$(0.1)	$(0.4)	$(2.9)

Comprehensive income	$265.4	$342.6	$683.7	$824.0

Net income per Class A common share
Basic net income per Class A common share	$0.46	$0.61	$1.19	$1.44
Diluted net income per Class A common share	0.46	0.59	1.18	1.43

Weighted average Class A common shares outstanding (in millions)
Basic	576.0	531.9	574.7	521.3
Diluted	581.9	576.3	580.3	525.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 9, 2023	September 10, 2022
Cash flows from operating activities:
Net income	$684.1	$826.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	19.2	(93.4)
Depreciation and amortization	945.2	959.8
Operating lease right-of-use assets amortization	357.0	349.4
LIFO expense	60.2	116.9
Deferred income tax	(85.8)	58.3
Contributions to pension and post-retirement benefit plans, net of (income) expense	(12.1)	(16.1)
Gain on interest rate swaps and energy hedges, net	(5.4)	(14.9)
Deferred financing costs	8.4	9.1
Equity-based compensation expense	57.2	63.2
Other operating activities	(6.9)	(10.8)
Changes in operating assets and liabilities:
Receivables, net	(21.3)	(92.5)
Inventories, net	(326.6)	(362.5)
Accounts payable, accrued salaries and wages and other accrued liabilities	35.1	43.5
Operating lease liabilities	(274.7)	(265.4)
Self-insurance assets and liabilities	40.3	35.1
Other operating assets and liabilities	(126.0)	45.5
Net cash provided by operating activities	1,347.9	1,652.1

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,084.3)	(1,060.7)
Proceeds from sale of assets	195.1	94.2
Other investing activities	(0.9)	(11.2)
Net cash used in investing activities	(890.1)	(977.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	50.0	—
Payments on long-term borrowings, including ABL facility	(500.5)	(0.2)
Payments of obligations under finance leases	(29.1)	(29.9)
Dividends paid on common stock	(138.0)	(126.7)
Dividends paid on convertible preferred stock	(0.8)	(34.5)
Employee tax withholding on vesting of restricted stock units	(35.1)	(40.3)
Other financing activities	2.4	5.0
Net cash used in financing activities	(651.1)	(226.6)

Net (decrease) increase in cash and cash equivalents and restricted cash	(193.3)	447.8
Cash and cash equivalents and restricted cash at beginning of period	463.8	2,952.6
Cash and cash equivalents and restricted cash at end of period	$270.5	$3,400.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7
Equity-based compensation	—	—	27.7	—	—	—	—	27.7
Shares issued and employee tax withholding on vesting of restricted stock units	3,059,905	—	(33.1)	—	—	—	—	(33.1)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	417.2	417.2
Other comprehensive income, net of tax	—	—	—	—	—	1.1	—	1.1
Other activity	—	—	1.0	—	—	—	(1.0)	—
Balance as of June 17, 2023	594,028,505	$5.9	$2,068.3	18,397,745	$(304.2)	$70.4	$159.6	$2,000.0
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	199,441	—	(2.0)	—	—	—	—	(2.0)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Net income	—	—	—	—	—	—	266.9	266.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of September 9, 2023	594,227,946	$5.9	$2,089.6	18,397,745	$(304.2)	$68.9	$356.4	$2,216.6

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2023 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the Securities and Exchange Commission (the "SEC") on April 25, 2023. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 9, 2023 and September 10, 2022.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $4.4 million and $8.0 million of restricted cash as of September 9, 2023 and February 25, 2023, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $26.2 million and $54.8 million for the 12 weeks ended September 9, 2023 and September 10, 2022, respectively, and $60.2 million and $116.9 million for the 28 weeks ended September 9, 2023 and September 10, 2022, respectively.

Equity method investments: The Company's equity method investments included an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. During the first quarter of fiscal 2023, El Rancho exercised its contractual option to repurchase the Company's 45% ownership interest in El Rancho and the Company received proceeds of $166.1 million. As a result, the Company realized a gain of $10.5 million during the first quarter of fiscal 2023, included in Other expense (income), net.

Convertible Preferred Stock: During the first quarter of fiscal 2023, the remaining 50,000 shares of the Company's Series A convertible preferred stock ("Series A preferred stock") were converted into 2,903,200 shares of the Company's Class A common stock. As a result, the Company has issued in the aggregate, 101,611,902 shares of Class A common stock to holders of Series A preferred stock and Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock. As of September 9, 2023, no shares of Convertible Preferred Stock are outstanding.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred

Stock at the time of issue). The real estate agreement provided that the Company may release properties and/or cash from the restricted escrow account if the holders of Convertible Preferred Stock convert their shares into Class A common stock, provided that certain conversion thresholds are met. Due to the conversion of 100% of the originally issued Convertible Preferred Stock discussed above, all real estate properties and cash have been released from the restricted escrow account and transferred to the Company. As of September 9, 2023, no assets of the Company were held in the restricted escrow account.

Income taxes: Income tax expense was $67.5 million, representing a 20.2% effective tax rate, for the 12 weeks ended September 9, 2023. The Company's effective tax rate for the 12 weeks ended September 9, 2023 differs from the federal income tax statutory rate of 21% primarily due to the recognition of discrete state income tax benefits related to audit settlements and favorable legislation during the 12 weeks ended September 9, 2023. Income tax expense was $117.4 million, representing a 25.5% effective tax rate, for the 12 weeks ended September 10, 2022. The Company's effective tax rate for the 12 weeks ended September 10, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes.

Income tax expense was $133.6 million, representing a 16.3% effective tax rate, for the 28 weeks ended September 9, 2023. The Company's effective tax rate for the 28 weeks ended September 9, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, as well as discrete benefits recognized for state income taxes. Income tax expense was $260.7 million, representing a 24.0% effective tax rate, for the 28 weeks ended September 10, 2022. The Company's effective tax rate for the 28 weeks ended September 10, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially reduced by vesting of equity-based compensation.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $354.0 million and $313.5 million as of September 9, 2023 and February 25, 2023, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 9, 2023 and February 25, 2023.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $97.9 million and $115.0 million as of September 9, 2023 and February 25, 2023, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 9, 2023		September 10, 2022		September 9, 2023		September 10, 2022
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,236.9	50.5%	$9,004.5	50.3%	$21,323.7	50.4%	$20,450.5	49.6%
Fresh (3)	5,919.4	32.4	5,944.5	33.2	13,808.7	32.6	13,826.0	33.5
Pharmacy	1,741.0	9.5	1,476.3	8.2	4,041.1	9.5	3,399.8	8.3
Fuel	1,126.8	6.1	1,202.8	6.7	2,527.2	6.0	2,857.5	6.9
Other (4)	266.6	1.5	291.3	1.6	640.2	1.5	695.9	1.7
Net sales and other revenue	$18,290.7	100.0%	$17,919.4	100.0%	$42,340.9	100.0%	$41,229.7	100.0%
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

Pursuant to the Merger Agreement, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest. The $34.10 per share consideration to be paid by Parent would be reduced by the special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend") which was paid on January 20, 2023.

At the Effective Time, each outstanding equity award denominated in shares of Class A common stock will be converted into a corresponding award with respect to shares of Parent common stock (the "Converted Awards"). The Converted Awards will remain outstanding and subject to the same terms and conditions (including vesting and forfeiture terms) as were applied to the corresponding Company equity award immediately prior to the Effective Time; provided that any Company equity award with a performance-based vesting condition will have such vesting condition deemed satisfied at (i) the greater of target performance and actual performance (for such awards subject to an open performance period at the Effective Time) and (ii) target performance (for such awards subject to a performance period that begins after the Effective Time). For purposes of the conversion described above, the number of shares of Parent common stock subject to a Converted Award will be based upon the number of shares of Class A common stock subject to such Company equity award immediately prior to the Effective Time multiplied by an exchange ratio equal to (i) $34.10 less the Special Dividend, divided by (ii) the average closing price of shares of Parent common stock for five trading days preceding the Closing.

In connection with obtaining the requisite regulatory clearance necessary to consummate the Merger, the Company and Parent expect to make divestitures of stores owned by the Company and Parent to a third party. As described in the Merger Agreement and subject to the outcome of the divestiture process and negotiations with applicable government authorities, the Company was prepared to establish a Company subsidiary ("SpinCo") as part of this process. If utilized, the common stock or interests in SpinCo would be distributed to Company stockholders no later than the closing of the Merger (the "Closing") and SpinCo would operate as a standalone public company, or the equity of Spinco would be contributed to a trust for later distribution to Company stockholders. As described in more detail below, on September 8, 2023, the Company and Kroger announced that they entered into a comprehensive divestiture plan with C&S Wholesale Grocers, LLC ("C&S"). As a result of the comprehensive divestiture plan announced with C&S, Kroger has exercised its right under the Merger Agreement to sell what would have been the SpinCo business to C&S. Consequently, the creation of SpinCo and spin-off previously contemplated by the Company and Kroger is no longer a requirement under the Merger Agreement and will no longer be pursued by the Company and Kroger.

On September 8, 2023, the Company and Kroger announced that the parties had entered into a definitive agreement, dated September 8, 2023, with C&S for the sale of select stores, banners, distribution centers, offices and private label brands to C&S. The stores will be divested by Kroger following the Closing. The definitive agreement has customary representations and warranties and covenants of a transaction of its type. The transaction is subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission and the completion of the proposed Merger.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of September 9, 2023 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$18.2	$5.0	$13.2	$—
Non-current investments (2)	101.6	5.1	96.5	—
Derivative contracts (3)	4.6	—	4.6	—
Total	$124.4	$10.1	$114.3	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 9, 2023, the fair value of total debt was $7,687.1 million compared to the carrying value of $8,034.5 million, excluding debt discounts and deferred financing costs. As of February 25, 2023, the fair value of total debt was $8,009.1 million compared to the carrying value of $8,483.7 million, excluding debt discounts and deferred financing costs.
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

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 9, 2023 and February 25, 2023, net of unamortized debt discounts of $35.3 million and $37.5 million, respectively, and deferred financing costs of $47.6 million and $53.2 million, respectively, consisted of the following (in millions):

	September 9, 2023	February 25, 2023
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,501.7	$6,496.4
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.2	374.9
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	478.3	476.2
ABL Facility	550.0	1,000.0
Other financing obligations	29.9	28.8
Mortgage notes payable, secured	16.5	16.7
Finance lease obligations	498.0	517.1
Total debt	8,449.6	8,910.1
Less current maturities	(638.8)	(1,075.7)
Long-term portion	$7,810.8	$7,834.4

ABL Facility

As of September 9, 2023, $550.0 million remained outstanding under the ABL Facility as the Company repaid $500.0 million and borrowed $50.0 million during the 28 weeks ended September 9, 2023, and letters of credit ("LOC") issued under the LOC sub-facility was $47.9 million. As of February 25, 2023, there was $1,000.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $53.3 million. During the 12 and 28 weeks ended September 9, 2023, the average interest rate on the ABL Facility was approximately 6.7% and 6.4%, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Estimated return on plan assets	$(22.7)	$(21.4)	$—	$—
Service cost	4.0	4.5	—	—
Interest cost	19.3	11.9	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial (gain) loss	(2.4)	0.1	(0.2)	(0.1)
(Income) expense, net	$(1.7)	$(4.8)	$(0.1)	$—

	28 weeks ended
	Pension		Other post-retirement benefits
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Estimated return on plan assets	$(53.0)	$(50.0)	$—	$—
Service cost	9.3	10.7	—	—
Interest cost	45.0	27.7	0.3	0.2
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial (gain) loss	(3.0)	0.3	(0.5)	(0.2)
(Income) expense, net	$(1.5)	$(11.1)	$(0.2)	$—

The Company contributed $3.9 million and $10.4 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 9, 2023, respectively. For the 12 and 28 weeks ended September 10, 2022, the company contributed $1.8 million and $5.0 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $7.5 million to these plans for the remainder of fiscal 2023.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance ("SFA") program for financially troubled multiemployer pension plans. During the 12 weeks ended September 10, 2022, the Pension Benefit Guaranty Corporation issued the final rule with respect to the SFA program which allowed for both additional funding and the investment of one third of the SFA funds into return-seeking investments. Based on the final rule, on August 8, 2022, the Combined Plan submitted a supplemented application for additional funding of approximately $120 million. The Combined Plan is expected to remain solvent and therefore the Company currently does not expect to have any funding requirements for the Excess Plan. As a result, during the 12 weeks ended September 10, 2022, the Company recorded a non-cash pre-tax gain of $19.0 million to remove the pension liability for the Excess Plan. For additional information, including a description and definition of the Combined Plan, as well as the impact on the Excess Plan, as defined therein, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2023.

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court’s rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. The District Court has not set any trial date for Proctor as of yet.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime’s motion as to 16 of the 17 counts in the third-party complaint. On September 18, 2023, Prime filed an answer to the third-party complaint; on the same day, the Company and SUPERVALU filed an amended third-party complaint.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 90 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including one involving the Company: Tarrant County (Texas). The Tarrant County matter is currently in early stages of discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the state of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company has also executed an agreement to settle three matters pending in Nevada state court. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada, which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state-court claims, which may not be covered by insurance, several are proceeding through discovery with none scheduled for trial in 2023. The Company believes that it has substantial factual and legal defenses to these claims and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

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

Oregon Class Action: A class action lawsuit entitled Schearon Stewart and Jason Stewart v. Safeway Inc. was filed in Circuit Court, County of Multnomah, State of Oregon. Plaintiffs have alleged that Safeway engaged in unfair trade practices, in violation of Oregon's Unlawful Trade Practices Act (ORS 646.608), regarding the sale of certain meat products in 2015 and 2016 in the state of Oregon with its "Buy One, Get One Free" and similar promotions.

On February 17, 2023, plaintiffs and Safeway executed an agreement which settled all claims in the lawsuit for $107.0 million. The settlement included a claim administration process whereby affected customers, who do not elect to opt-out of the settlement, filed a claim to participate in the settlement. The court granted final approval of the class settlement by way of an order dated July 20, 2023. The Company had a liability recorded equal to the amount of the settlement, and the Company paid the settlement on September 11, 2023.

Plated Litigation: On September 1, 2020, a complaint was filed in Delaware Court of Chancery, by which complaint Shareholder Representative Services LLC, solely in its capacity as agent for the former shareholders and rightsholders of DineInFresh, Inc. d/b/a Plated ("Plated"), sued the Company. Plaintiff alleged that, following the Company's acquisition of Plated, pursuant to a September 19, 2017 Agreement and Plan of Merger, the Company intentionally engaged in conduct to prevent Plated from reaching certain milestones that would have resulted in post-acquisition consideration paid to Plated's former shareholders and rightsholders. Plaintiff alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement. On October 21, 2020, the Company filed a motion to dismiss the complaint. On June 7, 2021, the Court granted the motion in part, dismissing all claims except for the breach-of-contract claim. The Company has reached an agreement in principle to settle the case. The parties are jointly working on finalizing a settlement agreement. The Company recorded a liability equal to the amount of the settlement.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 9, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income (1)	(3.3)	(3.3)	—
Tax benefit (expense)	0.1	0.8	(0.7)
Current-period other comprehensive (loss) income, net of tax	(0.4)	(2.5)	2.1
Ending AOCI balance	$68.9	$69.2	$(0.3)

	28 weeks ended September 10, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from accumulated other comprehensive income (1)	0.3	0.3	—
Tax benefit	1.1	—	1.1
Current-period other comprehensive (loss) income, net of tax	(2.9)	0.3	(3.2)
Ending AOCI balance	$66.1	$67.4	$(1.3)
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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Basic net income per Class A common share
Net income	$266.9	$342.7	$684.1	$826.9
Accrued dividends on Convertible Preferred Stock	—	(10.4)	(0.3)	(24.1)
Earnings allocated to Convertible Preferred Stock	—	(8.8)	(0.6)	(52.6)
Net income allocated to Class A common stockholders - Basic	$266.9	$323.5	$683.2	$750.2

Weighted average Class A common shares outstanding - Basic (1)	576.0	531.9	574.7	521.3

Basic net income per Class A common share	$0.46	$0.61	$1.19	$1.44

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$266.9	$323.5	$683.2	$750.2
Accrued dividends on Convertible Preferred Stock	—	10.4	—	—
Earnings allocated to Convertible Preferred Stock	—	8.8	—	—
Net income allocated to Class A common stockholders - Diluted	$266.9	$342.7	$683.2	$750.2

Weighted average Class A common shares outstanding - Basic (1)	576.0	531.9	574.7	521.3
Dilutive effect of:
Restricted stock units and awards	5.9	4.5	5.6	4.6
Convertible Preferred Stock (2)	—	39.9	—	—
Weighted average Class A common shares outstanding - Diluted (3)	581.9	576.3	580.3	525.9

Diluted net income per Class A common share	$0.46	$0.59	$1.18	$1.43
(1) The number of Class A common shares remaining to be issued for the 12 and 28 weeks ended September 9, 2023 and September 10, 2022 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 28 weeks ended September 9, 2023 and September 10, 2022, 0.6 million and 49.1 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 9, 2023 and September 10, 2022 were not material.

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
•    erosion of consumer confidence as a result of the Merger Agreement and the transactions contemplated by the Merger Agreement;
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

SECOND QUARTER OF FISCAL 2023 OVERVIEW

We are one of the largest food retailers in the United States, with 2,272 stores across 34 states and the District of Columbia as of September 9, 2023. We operate 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 290,000 talented and dedicated employees, as of September 9, 2023, who serve on average 35.3 million customers each week. Additionally, as of September 9, 2023, we operated 1,726 pharmacies, 1,332 in-store branded coffee shops, 401 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

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

Pursuant to the Merger Agreement, each share of Class A common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest. The $34.10 per share cash payment is subject to reduction as a result of the Special Dividend paid on January 20, 2023 as described in Note 2 - Merger Agreement in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

In connection with the Merger, on September 8, 2023, the Company and Kroger announced that the parties had entered into a definitive agreement, dated September 8, 2023, with C&S Wholesale Grocers, LLC ("C&S") for the sale of select stores, banners, distribution centers, offices and private label brands to C&S. Also on September 8, 2023, Kroger notified the Company that, in accordance with the Merger Agreement, Kroger intends to sell the SpinCo Business (as defined in the Merger Agreement) to C&S. As a result, the creation of SpinCo and spin-off previously contemplated by the Company and Kroger is no longer a requirement under the Merger Agreement and will no longer be pursued by the Company and Kroger. Details regarding the definitive agreement with C&S can be found in the Form 8-K filed on September 8, 2023 and the joint press release issued by the Company and Kroger on September 8, 2023.

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

Second quarter of fiscal 2023 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2023 include:
•Identical sales increased 2.9%
•Digital sales increased 19%
•Loyalty members increased 17% to 37.4 million
•Net income of $267 million, or $0.46 per Class A common share
•Adjusted net income of $368 million, or $0.63 per Class A common share
•Adjusted EBITDA of $977 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Stores, beginning of period	2,272	2,273	2,271	2,276
Opened	1	1	3	1
Closed	(1)	(2)	(2)	(5)
Stores, end of period	2,272	2,272	2,272	2,272
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Less than 30,000	218	218	9.6%	9.6%	4.9	4.9
30,000 to 50,000	779	780	34.3%	34.3%	32.7	32.7
More than 50,000	1,275	1,274	56.1%	56.1%	75.3	75.3
Total Stores	2,272	2,272	100.0%	100.0%	112.9	112.9
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Second Quarter of Fiscal 2023 and the First 28 weeks of Fiscal 2023 to the Second Quarter of Fiscal 2022 and the First 28 weeks of Fiscal 2022.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 9, 2023 ("second quarter of fiscal 2023" and "first 28 weeks of fiscal 2023") and 12 and 28 weeks ended September 10, 2022 ("second quarter of fiscal 2022" and "first 28 weeks of fiscal 2022") (dollars in millions, except per share data).

	12 weeks ended
	September 9, 2023	% of Sales	September 10, 2022	% of Sales
Net sales and other revenue	$18,290.7	100.0%	$17,919.4	100.0%
Cost of sales	13,249.2	72.4	12,914.8	72.1
Gross margin	5,041.5	27.6	5,004.6	27.9
Selling and administrative expenses	4,595.5	25.1	4,487.6	25.0
Gain on property dispositions and impairment losses, net	(8.4)	—	(14.0)	(0.1)
Operating income	454.4	2.5	531.0	3.0
Interest expense, net	111.9	0.6	89.8	0.5
Other expense (income), net	8.1	—	(18.9)	(0.1)
Income before income taxes	334.4	1.9	460.1	2.6
Income tax expense	67.5	0.4	117.4	0.7
Net income	$266.9	1.5%	$342.7	1.9%

Basic net income per Class A common share	$0.46		$0.61
Diluted net income per Class A common share	0.46		0.59

	28 weeks ended
	September 9, 2023	% of Sales	September 10, 2022	% of Sales
Net sales and other revenue	$42,340.9	100.0%	$41,229.7	100.0%
Cost of sales	30,636.7	72.4	29,680.1	72.0
Gross margin	11,704.2	27.6	11,549.6	28.0
Selling and administrative expenses	10,608.4	25.1	10,351.9	25.1
Loss (gain) on property dispositions and impairment losses, net	19.2	—	(93.4)	(0.2)
Operating income	1,076.6	2.5	1,291.1	3.1
Interest expense, net	266.8	0.6	228.7	0.6
Other income, net	(7.9)	—	(25.2)	(0.1)
Income before income taxes	817.7	1.9	1,087.6	2.6
Income tax expense	133.6	0.3	260.7	0.6
Net income	$684.1	1.6%	$826.9	2.0%

Basic net income per Class A common share	$1.19		$1.44
Diluted net income per Class A common share	1.18		1.43

Net Sales and Other Revenue
Net sales and other revenue increased 2.1% to $18,290.7 million for the second quarter of fiscal 2023 from $17,919.4 million for the second quarter of fiscal 2022. The increase in Net sales and other revenue was driven by our 2.9% increase in identical sales, with growth in pharmacy sales, increasing digital sales and retail price inflation across most categories being the primary contributors to the identical sales increase. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Net sales and other revenue increased 2.7% to $42,340.9 million for the first 28 weeks of fiscal 2023 from $41,229.7 million for the first 28 weeks of fiscal 2022. The increase in Net sales and other revenue was primarily driven by our 4.0% increase in identical sales, with growth in pharmacy sales, retail price inflation across most categories and increasing digital sales being the primary contributors to the identical sales increase. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 9, 2023 and the 12 and 28 weeks ended September 10, 2022, respectively, were:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Identical sales, excluding fuel	2.9%	7.4%	4.0%	7.1%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 9, 2023		September 10, 2022		September 9, 2023		September 10, 2022
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,236.9	50.5%	$9,004.5	50.3%	$21,323.7	50.4%	$20,450.5	49.6%
Fresh (3)	5,919.4	32.4	5,944.5	33.2	13,808.7	32.6	13,826.0	33.5
Pharmacy	1,741.0	9.5	1,476.3	8.2	4,041.1	9.5	3,399.8	8.3
Fuel	1,126.8	6.1	1,202.8	6.7	2,527.2	6.0	2,857.5	6.9
Other (4)	266.6	1.5	291.3	1.6	640.2	1.5	695.9	1.7
Net sales and other revenue	$18,290.7	100.0%	$17,919.4	100.0%	$42,340.9	100.0%	$41,229.7	100.0%
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

Gross margin rate decreased to 27.6% during the second quarter of fiscal 2023 compared to 27.9% during the second quarter of fiscal 2022. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 37 basis points compared to the second quarter of fiscal 2022. Pharmacy operations and increases in shrink were the primary drivers of the decrease, partially offset by our procurement and sourcing productivity initiatives.
Gross margin rate decreased to 27.6% during the first 28 weeks of fiscal 2023 compared to 28.0% during the first 28 weeks of fiscal 2022. Excluding the impact of fuel, gross margin rate decreased 67 basis points compared to the first 28 weeks of fiscal 2022. The rate decrease was primarily driven by pharmacy operations, increases in shrink, and an increase in promotional activity in the first quarter of fiscal 2023 relative to the first quarter of fiscal 2022. Our procurement and sourcing productivity initiatives partially offset these decreases in our gross profit rate.
The gross margin rate decrease in the second quarter of fiscal 2023 and first 28 weeks of fiscal 2023 related to pharmacy operations was primarily due to growth in pharmacy sales and fewer COVID-19 vaccines. In addition, the benefits from our productivity initiatives allowed us to provide incremental price investments to our customers during the second quarter of fiscal 2023 and first 28 weeks of fiscal 2023.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 25.1% of Net sales and other revenue during the second quarter of fiscal 2023 compared to 25.0% during the second quarter of fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased eight basis points. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to lower employee costs, which includes the benefit of ongoing productivity initiatives, partially offset by Merger-related costs, an increase in operating expenses related to the expansion of our digital and omnichannel capabilities, increased store occupancy costs and additional third-party store security services.
Selling and administrative expenses was 25.1% of Net sales and other revenue during both the first 28 weeks of fiscal 2023 and the first 28 weeks of fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 34 basis points during the first 28 weeks of fiscal 2023 compared to the first 28 weeks of fiscal 2022. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales leverage of employee costs, which includes the benefit of ongoing productivity initiatives and lower legal and regulatory accruals and settlements, partially offset by Merger-related costs.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2023, net gain on property dispositions and impairment losses was $8.4 million, primarily driven by $8.4 million of gains from the sale of assets. For the second quarter of fiscal 2022, net gain on property dispositions and impairment losses was $14.0 million, primarily driven by $14.5 million of gains from the sale of real estate assets, partially offset by $0.5 million of asset impairments.

For the first 28 weeks of fiscal 2023, net loss on property dispositions and impairment losses was $19.2 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of assets. For the first 28 weeks of fiscal 2022, net gain on property dispositions and impairment losses was $93.4 million, driven by $94.6 million of gains primarily from the sale of real estate assets, partially offset by $1.2 million of asset impairments.

Interest Expense, Net

Interest expense, net was $111.9 million during the second quarter of fiscal 2023 compared to $89.8 million during the second quarter of fiscal 2022. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings and higher average interest rates, as well as lower interest income. The weighted average interest rate during the second quarter of fiscal 2023 was 5.6%, excluding deferred financing costs and original issue discount, compared to 5.3% during the second quarter of fiscal 2022.

Interest expense, net was $266.8 million during the first 28 weeks of fiscal 2023 compared to $228.7 million during the first 28 weeks of fiscal 2022. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings and higher average interest rates, as well as lower interest income. The weighted average interest rate during the first 28 weeks of fiscal 2023 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.3% during the first 28 weeks of fiscal 2022.

Other Expense (Income), Net

For the second quarter of fiscal 2023, other expense, net was $8.1 million compared to other income, net of $18.9 million for the second quarter of fiscal 2022. Other expense, net during the second quarter of fiscal 2023 was primarily driven by realized and unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income. Other income, net during the second quarter of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense, income related to our equity investment and unrealized gains from non-operating investments.

For the first 28 weeks of fiscal 2023, other income, net was $7.9 million compared to $25.2 million for the first 28 weeks of fiscal 2022. Other income, net during the first 28 weeks of fiscal 2023 was primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity interest and gain on sale of El Rancho in the first quarter of fiscal 2023, partially offset by realized and unrealized losses from non-operating investments. Other income, net during the first 28 weeks of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement expense and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $67.5 million, representing a 20.2% effective tax rate, for the second quarter of fiscal 2023. Income tax expense was $117.4 million, representing a 25.5% effective tax rate, for the second quarter of fiscal 2022. The favorability in the effective income tax rate in the second quarter of fiscal 2023 was driven by the recognition of discrete state income tax benefits related to audit settlements and favorable legislation during the second quarter of fiscal 2023.

Income tax expense was $133.6 million, representing a 16.3% effective tax rate, for the first 28 weeks of fiscal 2023. Income tax expense was $260.7 million, representing a 24.0% effective tax rate, for the first 28 weeks of fiscal 2022. The favorability in the effective income tax rate for the first 28 weeks of fiscal 2023 was driven by the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, as well as discrete benefits recognized for state income taxes.

Net Income and Adjusted Net Income

Net income was $266.9 million, or $0.46 per Class A common share, during the second quarter of fiscal 2023 compared to $342.7 million, or $0.59 per Class A common share, during the second quarter of fiscal 2022. Adjusted net income was $367.7 million, or $0.63 per Class A common share, during the second quarter of fiscal 2023 compared to $418.3 million, or $0.72 per Class A common share, during the second quarter of fiscal 2022.

Net income was $684.1 million, or $1.18 per Class A common share, during the first 28 weeks of fiscal 2023 compared to $826.9 million, or $1.43 per Class A common share, during the first 28 weeks of fiscal 2022. The first 28 weeks of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $913.4 million, or $1.56 per Class A common share (which includes the tax benefit discussed above), during the first 28 weeks of fiscal 2023 compared to $1,000.3 million, or $1.72 per Class A common share, during the first 28 weeks of fiscal 2022.

Adjusted EBITDA

For the second quarter of fiscal 2023, Adjusted EBITDA was $976.9 million, or 5.3% of Net sales and other revenue, compared to $1,048.5 million, or 5.9% of Net sales and other revenue, for the second quarter of fiscal 2022. For the first 28 weeks of fiscal 2023, Adjusted EBITDA was $2,295.4 million, or 5.4% of Net sales and other revenue, compared to $2,468.8 million, or 6.0% of Net sales and other revenue for the first 28 weeks of fiscal 2022.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Numerator:

Net income	$266.9	$342.7	$684.1	$826.9
Adjustments:
(Gain) loss on interest rate swaps and energy hedges, net (d)	(4.8)	3.6	(5.4)	(14.9)
Business transformation (1)(b)	13.5	13.5	25.6	47.3
Equity-based compensation expense (b)	25.3	27.9	57.2	63.2
(Gain) loss on property dispositions and impairment losses, net	(8.4)	(14.0)	19.2	(93.4)
LIFO expense (a)	26.2	54.8	60.2	116.9
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	—	3.9	—	9.8
Merger-related costs (3)(b)	41.2	3.3	88.3	9.4
Certain legal and regulatory accruals and settlements, net (b)	—	10.9	—	43.7
Amortization of debt discount and deferred financing costs (c)	3.6	3.9	8.3	9.0
Amortization of intangible assets resulting from acquisitions (b)	11.1	12.0	26.5	27.4
Combined Plan (b)	—	(19.0)	—	(19.0)
Miscellaneous adjustments (4)(f)	23.0	1.6	20.6	29.7
Tax impact of adjustments to Adjusted net income	(29.9)	(26.8)	(71.2)	(55.7)
Adjusted net income	$367.7	$418.3	$913.4	$1,000.3

Denominator:

Weighted average Class A common shares outstanding - diluted	581.9	576.3	580.3	525.9
Adjustments:
Convertible Preferred Stock (5)	—	—	0.6	49.1
Restricted stock units and awards (6)	5.1	6.5	5.4	6.3
Adjusted weighted average Class A common shares outstanding - diluted	587.0	582.8	586.3	581.3

Adjusted net income per Class A common share - diluted	$0.63	$0.72	$1.56	$1.72

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Net income per Class A common share - diluted	$0.46	$0.59	$1.18	$1.43
Convertible Preferred Stock (5)	—	—	—	0.01
Non-GAAP adjustments (7)	0.17	0.14	0.39	0.30
Restricted stock units and awards (6)	—	(0.01)	(0.01)	(0.02)
Adjusted net income per Class A common share - diluted	$0.63	$0.72	$1.56	$1.72

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Adjusted net income (8)	$367.7	$418.3	$913.4	$1,000.3
Tax impact of adjustments to Adjusted net income	29.9	26.8	71.2	55.7
Income tax expense	67.5	117.4	133.6	260.7
Amortization of debt discount and deferred financing costs (c)	(3.6)	(3.9)	(8.3)	(9.0)
Interest expense, net	111.9	89.8	266.8	228.7
Amortization of intangible assets resulting from acquisitions (b)	(11.1)	(12.0)	(26.5)	(27.4)
Depreciation and amortization (e)	414.6	412.1	945.2	959.8
Adjusted EBITDA	$976.9	$1,048.5	$2,295.4	$2,468.8
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation.
(2) Represents incremental COVID-19 related pay legislatively required in certain municipalities in which we operate.
(3) Primarily relates to third-party legal and advisor fees and retention program expense related to the proposed Merger with Kroger and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(4) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Non-cash lease-related adjustments	$0.3	$0.8	$0.3	$2.0
Lease and lease-related costs for surplus and closed stores	4.2	5.4	10.8	12.7
Net realized and unrealized loss (gain) on non-operating investments	8.9	(8.3)	4.3	5.7
Other (i)	9.6	3.7	5.2	9.3
Total miscellaneous adjustments	$23.0	$1.6	$20.6	$29.7
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

Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate swaps and energy hedges, net:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Cost of sales	$(5.1)	$3.4	$(3.8)	$(5.5)
Selling and administrative expenses	0.3	0.8	(1.6)	(2.1)
Other expense (income), net	—	(0.6)	—	(7.3)
Total (Gain) loss on interest rate swaps and energy hedges, net	$(4.8)	$3.6	$(5.4)	$(14.9)

(e) Depreciation and amortization:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Cost of sales	$38.3	$38.2	$85.0	$89.7
Selling and administrative expenses	376.3	373.9	860.2	870.1
Total Depreciation and amortization	$414.6	$412.1	$945.2	$959.8

(f) Miscellaneous adjustments:

	12 weeks ended		28 weeks ended
	September 9, 2023	September 10, 2022	September 9, 2023	September 10, 2022
Selling and administrative expenses	$11.9	$5.5	$21.9	$14.4
Other expense (income), net	11.1	(3.9)	(1.3)	15.3
Total Miscellaneous adjustments	$23.0	$1.6	$20.6	$29.7
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 9, 2023	September 10, 2022
Cash and cash equivalents and restricted cash at end of period	$270.5	$3,400.4
Cash flows provided by operating activities	1,347.9	1,652.1
Cash flows used in investing activities	(890.1)	(977.7)
Cash flows used in financing activities	(651.1)	(226.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,347.9 million for the first 28 weeks of fiscal 2023 compared to $1,652.1 million for the first 28 weeks of fiscal 2022. The decrease in cash flow from operations compared to the first 28 weeks of fiscal 2022 was due to a decrease in Adjusted EBITDA and more cash paid for income taxes, interest and Merger-related costs during the first 28 weeks of fiscal 2023, partially offset by changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $890.1 million for the first 28 weeks of fiscal 2023 compared to $977.7 million for the first 28 weeks of fiscal 2022.

For the first 28 weeks of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,084.3 million, partially offset by proceeds from the sale of assets of $195.1 million, primarily related to the sale of our equity interest in El Rancho during the first quarter of fiscal 2023. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2023 included the completion of 80 remodels, the opening of three new stores and continued investment in our digital and technology platforms. For the first 28 weeks of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,060.7 million, partially offset by proceeds from the sale of assets of $94.2 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2022 included continued investment in our digital and technology platforms, the completion of 81 remodels and the opening of one new store.

Net Cash Used in Financing Activities

Net cash used in financing activities was $651.1 million during the first 28 weeks of fiscal 2023 compared to $226.6 million during the first 28 weeks of fiscal 2022.

Net cash used in financing activities during the first 28 weeks of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of restricted stock units, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility. Net cash used in financing activities during the first 28 weeks of fiscal 2022 consisted primarily of dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $138.0 million ($0.12 per common share) and $126.7 million ($0.12 per common share) during the first 28 weeks of fiscal 2023 and first 28 weeks of fiscal 2022, respectively. On October 17, 2023, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on November 14, 2023 to stockholders of record as of the close of business on October 31, 2023.

During the first quarter of fiscal 2023, the conversion of the remaining Convertible Preferred Stock was completed. The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. Cash dividends paid to holders of the Convertible Preferred Stock were $0.8 million and $34.5 million during the first 28 weeks of fiscal 2023 and first 28 weeks of fiscal 2022, respectively.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5.0 billion to $5.6 billion. This includes $550.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months; and anticipated requirements for incremental working capital, incremental Merger costs, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

As of September 9, 2023, we had $550.0 million borrowings outstanding under our ABL Facility and total availability of $3,402.1 million (net of letter of credit usage). See Note 4 – Long-Term Debt and Finance Lease Obligations located elsewhere in this Form 10-Q for further discussion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the second quarter of fiscal 2023, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	October 17, 2023	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 17, 2023	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)