Form 10-Q
period 2023-12-02
Albertsons Companies, Inc.
filed 2024-01-09
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 5, 2024, the registrant had 576,039,866 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	December 2, 2023	February 25, 2023
ASSETS
Current assets
Cash and cash equivalents	$222.7	$455.8
Receivables, net	828.4	687.6
Inventories, net	5,175.8	4,782.0
Other current assets	435.0	345.0
Total current assets	6,661.9	6,270.4

Property and equipment, net	9,417.1	9,358.7
Operating lease right-of-use assets	5,926.3	5,879.1
Intangible assets, net	2,450.8	2,465.4
Goodwill	1,201.0	1,201.0
Other assets	839.4	993.6
TOTAL ASSETS	$26,496.5	$26,168.2

LIABILITIES
Current liabilities
Accounts payable	$4,119.2	$4,173.1
Accrued salaries and wages	1,276.5	1,317.4
Current maturities of long-term debt and finance lease obligations	737.8	1,075.7
Current maturities of operating lease obligations	674.1	664.8
Other current liabilities	1,049.9	1,197.8
Total current liabilities	7,857.5	8,428.8

Long-term debt and finance lease obligations	7,797.0	7,834.4
Long-term operating lease obligations	5,514.1	5,386.2
Deferred income taxes	794.6	854.0
Other long-term liabilities	2,006.0	2,008.4

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of December 2, 2023 and 50,000 shares issued and outstanding as of February 25, 2023	—	45.7
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of December 2, 2023 and February 25, 2023	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of December 2, 2023 and February 25, 2023	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 594,390,891 and 590,968,600 shares issued as of December 2, 2023 and February 25, 2023, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of December 2, 2023 and February 25, 2023	—	—
Additional paid-in capital	2,109.2	2,072.7
Treasury stock, at cost, 18,397,745 and 21,300,945 shares held as of December 2, 2023 and February 25, 2023, respectively	(304.2)	(352.2)
Accumulated other comprehensive income	68.7	69.3
Retained earnings (accumulated deficit)	647.7	(185.0)
Total stockholders' equity	2,527.3	1,610.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,496.5	$26,168.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net sales and other revenue	$18,557.3	$18,154.9	$60,898.2	$59,384.6
Cost of sales	13,360.0	13,033.2	43,996.7	42,713.3
Gross margin	5,197.3	5,121.7	16,901.5	16,671.3

Selling and administrative expenses	4,607.3	4,532.0	15,215.7	14,883.9
Loss (gain) on property dispositions and impairment losses, net	23.9	7.3	43.1	(86.1)
Operating income	566.1	582.4	1,642.7	1,873.5

Interest expense, net	116.3	84.3	383.1	313.0
Other (income) expense, net	(6.7)	1.7	(14.6)	(23.5)
Income before income taxes	456.5	496.4	1,274.2	1,584.0

Income tax expense	95.1	120.9	228.7	381.6
Net income	$361.4	$375.5	$1,045.5	$1,202.4

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(1.0)	0.1	(3.5)	0.4
Other	0.8	(0.1)	2.9	(3.3)
Other comprehensive (loss) income	$(0.2)	$—	$(0.6)	$(2.9)

Comprehensive income	$361.2	$375.5	$1,044.9	$1,199.5

Net income per Class A common share
Basic net income per Class A common share	$0.63	$0.20	$1.82	$1.74
Diluted net income per Class A common share	0.62	0.20	1.80	1.72

Weighted average Class A common shares outstanding (in millions)
Basic	576.2	534.6	575.2	525.4
Diluted	581.1	538.6	580.5	529.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 2, 2023	December 3, 2022
Cash flows from operating activities:
Net income	$1,045.5	$1,202.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	43.1	(86.1)
Depreciation and amortization	1,359.9	1,380.9
Operating lease right-of-use assets amortization	510.7	500.7
LIFO expense	87.8	181.4
Deferred income tax	(116.5)	101.3
Contributions to pension and post-retirement benefit plans, net of (income) expense	(17.0)	(34.9)
Gain on interest rate swaps and energy hedges, net	(6.1)	(12.9)
Deferred financing costs	12.0	13.0
Equity-based compensation expense	80.5	96.6
Other operating activities	(8.6)	1.9
Changes in operating assets and liabilities:
Receivables, net	(139.4)	(143.8)
Inventories, net	(481.6)	(735.4)
Accounts payable, accrued salaries and wages and other accrued liabilities	54.1	33.6
Operating lease liabilities	(424.3)	(412.0)
Self-insurance assets and liabilities	31.3	49.6
Other operating assets and liabilities	(300.6)	(64.3)
Net cash provided by operating activities	1,730.8	2,072.0

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,535.0)	(1,566.9)
Proceeds from sale of assets	201.3	99.4
Other investing activities	4.9	(11.2)
Net cash used in investing activities	(1,328.8)	(1,478.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	150.0	1,400.0
Payments on long-term borrowings, including ABL facility	(500.7)	(200.5)
Payments of obligations under finance leases	(45.4)	(46.4)
Dividends paid on common stock	(207.1)	(190.9)
Dividends paid on convertible preferred stock	(0.8)	(50.2)
Employee tax withholding on vesting of restricted stock units	(37.1)	(42.9)
Other financing activities	2.5	5.3
Net cash (used in) provided by financing activities	(638.6)	874.4

Net (decrease) increase in cash and cash equivalents and restricted cash	(236.6)	1,467.7
Cash and cash equivalents and restricted cash at beginning of period	463.8	2,952.6
Cash and cash equivalents and restricted cash at end of period	$227.2	$4,420.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7
Equity-based compensation	—	—	27.7	—	—	—	—	27.7
Shares issued and employee tax withholding on vesting of restricted stock units	3,059,905	—	(33.1)	—	—	—	—	(33.1)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	417.2	417.2
Other comprehensive income, net of tax	—	—	—	—	—	1.1	—	1.1
Other activity	—	—	1.0	—	—	—	(1.0)	—
Balance as of June 17, 2023	594,028,505	$5.9	$2,068.3	18,397,745	$(304.2)	$70.4	$159.6	$2,000.0
Equity-based compensation	—	—	22.2	—	—	—	—	22.2
Shares issued and employee tax withholding on vesting of restricted stock units	199,441	—	(2.0)	—	—	—	—	(2.0)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Net income	—	—	—	—	—	—	266.9	266.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of September 9, 2023	594,227,946	$5.9	$2,089.6	18,397,745	$(304.2)	$68.9	$356.4	$2,216.6
Equity-based compensation	—	—	20.4	—	—	—	—	20.4
Shares issued and employee tax withholding on vesting of restricted stock units	162,945	—	(2.0)	—	—	—	—	(2.0)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.1)	(69.1)
Net income	—	—	—	—	—	—	361.4	361.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Other activity	—	—	1.2	—	—	—	(1.0)	0.2
Balance as of December 2, 2023	594,390,891	$5.9	$2,109.2	18,397,745	$(304.2)	$68.7	$647.7	$2,527.3

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2023 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2023, filed with the Securities and Exchange Commission (the "SEC") on April 25, 2023. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended December 2, 2023 and December 3, 2022.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds and funds held in escrow. The Company had $4.5 million and $8.0 million of restricted cash as of December 2, 2023 and February 25, 2023, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $27.6 million and $64.5 million for the 12 weeks ended December 2, 2023 and December 3, 2022, respectively, and $87.8 million and $181.4 million for the 40 weeks ended December 2, 2023 and December 3, 2022, respectively.

Equity method investments: The Company's equity method investments included an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. During the first quarter of fiscal 2023, El Rancho exercised its contractual option to repurchase the Company's 45% ownership interest in El Rancho and the Company received proceeds of $166.1 million. As a result, the Company realized a gain of $10.5 million during the first quarter of fiscal 2023, included in Other (income) expense, net.

Convertible Preferred Stock: During the first quarter of fiscal 2023, the remaining 50,000 shares of the Company's Series A convertible preferred stock ("Series A preferred stock") were converted into 2,903,200 shares of the Company's Class A common stock. As a result, the Company has issued in the aggregate, 101,611,902 shares of Class A common stock to holders of Series A preferred stock and Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock. As of December 2, 2023, no shares of Convertible Preferred Stock are outstanding.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred

Stock at the time of issue). The real estate agreement provided that the Company may release properties and/or cash from the restricted escrow account if the holders of Convertible Preferred Stock convert their shares into Class A common stock, provided that certain conversion thresholds are met. Due to the conversion of 100% of the originally issued Convertible Preferred Stock discussed above, all real estate properties and cash have been released from the restricted escrow account and transferred to the Company. As of December 2, 2023, no assets of the Company were held in the restricted escrow account.

Income taxes: Income tax expense was $95.1 million, representing a 20.8% effective tax rate, for the 12 weeks ended December 2, 2023. The Company's effective tax rate for the 12 weeks ended December 2, 2023 differs from the federal income tax statutory rate of 21% primarily due to an increase in federal tax credits. Income tax expense was $120.9 million, representing a 24.4% effective tax rate, for the 12 weeks ended December 3, 2022. The Company's effective tax rate for the 12 weeks ended December 3, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by federal tax credits.

Income tax expense was $228.7 million, representing a 17.9% effective tax rate, for the 40 weeks ended December 2, 2023. The Company's effective tax rate for the 40 weeks ended December 2, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, federal tax credits, as well as discrete benefits recognized for state income taxes. Income tax expense was $381.6 million, representing a 24.1% effective tax rate, for the 40 weeks ended December 3, 2022. The Company's effective tax rate for the 40 weeks ended December 3, 2022 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, reduced by federal tax credits.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $439.3 million and $313.5 million as of December 2, 2023 and February 25, 2023, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of December 2, 2023 and February 25, 2023.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards ("breakage") in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $121.1 million and $115.0 million as of December 2, 2023 and February 25, 2023, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	December 2, 2023		December 3, 2022		December 2, 2023		December 3, 2022
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,242.8	49.8%	$9,255.2	51.0%	$30,566.5	50.2%	$29,705.7	50.0%
Fresh (3)	5,709.0	30.8	5,762.6	31.7	19,517.7	32.0	19,588.6	33.0
Pharmacy	2,282.8	12.3	1,724.4	9.5	6,323.9	10.4	5,124.2	8.6
Fuel	1,046.7	5.6	1,111.1	6.1	3,573.9	5.9	3,968.6	6.7
Other (4)	276.0	1.5	301.6	1.7	916.2	1.5	997.5	1.7
Net sales and other revenue	$18,557.3	100.0%	$18,154.9	100.0%	$60,898.2	100.0%	$59,384.6	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions and other miscellaneous revenue.

Recently issued accounting standards: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure." The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

Pursuant to the Merger Agreement, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), shall be converted automatically at the Effective Time into the right to receive from Parent $34.10 per share in cash, without interest. The $34.10 per share consideration to be paid by Parent would be reduced by the special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"), which was declared on October 13, 2022 and paid on January 20, 2023.

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

The Merger Agreement provides for certain termination rights for the Company and Parent, including by mutual written consent, and if the Closing does not occur on or prior to January 13, 2024 (the "Outside Date"), the Outside Date may be extended by either party for up to 270 days in the aggregate. The Parent will be obligated to pay a termination fee of $600 million if the Merger Agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of December 2, 2023 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$20.0	$5.0	$15.0	$—
Non-current investments (2)	171.3	77.4	93.9	—
Derivative contracts (3)	4.2	—	4.2	—
Total	$195.5	$82.4	$113.1	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in publicly traded stock and Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 2, 2023, the fair value of total debt was $7,841.7 million compared to the carrying value of $8,134.3 million, excluding debt discounts and deferred financing costs. As of February 25, 2023, the fair value of total debt was $8,009.1 million compared to the carrying value of $8,483.7 million, excluding debt discounts and deferred financing costs.

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

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of December 2, 2023 and February 25, 2023, net of unamortized debt discounts of $34.3 million and $37.5 million, respectively, and deferred financing costs of $45.1 million and $53.2 million, respectively, consisted of the following (in millions):

	December 2, 2023	February 25, 2023
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,503.9	$6,496.4
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.3	374.9
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	479.3	476.2
ABL Facility	650.0	1,000.0
Other financing obligations	30.0	28.8
Mortgage notes payable, secured	16.4	16.7
Finance lease obligations	479.9	517.1
Total debt	8,534.8	8,910.1
Less current maturities	(737.8)	(1,075.7)
Long-term portion	$7,797.0	$7,834.4

ABL Facility

As of December 2, 2023, $650.0 million remained outstanding under the ABL Facility as the Company repaid $500.0 million and borrowed $150.0 million during the 40 weeks ended December 2, 2023, and letters of credit ("LOC") issued under the LOC sub-facility was $47.8 million. As of February 25, 2023, there was $1,000.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $53.3 million. During the 12 and 40 weeks ended December 2, 2023, the average interest rate on the ABL Facility was approximately 6.7% and 6.5%, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Estimated return on plan assets	$(22.8)	$(21.5)	$—	$—
Service cost	4.0	4.6	—	—
Interest cost	19.3	11.9	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial (gain) loss	(1.2)	0.2	(0.3)	(0.1)
(Income) expense, net	$(0.6)	$(4.7)	$(0.2)	$—

	40 weeks ended
	Pension		Other post-retirement benefits
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Estimated return on plan assets	$(75.8)	$(71.5)	$—	$—
Service cost	13.3	15.3	—	—
Interest cost	64.3	39.6	0.4	0.3
Amortization of prior service cost	0.3	0.3	—	—
Amortization of net actuarial (gain) loss	(4.2)	0.5	(0.8)	(0.3)
(Income) expense, net	$(2.1)	$(15.8)	$(0.4)	$—

The Company contributed $4.1 million and $14.5 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 2, 2023, respectively. For the 12 and 40 weeks ended December 3, 2022, the company contributed $14.1 million and $19.1 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $3.4 million to these plans for the remainder of fiscal 2023.

Multiemployer Pension Plans

ARP Act: The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance ("SFA") program for financially troubled multiemployer pension plans. During the 12 weeks ended December 3, 2022, the Pension Benefit Guaranty Corporation issued the final rule with respect to the SFA program which allowed for both additional funding and the investment of one third of the SFA funds into return-seeking investments. Based on the final rule, on August 8, 2022, the Combined Plan submitted a supplemented application for additional funding of approximately $120 million. The Combined Plan is expected to remain solvent and therefore the Company currently does not expect to have any funding requirements for the Excess Plan. As a result, during the second quarter of fiscal 2022, the Company recorded a non-cash pre-tax gain of $19.0 million to remove the pension liability for the Excess Plan. For additional information, including a description and definition of the Combined Plan, as well as the impact on the Excess Plan, as defined therein, see "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2023.

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court’s rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. Both sides' motions are pending. The District Court has not set any trial date for Proctor as of yet, and no motions are pending in that case.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint. On

September 18, 2023, Prime filed an answer to the third-party complaint; on the same day, the Company and SUPERVALU filed an amended third-party complaint.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 90 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including one involving the Company in Tarrant County (Texas). The Tarrant County matter is currently in discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 2, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive income (1)	(4.7)	(4.7)	—
Tax benefit (expense)	0.2	1.2	(1.0)
Current-period other comprehensive (loss) income, net of tax	(0.6)	(3.5)	2.9
Ending AOCI balance	$68.7	$68.2	$0.5

	40 weeks ended December 3, 2022
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive loss before reclassifications	(4.4)	—	(4.4)
Amounts reclassified from accumulated other comprehensive income (1)	0.5	0.5	—
Tax benefit (expense)	1.0	(0.1)	1.1
Current-period other comprehensive (loss) income, net of tax	(2.9)	0.4	(3.3)
Ending AOCI balance	$66.1	$67.5	$(1.4)
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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Basic net income per Class A common share
Net income	$361.4	$375.5	$1,045.5	$1,202.4
Special Dividend on Convertible Preferred Stock	—	(252.2)	—	(252.2)
Accrued dividends on Convertible Preferred Stock	—	(14.2)	(0.3)	(38.3)
Earnings allocated to Convertible Preferred Stock	—	—	(0.7)	—
Net income allocated to Class A common stockholders - Basic	$361.4	$109.1	$1,044.5	$911.9

Weighted average Class A common shares outstanding - Basic (1)	576.2	534.6	575.2	525.4

Basic net income per Class A common share	$0.63	$0.20	$1.82	$1.74

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Diluted	$361.4	$109.1	$1,044.5	$911.9

Weighted average Class A common shares outstanding - Basic (1)	576.2	534.6	575.2	525.4
Dilutive effect of:
Restricted stock units and awards	4.9	4.0	5.3	4.4
Weighted average Class A common shares outstanding - Diluted (2)	581.1	538.6	580.5	529.8

Diluted net income per Class A common share	$0.62	$0.20	$1.80	$1.72
(1) The number of Class A common shares remaining to be issued for the 12 and 40 weeks ended December 2, 2023 and December 3, 2022 were not material.
(2) For the 40 weeks ended December 2, 2023 and the 12 and 40 weeks ended December 3, 2022, 0.4 million, 37.6 million and 45.2 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively. The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended December 2, 2023 and December 3, 2022 were not material.

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
•    changes in market interest rates;
•    changes in consumer behavior and spending due to the impact of macroeconomic factors, including the expiration of student loan payment deferments;
•    changes in wage rates, ability to attract and retain qualified associates and negotiate acceptable contracts with labor unions;
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
•    erosion of consumer confidence as a result of the Merger and the transactions contemplated by the Merger Agreement;
•    litigation related to the transactions contemplated by the Merger Agreement;
•    restrictions on our ability to operate as a result of the Merger Agreement;
•    challenges in attracting, retaining and motivating our employees until the closing of the Merger;
•    availability and cost of goods used in our food products;
•    challenges with our supply chain;
•    operational and financial effects resulting from cyber incidents, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•    continued reduction in administering COVID-19 vaccines and dispensing test kits.

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

THIRD QUARTER OF FISCAL 2023 OVERVIEW

We are one of the largest food retailers in the United States, with 2,271 stores across 34 states and the District of Columbia as of December 2, 2023. We operate 24 banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 290,000 talented and dedicated employees, as of December 2, 2023, who serve on average 35.0 million customers each week. Additionally, as of December 2, 2023, we operated 1,726 pharmacies, 1,332 in-store branded coffee shops, 401 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

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

Third quarter of fiscal 2023 highlights

In summary, our financial and operating highlights for the third quarter of fiscal 2023 include:
•Identical sales increased 2.9%
•Digital sales increased 21%
•Loyalty members increased 17% to 38.5 million
•Net income of $361 million, or $0.62 per Class A common share
•Adjusted net income of $462 million, or $0.79 per Class A common share
•Adjusted EBITDA of $1,107 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Stores, beginning of period	2,272	2,272	2,271	2,276
Opened	2	1	5	2
Closed	(3)	(3)	(5)	(8)
Stores, end of period	2,271	2,270	2,271	2,270
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Less than 30,000	217	218	9.6%	9.6%	4.9	5.0
30,000 to 50,000	778	779	34.3%	34.3%	32.6	32.6
More than 50,000	1,276	1,273	56.1%	56.1%	75.4	75.2
Total Stores	2,271	2,270	100.0%	100.0%	112.9	112.8
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Third Quarter of Fiscal 2023 and the First 40 weeks of Fiscal 2023 to the Third Quarter of Fiscal 2022 and the First 40 weeks of Fiscal 2022.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended December 2, 2023 ("third quarter of fiscal 2023" and "first 40 weeks of fiscal 2023") and 12 and 40 weeks ended December 3, 2022 ("third quarter of fiscal 2022" and "first 40 weeks of fiscal 2022") (dollars in millions, except per share data).

	12 weeks ended
	December 2, 2023	% of Sales	December 3, 2022	% of Sales
Net sales and other revenue	$18,557.3	100.0%	$18,154.9	100.0%
Cost of sales	13,360.0	72.0	13,033.2	71.8
Gross margin	5,197.3	28.0	5,121.7	28.2
Selling and administrative expenses	4,607.3	24.8	4,532.0	25.0
Loss on property dispositions and impairment losses, net	23.9	0.1	7.3	—
Operating income	566.1	3.1	582.4	3.2
Interest expense, net	116.3	0.6	84.3	0.5
Other (income) expense, net	(6.7)	—	1.7	—
Income before income taxes	456.5	2.5	496.4	2.7
Income tax expense	95.1	0.5	120.9	0.7
Net income	$361.4	2.0%	$375.5	2.0%

Basic net income per Class A common share	$0.63		$0.20
Diluted net income per Class A common share	0.62		0.20

	40 weeks ended
	December 2, 2023	% of Sales	December 3, 2022	% of Sales
Net sales and other revenue	$60,898.2	100.0%	$59,384.6	100.0%
Cost of sales	43,996.7	72.2	42,713.3	71.9
Gross margin	16,901.5	27.8	16,671.3	28.1
Selling and administrative expenses	15,215.7	25.0	14,883.9	25.1
Loss (gain) on property dispositions and impairment losses, net	43.1	0.1	(86.1)	(0.1)
Operating income	1,642.7	2.7	1,873.5	3.1
Interest expense, net	383.1	0.6	313.0	0.5
Other income, net	(14.6)	—	(23.5)	—
Income before income taxes	1,274.2	2.1	1,584.0	2.6
Income tax expense	228.7	0.4	381.6	0.6
Net income	$1,045.5	1.7%	$1,202.4	2.0%

Basic net income per Class A common share	$1.82		$1.74
Diluted net income per Class A common share	1.80		1.72

Net Sales and Other Revenue
Net sales and other revenue increased 2.2% to $18,557.3 million for the third quarter of fiscal 2023 from $18,154.9 million for the third quarter of fiscal 2022. The increase in Net sales and other revenue was driven by our 2.9% increase in identical sales, with growth in pharmacy sales driving the identical sales increase. We also continued to grow our digital business during the third quarter of fiscal 2023.

Net sales and other revenue increased 2.5% to $60,898.2 million for the first 40 weeks of fiscal 2023 from $59,384.6 million for the first 40 weeks of fiscal 2022. The increase in Net sales and other revenue was primarily driven by our 3.7% increase in identical sales, with growth in pharmacy sales, retail price inflation across most categories and increasing digital sales being the primary contributors to the identical sales increase. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended December 2, 2023 and the 12 and 40 weeks ended December 3, 2022, respectively, were:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Identical sales, excluding fuel	2.9%	7.9%	3.7%	7.3%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	December 2, 2023		December 3, 2022		December 2, 2023		December 3, 2022
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,242.8	49.8%	$9,255.2	51.0%	$30,566.5	50.2%	$29,705.7	50.0%
Fresh (3)	5,709.0	30.8	5,762.6	31.7	19,517.7	32.0	19,588.6	33.0
Pharmacy	2,282.8	12.3	1,724.4	9.5	6,323.9	10.4	5,124.2	8.6
Fuel	1,046.7	5.6	1,111.1	6.1	3,573.9	5.9	3,968.6	6.7
Other (4)	276.0	1.5	301.6	1.7	916.2	1.5	997.5	1.7
Net sales and other revenue	$18,557.3	100.0%	$18,154.9	100.0%	$60,898.2	100.0%	$59,384.6	100.0%
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

Gross margin rate decreased to 28.0% during the third quarter of fiscal 2023 compared to 28.2% during the third quarter of fiscal 2022. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 64 basis points compared to the third quarter of fiscal 2022. Pharmacy operations and increases in shrink were the primary drivers of the decrease, partially offset by our procurement and sourcing productivity initiatives.
Gross margin rate decreased to 27.8% during the first 40 weeks of fiscal 2023 compared to 28.1% during the first 40 weeks of fiscal 2022. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 66 basis points compared to the first 40 weeks of fiscal 2022. The rate decrease was primarily driven by pharmacy operations, increases in shrink, and an increase in promotional activity in the first quarter of fiscal 2023 relative to the first quarter of fiscal 2022. Our procurement and sourcing productivity initiatives partially offset these decreases in our gross profit rate.
The gross margin rate decrease in the third quarter of fiscal 2023 and first 40 weeks of fiscal 2023 related to pharmacy operations was primarily due to growth in pharmacy sales and a lower margin rate on COVID-19 vaccines. In addition, the benefits from our productivity initiatives allowed us to provide incremental targeted price investments to our customers during the third quarter of fiscal 2023 and first 40 weeks of fiscal 2023.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses decreased to 24.8% of Net sales and other revenue during the third quarter of fiscal 2023 compared to 25.0% during the third quarter of fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 28 basis points. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to lower employee costs, which includes the benefit of ongoing productivity initiatives, and lower depreciation and amortization, partially offset by an increase in operating expenses related to the expansion of our digital and omnichannel capabilities, ongoing Merger-related costs, increased store occupancy costs and additional third-party store security services.
Selling and administrative expenses decreased to 25.0% of Net sales and other revenue during both the first 40 weeks of fiscal 2023 compared to 25.1% during the first 40 weeks of fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 32 basis points during the first 40 weeks of fiscal 2023 compared to the first 40 weeks of fiscal 2022. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales leverage of employee costs, which includes the benefit of ongoing productivity initiatives, lower depreciation and amortization and lower legal and regulatory accruals and settlements, partially offset by ongoing Merger-related costs, an increase in operating expenses related to the expansion of our digital and omnichannel capabilities and additional third-party store security services.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2023, net loss on property dispositions and impairment losses was $23.9 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of assets. For the third quarter of fiscal 2022, net loss on property dispositions and impairment losses was $7.3 million, driven by $3.9 million of asset impairments and $3.4 million of losses primarily from the disposal of assets.

For the first 40 weeks of fiscal 2023, net loss on property dispositions and impairment losses was $43.1 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of assets. For the first 40 weeks of fiscal 2022, net gain on property dispositions and impairment losses was $86.1 million, driven by $91.2 million of gains primarily from the sale of real estate assets, partially offset by $5.1 million of asset impairments.

Interest Expense, Net

Interest expense, net was $116.3 million during the third quarter of fiscal 2023 compared to $84.3 million during the third quarter of fiscal 2022. The increase in interest expense, net was primarily attributable to lower interest income, as well as higher average outstanding borrowings and higher average interest rates. The weighted average interest rate during the third quarter of fiscal 2023 was 5.6%, excluding deferred financing costs and original issue discount, compared to 5.3% during the third quarter of fiscal 2022.

Interest expense, net was $383.1 million during the first 40 weeks of fiscal 2023 compared to $313.0 million during the first 40 weeks of fiscal 2022. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings and higher average interest rates, as well as lower interest income. The weighted average interest rate during the first 40 weeks of fiscal 2023 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.3% during the first 40 weeks of fiscal 2022.

Other (Income) Expense, Net

For the third quarter of fiscal 2023, other income, net was $6.7 million compared to other expense, net of $1.7 million for the third quarter of fiscal 2022. Other income, net during the third quarter of fiscal 2023 was primarily driven by realized and unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments. Other expense, net during the third quarter of fiscal 2022 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income and income related to our equity investment.

For the first 40 weeks of fiscal 2023, other income, net was $14.6 million compared to $23.5 million for the first 40 weeks of fiscal 2022. Other income, net during the first 40 weeks of fiscal 2023 was primarily driven by non-service cost components of net pension and post-retirement income, realized and unrealized gains from non-operating investments and income related to our equity interest and gain on sale of El Rancho in the first quarter of fiscal 2023, partially offset by realized and unrealized losses from non-operating investments. Other income, net during the first 40 weeks of fiscal 2022 was primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $95.1 million, representing a 20.8% effective tax rate, for the third quarter of fiscal 2023. Income tax expense was $120.9 million, representing a 24.4% effective tax rate, for the third quarter of fiscal 2022. The favorability in the effective income tax rate in the third quarter of fiscal 2023 was primarily due to an increase in federal tax credits.

Income tax expense was $228.7 million, representing a 17.9% effective tax rate, for the first 40 weeks of fiscal 2023. Income tax expense was $381.6 million, representing a 24.1% effective tax rate, for the first 40 weeks of fiscal 2022. The favorability in the effective income tax rate for the first 40 weeks of fiscal 2023 was driven by the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, federal tax credits, as well as discrete benefits recognized for state income taxes.

Net Income and Adjusted Net Income

Net income was $361.4 million, or $0.62 per Class A common share, during the third quarter of fiscal 2023 compared to $375.5 million, or $0.20 per Class A common share, during the third quarter of fiscal 2022. Net income per Class A common share during the third quarter of fiscal 2022 includes a $0.45 per share reduction related to the Special Dividend attributable to holders of Convertible Preferred Stock on an as-converted basis. Adjusted net income was $462.3 million, or $0.79 per Class A common share, during the third quarter of fiscal 2023 compared to $505.1 million, or $0.87 per Class A common share, during the third quarter of fiscal 2022.

Net income was $1,045.5 million, or $1.80 per Class A common share, during the first 40 weeks of fiscal 2023 compared to $1,202.4 million, or $1.72 per Class A common share, during the first 40 weeks of fiscal 2022. The first 40 weeks of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $1,375.7 million, or $2.34 per Class A common share (which includes the tax benefit discussed above), during the first 40 weeks of fiscal 2023 compared to $1,505.4 million, or $2.59 per Class A common share, during the first 40 weeks of fiscal 2022.

Adjusted EBITDA

For the third quarter of fiscal 2023, Adjusted EBITDA was $1,106.5 million, or 6.0% of Net sales and other revenue, compared to $1,158.0 million, or 6.4% of Net sales and other revenue, for the third quarter of fiscal 2022. For the first 40 weeks of fiscal 2023, Adjusted EBITDA was $3,401.9 million, or 5.6% of Net sales and other revenue, compared to $3,626.8 million, or 6.1% of Net sales and other revenue for the first 40 weeks of fiscal 2022.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Numerator:

Net income	$361.4	$375.5	$1,045.5	$1,202.4
Adjustments:
(Gain) loss on interest rate swaps and energy hedges, net (d)	(0.7)	2.0	(6.1)	(12.9)
Business transformation (1)(b)	12.3	17.2	37.9	64.5
Equity-based compensation expense (b)	23.3	33.4	80.5	96.6
Loss (gain) on property dispositions and impairment losses, net	23.9	7.3	43.1	(86.1)
LIFO expense (a)	27.6	64.5	87.8	181.4
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	—	1.0	—	10.8
Merger-related costs (3)(b)	35.9	14.4	124.2	23.8
Certain legal and regulatory accruals and settlements, net (b)	(6.7)	—	(6.7)	43.7
Amortization of debt discount and deferred financing costs (c)	3.6	3.9	11.9	12.9
Amortization of intangible assets resulting from acquisitions (b)	11.0	11.7	37.5	39.1
Combined Plan (b)	—	—	—	(19.0)
Miscellaneous adjustments (4)(f)	3.4	16.4	24.0	46.1
Tax impact of adjustments to Adjusted net income	(32.7)	(42.2)	(103.9)	(97.9)
Adjusted net income	$462.3	$505.1	$1,375.7	$1,505.4

Denominator:

Weighted average Class A common shares outstanding - diluted	581.1	538.6	580.5	529.8
Adjustments:
Convertible Preferred Stock (5)	—	37.6	0.4	45.2
Restricted stock units and awards (6)	6.9	6.6	6.4	6.1
Adjusted weighted average Class A common shares outstanding - diluted	588.0	582.8	587.3	581.1

Adjusted net income per Class A common share - diluted	$0.79	$0.87	$2.34	$2.59

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Net income per Class A common share - diluted	$0.62	$0.20	$1.80	$1.72
Convertible Preferred Stock (5)	—	0.45	—	0.37
Non-GAAP adjustments (7)	0.18	0.23	0.57	0.53
Restricted stock units and awards (6)	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted net income per Class A common share - diluted	$0.79	$0.87	$2.34	$2.59

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Adjusted net income (8)	$462.3	$505.1	$1,375.7	$1,505.4
Tax impact of adjustments to Adjusted net income	32.7	42.2	103.9	97.9
Income tax expense	95.1	120.9	228.7	381.6
Amortization of debt discount and deferred financing costs (c)	(3.6)	(3.9)	(11.9)	(12.9)
Interest expense, net	116.3	84.3	383.1	313.0
Amortization of intangible assets resulting from acquisitions (b)	(11.0)	(11.7)	(37.5)	(39.1)
Depreciation and amortization (e)	414.7	421.1	1,359.9	1,380.9
Adjusted EBITDA	$1,106.5	$1,158.0	$3,401.9	$3,626.8
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation.
(2) Represents incremental COVID-19 related pay legislatively required in certain municipalities in which we operate.
(3) Primarily relates to third-party legal and advisor fees and retention program expense related to the proposed Merger and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(4) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Non-cash lease-related adjustments	$1.7	$1.4	$2.0	$3.4
Lease and lease-related costs for surplus and closed stores	4.3	4.7	15.1	17.4
Net realized and unrealized (gain) loss on non-operating investments	(3.4)	13.7	0.9	19.4
Other (i)	0.8	(3.4)	6.0	5.9
Total miscellaneous adjustments	$3.4	$16.4	$24.0	$46.1
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

Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on interest rate swaps and energy hedges, net:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Cost of sales	$(0.5)	$2.8	$(4.3)	$(2.7)
Selling and administrative expenses	(0.2)	0.5	(1.8)	(1.6)
Other (income) expense, net	—	(1.3)	—	(8.6)
Total (Gain) loss on interest rate swaps and energy hedges, net	$(0.7)	$2.0	$(6.1)	$(12.9)

(e) Depreciation and amortization:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Cost of sales	$40.9	$39.5	$125.9	$129.2
Selling and administrative expenses	373.8	381.6	1,234.0	1,251.7
Total Depreciation and amortization	$414.7	$421.1	$1,359.9	$1,380.9

(f) Miscellaneous adjustments:

	12 weeks ended		40 weeks ended
	December 2, 2023	December 3, 2022	December 2, 2023	December 3, 2022
Selling and administrative expenses	$7.3	$6.5	$29.2	$20.9
Other (income) expense, net	(3.9)	9.9	(5.2)	25.2
Total Miscellaneous adjustments	$3.4	$16.4	$24.0	$46.1
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	December 2, 2023	December 3, 2022
Cash and cash equivalents and restricted cash at end of period	$227.2	$4,420.3
Cash flows provided by operating activities	1,730.8	2,072.0
Cash flows used in investing activities	(1,328.8)	(1,478.7)
Cash flows (used in) provided by financing activities	(638.6)	874.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,730.8 million for the first 40 weeks of fiscal 2023 compared to $2,072.0 million for the first 40 weeks of fiscal 2022. The decrease in cash flow from operations compared to the first 40 weeks of fiscal 2022 was due to a decrease in Adjusted EBITDA and more cash paid for income taxes, interest, legal settlements and ongoing Merger-related costs during the first 40 weeks of fiscal 2023, partially offset by changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,328.8 million for the first 40 weeks of fiscal 2023 compared to $1,478.7 million for the first 40 weeks of fiscal 2022.

For the first 40 weeks of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,535.0 million, partially offset by proceeds from the sale of assets of $201.3 million, primarily related to the sale of our equity interest in El Rancho during the first quarter of fiscal 2023. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2023 included the completion of 115 remodels, the opening of five new stores and continued investment in our digital and technology platforms. For the first 40 weeks of fiscal 2022, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,566.9 million, partially offset by proceeds from the sale of assets of $99.4 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2022 included continued investment in our digital and technology platforms, the completion of 135 remodels and the opening of two new stores.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $638.6 million during the first 40 weeks of fiscal 2023 compared to net cash provided by financing activities of $874.4 million during the first 40 weeks of fiscal 2022.

Net cash used in financing activities during the first 40 weeks of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of restricted stock units, partially offset by $150.0 million of proceeds from the issuance of debt under the ABL Facility. Net cash provided by financing activities during the first 40 weeks of fiscal 2022 consisted primarily of the $1.4 billion borrowing, which was used with cash on hand to fund the payment of the Special Dividend, partially offset by the $200.0 million subsequent partial repayment of the ABL Facility and dividends paid on our Class A common stock and Convertible Preferred Stock, as well as tax withholding payments on vesting of restricted stock units.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $207.1 million ($0.36 per common share) and $190.9 million ($0.36 per common share) during the first 40 weeks of fiscal 2023 and first 40 weeks of fiscal 2022, respectively. On January 9, 2024, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on February 9, 2024 to stockholders of record as of the close of business on January 26, 2024.

During the first quarter of fiscal 2023, the conversion of the remaining Convertible Preferred Stock was completed. The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participate in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. Cash dividends paid to holders of the Convertible Preferred Stock were $0.8 million and $50.2 million during the first 40 weeks of fiscal 2023 and first 40 weeks of fiscal 2022, respectively.

On October 13, 2022, we declared the Special Dividend, payable to stockholders of record, including holders of Series A convertible preferred stock on an as-converted basis, as of the close of business on October 24, 2022, and was to be paid on November 7, 2022. As of December 3, 2022, the Special Dividend of $3,921.3 million was recorded in Special dividend payable on the Condensed Consolidated Balance Sheets, and was subsequently paid on January 20, 2023.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5.0 billion to $5.7 billion. This includes $650.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months; and anticipated requirements for incremental working capital, incremental Merger costs, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

As of December 2, 2023, we had $650.0 million in borrowings outstanding under our ABL Facility and total availability of $3,302.2 million (net of letter of credit usage). See Note 4 – Long-Term Debt and Finance Lease Obligations located elsewhere in this Form 10-Q for further discussion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the third quarter of fiscal 2023, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	January 9, 2024	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 9, 2024	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)