Form 10-K
period 2024-02-24
Albertsons Companies, Inc.
filed 2024-04-22
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 8, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $9.9 billion.
As of April 18, 2024, the registrant had 577,407,663 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 24, 2024 (the "Proxy Statement").

Albertsons Companies, Inc. and Subsidiaries

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its consolidated subsidiaries. Our last three fiscal years consisted of the 52 weeks ended February 24, 2024 ("fiscal 2023"), the 52 weeks ended February 25, 2023 ("fiscal 2022") and the 52 weeks ended February 26, 2022 ("fiscal 2021"). Our next three fiscal years consist of the 52 weeks ending February 22, 2025 ("fiscal 2024"), the 53 weeks ending February 28, 2026 ("fiscal 2025"), and the 52 weeks ending February 27, 2027 ("fiscal 2026").

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business, our industry and the outcome of the Merger. They include statements relating to our future operating or financial performance which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future", "intends" and similar expressions which are intended to identify forward-looking statements.

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
•changes in macroeconomic conditions and uncertainty regarding the geopolitical environment;
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
•    challenges with our supply chain;
•    operational and financial effects resulting from cyber incidents at the Company or at a third party, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•    continued reduction in governmental assistance programs such as SNAP.

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
•availability of a significant amount of energy to manufacture, store, transport and sell products;
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
•litigation related to the Merger;
•the ability to complete the Merger and the transactions contemplated by the Merger; and
•significant delay or the failure to complete the Merger.

Risks Related to Our Industry

Risks related to:
•intensity of the competition in our industry;
•our ability to timely identify or effectively respond to consumer trends;
•consolidation in the healthcare industry; and
•providing pharmacy products and services and the adequacy of our insurance to cover any claims.

Risks Related to Our Supply Chain

Risks related to:
•product and raw material supply disruptions, especially of fresh products, including from severe weather, natural disasters and climate change;
•threats or potential threats to security of food and drug safety, including the occurrence of a widespread health epidemic and/or pandemic, and loss of consumer confidence in the supply chain; and
•availability and increased prices of fuel or commodities.

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

Risks Related to Information Security, Cybersecurity, Data Privacy and Evolving Technologies

Risks related to:
•our dependence on IT systems;
•improper activities by third parties and the loss of confidence from a data security incident involving our customers, employees or vendors; and
•the use of artificial intelligence in our business.

Risks Related to Our Indebtedness

Risks related to:
•our level of indebtedness and our ability to generate cash;
•our debt instruments limiting our flexibility in operating our business; and
•increases in interest rates, a downgrade of our credit ratings and/or instability in credit markets.

Risks Related to Owning Our Common Stock

Risks related to:
•the volatility of the price of our common stock and the possibility of a decline regardless of our operating performance;
•our largest stockholder may have conflicts of interest with other stockholders in the future;

•provisions in our charter documents and Delaware law and certain other agreements that could delay or prevent a change of control; and
•our ability to pay dividends to our stockholders.

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

Retail Operations

As of February 24, 2024, we operated 2,269 stores across 34 states and the District of Columbia under more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. Additionally, as of February 24, 2024, we operated 1,725 pharmacies, 1,336 in-store branded coffee shops, 402 adjacent fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. Our stores operate in First-and-Main retail locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 70% of the 121 metropolitan statistical areas ("MSAs") in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omnichannel platform, and we have continued to enhance our capabilities, including automated self-checkout options, to meet customer demand for convenience and flexibility. Our Drive Up & Go curbside pickup service is offered in more than 2,200 locations and we offer delivery services across more than 2,100 of our stores. In our delivery service, we have expanded the number of stores with in-house delivery services, and in our third-party services we have continued to partner with Instacart, DoorDash and Uber to engage with customers on the platform of their choice. Our Customers for Life transformation strategy is anchored on placing the customer at the center of everything we do, with the ultimate goal of supporting them every day, every week, and for a lifetime. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the technology platforms, systems, analytics and buying power afforded by an organization with national scale.

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

Products

Our stores offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2023.

Merchandising and Manufacturing

Our Own Brands portfolio provides high-quality products to our customers at a great value, offering more than 14,000 unique items. The Own Brands portfolio includes but is not limited to the registered trademarks Signature SELECT®, O Organics®, Open Nature®, Signature Café®, Lucerne®, Waterfront BISTRO®, Primo Taglio®, Signature Care®, Signature Reserve® and Value Corner®. Our Own Brands products resonate well with our customers, as evidenced by Own Brands sales of $16.5 billion in fiscal 2023.

As measured by units for fiscal 2023, 10.1% of our Own Brands products were manufactured in Company-owned facilities, and the remainder was purchased from third parties. We closely monitor make-versus-buy decisions to optimize their quality and profitability. In addition, we believe that our scale will provide opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 24, 2024, we operated 19 food production plants. These plants consisted of seven milk plants, three soft drink bottling plants, three bakery plants, two ice cream product plants, two grocery/prepared food plants, one ice plant and one soup plant.

Intellectual Property

Our banners, brand image and Own Brands portfolio are significant to our business strategy. We own numerous registered trademarks and service marks and seek to obtain and preserve intellectual property protection of our marks and to ensure that any third-party uses are properly licensed.

Distribution

As of February 24, 2024, we operated 22 strategically located distribution centers, approximately 36% of which are owned or ground-leased. Our distribution centers collectively provide approximately 63% of all products to our retail operating areas.

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

We devote significant resources to differentiating our banners in the local markets where we operate and invest in loyalty programs to drive traffic through our omnichannel approach. Our local merchandising teams spend considerable time working with store directors to make sure we are satisfying consumer preferences. We also strive to achieve and maintain favorable recognition of our Own Brands offerings by marketing them to consumers and enhancing value for consumers, particularly in respect of branded products.

We measure price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our loyalty program to target promotional activity and improve our customers'

experience. This includes leveraging customer and transaction information with data driven analytics to provide both personalized deals and digital coupons, as well as gas and grocery rewards. We have 39.8 million members currently enrolled in our loyalty program. We have achieved significant success with active participants in our loyalty program, which drives higher sales and customer retention. We have recently deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

In our digital strategies, we capitalize on our rich and proprietary data under our Albertsons Media Collective ("AMC"). AMC offers new and existing business partners a robust digital marketing platform that reaches our extensive customer network and leverages our strong market share, especially in the 70% of MSAs where we hold a #1 or #2 share position. We believe AMC will be a contributor to our growth and a profit driver in the future.

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

Environmental

Our operations are subject to regulation under environmental laws, including those relating to waste management, air emissions and underground storage tanks. In addition, as an owner and operator of commercial real estate, we may be subject to liability under applicable environmental laws for clean-up of contamination at our facilities. Compliance with and clean-up liability under these laws has not had and is not expected to have a material adverse effect upon our business, financial condition, liquidity or operating results.

We work hard to maintain the highest standards of environmental stewardship (including procuring and offering sustainably sourced products). During fiscal 2023, we recycled more than 865 million pounds of cardboard and more than 25 million pounds of plastic bags and film from our operations and completed over 500 energy efficiency projects. Moreover, 100% of our Own Brands Waterfront BISTRO® and Open Nature® seafood is sourced to meet our Responsible Seafood Policy.

Human Capital

As one of the largest food and drug retailers in the U.S., serving 35.3 million customers per week, we recognize that our success and ability to delight our customers lies in the engagement of our associates. We remain committed to attracting, developing and retaining associates by fostering a diverse and inclusive culture through our investment in talent development and supporting the personal health and well-being of associates and their families.

As of February 24, 2024, we employed approximately 285,000 associates, of which approximately 62% were part-time and approximately 200,000 associates were covered by collective bargaining agreements. A significant number of our associates have long tenure and during fiscal 2023, more than 61,000 of our associates celebrated at least 15 years of service, and more than 44,000 associates celebrated over 20 years of service.

We commit to create a workplace where inclusion thrives through diverse representation across all levels of our workforce. In fiscal 2023, we integrated Belonging into our strategic framework and transitioned to Diversity, Equity, Inclusion & Belonging ("DEI&B"). To promote DEI&B among our associates, we support our associate resource groups ("ARGs"). The ARGs collectively comprise over 7,000 members and are based on employee interests. During fiscal 2023, we added our newest ARG – the Women of Color ("WOC") Alliance, which provides a platform for women of color and their allies through education, awareness, and knowledge. The WOC Alliance joined our existing ARGs, which include the Women's Inspiration and Inclusion Network, the Hispanic Leadership Network, the Asian Network, the African American Leadership Council, the Pride Alliance, Recipe for Change Alliance, Veterans Associate Resource Group and diverseABILITY. In 2023, we also introduced an ally component to our ARGs to enable the participation of any associate who wants to support and take action to help that group.

As part of our ongoing commitment, we have integrated DEI&B goals into the performance plans of our top leaders and during fiscal 2023 we successfully integrated Leading With Inclusion ("LWI") within our in-house curriculum. We continue to expand opportunities for our associates to learn more about DEI&B, including facilitated discussions of leaders on how to be more inclusive, and bi-annual store and supply chain huddles to further embed DEI&B into our frontline.

We are proud to offer our associates a myriad of opportunities to grow and advance in their careers. We have a talent management process that is designed to enable us to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. Several levels of associates participate in our annual performance management process that includes goal setting, feedback and development to support their personal growth and development. We engage associates across the organization to provide input through our annual Associate Experience Survey. We hold regular town hall meetings where any employee can ask questions of executives and make their voice heard.

We also offer formal and informal learning and development opportunities to all associates through synchronous, asynchronous and hybrid experiences. These offerings include eLearning and on-demand content, virtual and in-person classes, on-the-job training, virtual reality and mentoring programs. In addition to our internal learning offerings, through partnerships with third parties, we offer development programs and conferences to our top talent based on nominations.

We are continually evaluating and developing our compensation and benefits programs to offer competitive wages and job-appropriate compensation. Our benefits are designed to attract and retain our employees and vary from location, seniority and employment status. In addition to comprehensive, accessible and affordable healthcare coverage, we offer paid time off, flexible work schedules, family leave, associate assistance programs and a 401(k)-retirement savings and investment plan.

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

Competitive Environment

The food and drug retail industry is highly competitive. The principal competitive factors that affect our business are location, price, quality, fresh, service, selection, convenience and condition of assets such as our stores. The operating environment for the food and drug retailing industry continues to be characterized by intense competition, aggressive expansion, increasing specialization of retail and digital formats, entry of non-traditional competitors and consolidation.

We face intense competition from supercenters, other food and/or drug retailers, club stores, online retailers, specialty and niche supermarkets, "limited assortment" stores, drug stores, general merchandisers, wholesale stores, dollar and discount stores, grocery outlets, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants and a growing number of internet-based home delivery and meal solution companies. We and our competitors engage in price and non-price competition which has adversely affected our operating margins.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 22, 2024:

Name	Age	Position
Vivek Sankaran	61	Chief Executive Officer; Director
Sharon McCollam	61	President, Chief Financial Officer
Anuj Dhanda	61	Executive Vice President, Chief Technology & Transformation Officer
Omer Gajial	50	Executive Vice President, Chief Merchandising & Digital Officer
Thomas Moriarty	61	Executive Vice President, General Counsel and Chief Policy Officer
Susan Morris	55	Executive Vice President, Chief Operations Officer
Robert Backus	51	Executive Vice President, Retail Operations, East Region
Michelle Larson	47	Executive Vice President, Retail Operations, West Region
Evan Rainwater	61	Executive Vice President, Supply Chain, Manufacturing and Strategic Sourcing
Jennifer Saenz	46	Executive Vice President, Pharmacy & eCommerce
Michael Theilmann	60	Executive Vice President, Chief Human Resources Officer

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

Anuj Dhanda has served as our Executive Vice President and Chief Technology & Transformation Officer since 2023 and as our Executive Vice President and Chief Information Officer since joining the Company in December 2015. Prior to joining the Company, Mr. Dhanda served as Senior Vice President of Digital Commerce of the Giant Eagle supermarket chain from March to December 2015, and as its Chief Information Officer from September 2013.

Prior to Giant Eagle, from March 2008 to August 2013, Mr. Dhanda served as Chief Information Officer of PNC Financial Services, a bank holding company and financial services corporation.

Omer Gajial has served as our Executive Vice President and Chief Merchandising & Digital Officer since April 2024, as our Executive Vice President of Health and Chief Digital Officer since August 2022, as our Executive Vice President of Pharmacy and Health since February 2022 and as our Senior Vice President, Rx Health and Wellness since September 2020. Prior to joining the Company, from January 2016 until August 2020, Mr. Gajial was the General Manager for Amazon Marketplace business, an e-commerce platform owned and operated by Amazon, across Hardlines, Softlines, and Consumables categories for the U.S., Canada, and Mexico. At Amazon Mr. Gajial led sales, business development, product, program, and fulfillment teams to launch strategic sellers into North America. Prior to Amazon, from July 2000 until December 2015, Mr. Gajial held several positions of increasing responsibility at PepsiCo in Dubai and New York, before being named VP Global Strategy, Category Management & Insights for PepsiCo's Walmart Customer team.

Thomas Moriarty has served as our Executive Vice President, General Counsel and Chief Policy Officer since June 2023. Prior to joining the Company, Mr. Moriarty served as EVP, Chief Policy and External Affairs Officer and General Counsel at CVS Health. Mr. Moriarty spent twelve years at Medco Health Solutions, serving in various leadership roles in corporate strategy, legal affairs, global supply chain management, and mergers and acquisitions.

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

Robert Backus has served as our Executive Vice President of Retail Operations, East Region since April 2024. Mr. Backus previously served as Shaw's Division President from 2020 and as Senior Vice President of Operations from 2016. Mr. Backus also served in various roles and positions of increasing responsibility at Safeway prior to its merger with the Company dating back to October 1990.

Michelle Larson has served as our Executive Vice President of Retail Operations, West Region since April 2024. Ms. Larson previously served as our Executive Vice President of Retail Operations, East Region since March 2023 and as our Southwest and Shaw’s Division President since 2018. Ms. Larson joined the Company in 2016 as Senior Vice President of Merchandising, Southwest.

Evan Rainwater has served as our Executive Vice President, Supply Chain, Manufacturing and Strategic Sourcing since March 2020 and our Senior Vice President, Supply Manufacturing since May 2019. Mr. Rainwater joined the Company in May 2005 as Vice President, Manufacturing.

Jennifer Saenz has served as our Executive Vice President, Pharmacy & eCommerce since April 2024 and our Chief Merchandising Officer since July 2021. Prior to joining the Company, since 2006, Ms. Saenz served in several executive positions at PepsiCo. From October 2019 until July 2021, Ms. Saenz served as Global Chief Marketing Officer for PepsiCo, and President, Global Foods, responsible for overseeing the marketing function across foods and beverages and growing the PepsiCo Foods portfolio across all global markets. From January 2016 to October 2019 Ms. Saenz served as Senior Vice President & Chief Marketing Officer of PepsiCo Foods North America where she managed the business unit's snacking portfolio.

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

Our operations and financial performance are affected by economic conditions such as macroeconomic factors, credit market conditions and the level of consumer confidence. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross margin rates and consumer spending. We have observed increased inflation during the past year with varying impacts on our business. We are unable to predict the direction of the economy or if inflation will increase materially or revert to deflation. The continued increase in energy costs, including fuel, could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. If the economy weakens, energy costs continue to increase or inflationary trends continue, our business and operating results could be adversely affected. We may also experience materially adverse impacts to our business as a result of consumers' perceptions of the economy, and a decrease in their personal financial condition could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit. Governmental and regulatory changes and reductions in governmental subsidies such as SNAP could also materially impact our business adversely.

We compete within our industry not only for customers, but also for associates. Since the beginning of the COVID-19 pandemic, we have faced a competitive labor market due to labor shortages and turnover. Our inability to invest in, manage costs and keep pace with technological changes, including those adopted by our competitors, may adversely impact our business initiatives and affect our financial performance. We may be limited in our ability to implement automation-related technological changes in certain of our operations if we are unable to negotiate appropriate terms in our contracts with our labor unions. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our banners, our customers’ connection to our banners, and a positive relationship with the communities in which we serve. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products.

Our operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store, transport and sell products. Energy and fuel costs are influenced by domestic and international political and economic circumstances and have experienced volatility both recently and over time. While we have entered into contracts to reduce the impact of volatile energy and fuel costs for our future energy needs, volatility that exceeds offsetting contractual arrangements could adversely affect our results of operations.

Failure to realize anticipated benefits from our productivity initiatives could adversely affect our financial performance and competitive position.

While we have identified and are implementing a broad range of specific productivity initiatives to help offset cost inflation, increase growth and improve earnings, the savings from these productivity initiatives represent management's estimates and remain subject to risks and uncertainties. There can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or timeframe, if at all. Also, certain of our initiatives may involve significant changes to our operating processes and systems that could result in disruptions in our operations and impact our results of operations.

We may be adversely impacted by environmental, social and governance matters, including inability to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been an increased focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, diversity, equity and inclusion, human rights, animal rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments can be widely publicized. Given our commitment to ESG, we have established and publicly announced certain goals, commitments, and targets which we may change in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipated. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; changes in investment assessments or increases in projected investments and our ability to invest accordingly; changes in frameworks we have agreed to; actions by our competitors in setting or achieving similar goals; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets, or perceived lack of intensity of our commitment to ESG initiatives or to otherwise meet evolving and varied stakeholder expectations could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, results of operations and financial condition.

Risks Related to the Merger

The Merger Agreement and the pendency of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On October 13, 2022 the Company, The Kroger Co. ("Kroger" or "Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent. The Merger Agreement is subject to the satisfaction of various covenants and agreements, including, among others the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") and certain other approvals and clearances.

During the period between the date of signing of the Merger Agreement and the closing of the Merger (the "Closing"), our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger and the transactions contemplated by the Merger, including the divestiture plan with C&S Wholesale Grocers, LLC, which may impact our business relationships, financial condition and operating results. Some of these risk factors include:

•difficulties maintaining relationships with customers, distributors, vendors, suppliers, service providers and other business partners, who may defer decisions about working with us, move to our competitors, seek to delay or change existing business relationships with us;
•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•distraction of our current employees as a result of the Merger which could result in a decline in their productivity or cause distractions in the workplace;
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

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practices. However, we are restricted from taking certain actions without Kroger's prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period.

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

On February 26, 2024, the United States Federal Trade Commission ("FTC") issued an administrative complaint and authorized a lawsuit in federal court to enjoin the Merger. A group of nine states joined the FTC complaint and two states have filed suits in respective state courts to enjoin the Merger. Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger and any transactions contemplated by the Merger under the HSR Act, and resolution with the FTC and the states who have filed or may file suit. We cannot provide any assurance that we or Kroger will prevail in court or obtain the necessary approvals to complete the Merger. Failure to prevail in any legal challenge to the Merger may result in the delay or abandonment of the Merger.

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

The food and drug retail industry is large and dynamic, characterized by intense competition among a collection of local, regional and national participants. In addition to new entrants to the market, we face strong competition from existing supercenters, other brick and mortar food and/or drug retailers, club stores, dollar and discount stores, grocery outlets, online retailers and distributors, specialty and niche supermarkets, drug stores, general merchandisers, wholesale stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants, catering companies and home delivery and meal solution companies. Shifts in the competitive landscape, consumer preference or market share may have an adverse effect on our profitability and results of operations.

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. Although we have accelerated the expansion of our digital business to offer our customers the ability to shop online for both home delivery and Drive Up & Go curbside pickup, there is no assurance that these online initiatives will continue to be successful. In addition, these initiatives may have an adverse impact on our profitability because of lower gross margins or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, price, service, convenience and selection and our ability to leverage existing and emerging digital technologies. In each of these areas, other companies compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience or better offerings. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment including for development of our digital offerings and retail media network, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

An increasingly competitive industry and inflation and deflation in the prices of certain foods have made it difficult for food retailers to achieve positive identical sales growth on a consistent basis. We and our competitors have attempted to maintain or grow our respective share of retail food sales through capital and price investment, increased promotional activity and new and remodeled stores, creating a more difficult environment to consistently increase year-over-year sales. Some of our primary competitors are larger than us, have greater financial resources available to them or sell a diversified mix of non-food products, and, therefore, may be able to devote greater resources to grow their share of retail food sales or offset lower food margins with higher-margin non-food products. Price investment by our competitors has also adversely affected our operating margins.

Our continued success to effectively compete in the food retail industry is dependent upon our ability to control operating expenses, replicating competitor capabilities, making appropriate investments, managing product and labor costs in an increasingly competitive labor market and health care and pension costs stipulated by our collective bargaining agreements. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements, allowing them to more effectively leverage their fixed costs or more easily reduce operating expenses. Changes in our product mix also may negatively affect our profitability. Our inability to adequately control and prevent shrink has impacted our results of operations and could impact our results of operations in the future. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability. Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Because we face intense competition, our success depends, in part, on effectively anticipating evolving trends in demographics and responding to changing consumer preferences and demands. It is difficult to predict consistently and successfully the products and services our customers will demand over time. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could lead us to offer our customers a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores and the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer digital, loyalty and media solutions that are both cost effective and compelling to our customers. Our failure to anticipate or respond to customer expectations for products, services, digital and loyalty programs would adversely affect the demand for our products and services and our market share and could have an adverse effect on our financial performance, margins, and operating income.

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

We currently operate 1,725 pharmacies. As a result, we are exposed to risks inherent in the packaging, dispensing, billing, display, distribution and disposal of pharmaceuticals and other healthcare products, including risks of liability for products such as opioids. Although we maintain insurance against such liabilities, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all for healthcare and pharmaceutical liabilities. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation because of an error or omission. Also, our business operations and operating results could be materially adversely impacted by legislative, enforcement, regulatory, judicial and public policy changes.

We are subject to numerous federal and state regulations. Each of our in-store pharmacies are enrolled in government healthcare programs and must be licensed by the respective state government. The licensing and enrollment requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration, and, in some states, a separate controlled substance license must be obtained to dispense controlled substances. In addition, pharmacies selling controlled substances are required to maintain extensive records and often report information to state and federal agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state healthcare programs. Because of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations.

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

Reflecting consumer preferences, we have a significant focus on fresh products. We rely on various suppliers and vendors to provide and deliver our fresh and other product inventory on a continuous basis and to supply the raw materials to manufacture certain of our Own Brands products. We could suffer significant fresh and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters, foreign conflicts or other catastrophic or unexpected occurrences such as a pandemic like COVID-19. We expect our suppliers to comply with applicable laws, including labor, safety and environmental laws. Our ability to find qualified suppliers who uphold our standards and requirements for products, including fresh, and to access such products in a timely and operationally efficient manner in volumes we may demand may become a significant challenge

Severe weather, natural disasters and other climate changes may adversely affect our business.

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

In addition, adverse climate conditions, weather patterns and their respective impacts such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers, ranchers and fishermen, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture, and water availability necessary for the growth and cultivation of crops and raising of animals. As extreme shifts in climate conditions make it more difficult to raise and produce crops, livestock, and seafood, there may be a decrease in the product quality and the yield quantity of food products. Consequently, such a decreased food supply may adversely affect the availability or cost of certain products within the grocery supply chain, which could lead to shortages or reduced gross profit margins as such products become more expensive. At the global level, the impact of climate change on food supply is more likely to lead to food insecurity in countries which, unlike the United States, have climates insufficient to sustain diverse food production. Thus, there may be increased demand for agricultural exports from regions that experience production difficulties yet have sufficient wealth to purchase imports. This may impact the availability of products for us to purchase.

In addition, legislative and regulatory efforts to combat climate change or other environmental issues could result in new or more stringent forms of oversight and mandatory or voluntary reporting, diligence and disclosure, which could increase costs, result in additional taxes and other expenses, and further impact our business, results of operations and financial condition.

Threats or potential threats to food and drug safety, the occurrence of a widespread health epidemic and/or pandemic or regulatory concerns in our supply chain may adversely affect our business.

Acts or threats, whether perceived or real, of war or terror or other criminal activity directed at the food and drug industry or the transportation industry, whether or not directly involving our stores, could increase our operating costs or impact general consumer behavior and consumer spending. Other events that give rise to actual or potential food contamination, drug contamination or food-borne illnesses, or a widespread regional, national or global health epidemic and/or pandemic could have an adverse effect on our operating results or disrupt production and delivery of the products we sell, our ability to appropriately and safely staff our stores and cause customers to avoid public gathering places or otherwise change their shopping behaviors.

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

We currently operate 402 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline and diesel fuel. Increased regulation or significant increases in wholesale fuel costs could result in lower gross margins on fuel sales, and demand could be negatively impacted by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, geopolitical tensions, hostilities or boycotts, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react to any of the preceding matters, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices can be volatile and can be impacted by global conflicts such as the impact on wheat and corn prices by the armed conflict between Russia and Ukraine. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially or there are significant inflationary pressures. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Risks Related to Our Workforce

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 24, 2024, approximately 200,000 of our employees were covered by collective bargaining agreements. During fiscal 2023, collective bargaining agreements covering approximately 32,500 employees expired and were successfully renegotiated. In fiscal 2024 collective bargaining agreements covering approximately 28,500 employees are scheduled to expire. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating costs.

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

Based on an assessment of the most recent information available, we believe that most of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of a number of employers contributing to these plans and the underfunding of any of these plans to which we contribute are not our liability. Though we are not obligated nor the guarantor for any of the underfunding of multiemployer plans to which we contribute, as of December 31, 2023, we attempted to estimate our allocable share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate of the Company's allocable share of the underfunding of multiemployer plans to which we contribute was $4.5 billion. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that includes the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate could also change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

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

In the event we were to exit certain markets or otherwise cease contributing to multiemployer plans, we could trigger a substantial withdrawal liability. Such withdrawal liability may have a material adverse impact on our financial results.

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

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage which are also slated to increase over the next few years. As examples, in California and New Jersey, where we employed 70,000 and 8,000 associates, respectively, as of February 24, 2024, the current minimum wage was increased to $16.00 per hour and $15.13 per hour, respectively, effective January 1, 2024. Moreover, municipalities may set minimum wages above the applicable state standards. Increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs, which may adversely affect our results of operations and financial condition.

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

We operate our business within strict and complex regulatory environments and could be materially adversely affected by changes to, and/or any failure to comply with, existing and new legal requirements. In addition, our industry faces significant political, societal, and media scrutiny, and we may be subject to frequent or increasing challenges which may impact our reputation and business. Additionally, shifts in enforcement practices or regulatory scrutiny generally cannot be anticipated or predicted or our predictions may not be accurate. If we fail to predict or respond adequately to regulatory changes or expanding disclosure requirements, or do not respond as effectively as our competitors, our reputation, business, operations, and financial performance may be adversely affected. Political, governmental, and regulatory regimes and practices can quickly change as a result of elections or other events over which we have little to no control. Such changes, including those which may occur due to elections held in 2024, are unpredictable and may have negative impacts on our business and operations. Compliance with laws, regulations, policies, and enforcement practices may become challenging requiring operational changes which may be difficult to implement, increase our operating costs, require significant capital expenditures, or result in adverse publicity and harm our reputation.

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

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could expose us to potentially significant liabilities.

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

Third-party claims in connection with releases of, or exposure to, hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial and could have a material adverse effect on our business. Under current environmental laws, we may be held responsible for the remediation of environmental conditions regardless of whether we lease, sublease or own the stores or other facilities and regardless of whether such environmental conditions were created by us or a prior owner or tenant. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that negatively affect us directly or indirectly through increased costs on our suppliers. There can be no assurance that environmental contamination relating to prior, existing or future sites or other environmental changes will not adversely affect us through, for example, business interruption, cost of remediation or adverse publicity.

We are subject to, and may in the future be subject to, legal or other proceedings that could have a material adverse effect on us.

In the course of conducting our business, arising in or outside of the ordinary course, we are and may become a party to various legal proceedings, including class actions in matters involving personnel and employment issues, federal and state wage and hour laws, personal injury, antitrust claims based on both federal and state law, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, claims invoking consumer-protection statutes, intellectual property claims and fiduciary and securities claims. We may also become subject to governmental and regulatory inquiries related to our operations. We estimate our exposure to legal proceedings and establish reserves for the estimated liabilities. We are unable to predict the outcome of any litigation, investigation or any action by governmental entities and can provide no assurance as to the scope and outcome of these matters and whether our business, financial position, results of operations or cash flows will not be materially adversely affected.

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

Risks Related to Information Security, Cybersecurity, Data Privacy and Evolving Technologies

We may be adversely affected by risks related to our dependence on IT systems. Any future changes to or intrusion into these IT systems, even if we are compliant with industry security standards, could materially adversely affect our financial condition and operating results.

We have complex information technology systems that are important to the success of our business operations, financial reporting and marketing initiatives. Our information systems are subject to outages, unplanned downtime, program transitions, breakdowns, ransomware attacks, viruses, malicious programs and other cyber incidents. If we fail to timely or successfully mitigate such adverse events affecting these systems, or experience difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses to our business and operations. These risks may be further exacerbated by the deployment and use of cloud-based enterprise solutions. In a cloud computing environment, we could be subject to outages by third-party service providers and security breaches to their systems, which we may have little control over. In the case of a cloud computing outage, the reconstitution of our business services running on those computing resources will be dependent on the third-party hosting provider restoring availability.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals or other payment systems.

We regularly defend against and respond to data security incidents. While we are vigilant in monitoring the security of our information technology systems, we may not be able to prevent all unauthorized access or remediate the impact of such unauthorized access. The techniques used by cyber criminals change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques, implement adequate preventive measures for all of them or remediate any unauthorized access on a timely basis. In addition, ongoing geopolitical conflicts may increase the risk of cyberattacks which could impact our operations. Any unauthorized access into our customers' sensitive information, data belonging to us or our vendors or employee data, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers', vendors' and employees' confidence in us and subject us to investigations, required notifications, potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our financial condition and results of operations.

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

The loss of confidence from a data security incident involving our customers, employees or vendors could materially adversely affect our financial condition and operating results.

We receive and store personal information in connection with our business including from processing credit card data, digital marketing, and human resources records. The protection of our customer, employee and vendor data is critically important to us. Despite our considerable efforts to secure, upgrade and maintain our computer networks, our information security could be compromised, and customer, employee and vendor confidential information could be misappropriated whether as a result of cyberattacks on our information systems, the information systems hosted by third party providers or otherwise. If we experience a data security incident, we could be exposed to government enforcement actions, ransomware claims, loss of business information, negative publicity and possible claims from customers, associates, financial institutions and payment card associations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether and materially adversely affect our financial condition and operating results.

We and our third parties may use artificial intelligence in our business, which could result in competitive and reputational harm, and legal liability, and adversely affect our results of operations.

We and our third parties are increasingly incorporating artificial intelligence ("AI") solutions into our operations, systems, and services. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively in the market. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

AI presents emerging ethical issues and potential harms to our customers, patients, and associates and if our use of AI becomes controversial, we may experience competitive harm, brand or reputational harm, or legal liability. The rapid evolution of AI, including expected government regulation of AI and automated decision making, requires resources, formalized AI governance, a commitment to the ethical and responsible use of data, and processes to best meet these challenges. If we fail to adopt AI in a thoughtful and strategic manner, the risks above may be exacerbated.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of February 24, 2024, we had approximately $7.7 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.8 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 24, 2024, we and our subsidiaries had approximately $0.5 billion of finance lease obligations.

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

In addition, there can be no assurance that we will be able to refinance any of our debt or that we will be able to refinance on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:
•sales of assets;
•sales of equity; or
•restructure of the applicable debt.

We may incur substantially more debt in the future.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern our indebtedness, as disclosed in "Part II—Item 8. Financial Statements and Supplementary Data—Note 12", permit us to incur significant additional debt, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would increase.

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

Our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms, or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

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

In addition, the restrictive covenants in our ABL Facility require us, in certain circumstances, to maintain a specific fixed charge coverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control, and there can be no assurance that we will meet it. A breach of this covenant could result in a default under such facilities. Moreover, the occurrence of a default under our ABL Facility could result in an event of default under our other indebtedness. Upon the occurrence of an event of default under our ABL Facility, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable and terminate all commitments to extend further credit. Even if we can obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Increases in interest rates, a downgrade of our credit ratings and/or instability in the credit market could negatively affect our financing costs and our ability to access capital.

We have exposure to future interest rates based on the variable rate debt under our ABL Facility and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures, working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and use of our ABL Facility. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

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
•future sales of our common stock by our largest stockholder;
•our quarterly or annual earnings or those of other companies in our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC; and
•litigation involving us, our industry, or both.

Our largest stockholder is Cerberus, which may have conflicts of interest with other stockholders in the future.

Cerberus controls in the aggregate approximately 26% of our common stock and Cerberus has certain governance rights pursuant to a Stockholders' Agreement. As a result, Cerberus may be able to influence (i) the election of our directors, (ii) our corporate and management policies and (iii) other matters submitted to our stockholders for approval. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, Cerberus will continue to be able to strongly influence our decisions.

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

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments, including minimum capital requirements and limited by contractual obligations or covenants in any financing arrangements that we are currently a party to, including the ABL Facility and our existing notes, or any that we may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Item 1B - Unresolved Staff Comments

None.

Item 1C - Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management processes for assessing and managing risks from cybersecurity threats include proactively identifying and detecting internal and external threats and vulnerabilities and mitigating, containing or eradicating attacks, as necessary. To ensure the highest levels of availability and integrity of critical business systems and services, we have designed a comprehensive risk reduction strategy. Our cybersecurity related risk management processes include assessing risk based on business criticality, data classification, disaster recovery rating, and security monitoring our operations (e.g., network, systems, retail stores, manufacturing plants and distribution centers) to determine where and how critical business operations could be impacted by a cyber incident. We maintain a risk repository and partner with technology and business teams to remediate risk. Our cybersecurity team conducts regular risk assessments to analyze the likelihood of compromise and magnitude of harm caused by unauthorized access, use, disclosure, disruption, modification, or destruction of the Company's systems and data. We also perform risk assessments on our third-party suppliers. We make reasonable efforts to require third-party service providers to manage vulnerabilities in their environments to prevent the risk of impact to our business operations and enterprise network. We also undertake an annual National Institute of Standards and Technology (NIST) Cybersecurity Framework assessment, conducted by a third party, to ensure our cybersecurity program is maturing in-line with industry and includes the key functions and capabilities to address key risk areas.

Collectively with our technology partners, we continuously (24/7) monitor our systems and assets to quickly respond to cybersecurity threats against our business. We conduct vulnerability scanning of our infrastructure and applications to identify risk and work with relevant stakeholders to proactively remediate risk where necessary. Additionally, we partner with multiple third-party managed security service providers ("MSSP") for enhanced monitoring of our information technology and data security environment and to perform proactive detection and investigation of malicious activity within our network. We have defined processes with our third-party MSSPs for handling and escalating identified potential malicious activity within the Company’s information technology environment. MSSPs and internal stakeholders perform response actions when a security event is identified. Additionally, we meet regularly with our MSSPs to enhance processes and to ensure service level requirements are being met.

Information security risk events are managed by following our cyber incident response plan and executed by our cybersecurity team in coordination with stakeholders (including legal counsel) who review and assess materiality based on qualitative and quantitative factors. In the case of a risk event that has a broad organizational impact, the event will be escalated to the Company’s Corporate Crisis Management Team comprised of senior leadership who will execute a tailored response plan, activate notification procedures where applicable, and guided by legal counsel, coordinate communications with appropriate business partners, and manage the incidents through closure. We conduct annual tabletop exercises to test our response processes and incident management procedures. The outcomes from these exercises are used to drive continuous improvement in how we handle cybersecurity incidents.

Governance

Our Board of Directors ("Board") is engaged in risk management and the oversight of Company-wide risks. To supplement its risk oversight function, our Board has delegated certain risk management responsibilities to the Audit and Risk Committee (the "Audit Committee") and the Technology Committee of the Board.

As part of its responsibility related to enterprise-wide risk management, the Audit Committee reviews and discusses with management cybersecurity risks, how they are being addressed and the effectiveness of risk management policies and practices to help safeguard the Company's operations, financial systems, and data in an ever-evolving threat landscape. The internal audit team, in its quarterly compliance and risk assessment update to the Audit Committee, reports on its reviews of the Company's cybersecurity risk exposures, controls and management actions.

In addition to this regular reporting, significant cybersecurity incidents, risks or threats may also be escalated on an as-needed basis to the Audit Committee.

The Technology Committee is responsible for oversight of the Company's technology risk management, including but not limited to the Company's technology related policies, technology architecture, significant emerging technology issues and trends that may affect the Company, and practices and safeguards for information technology, cybersecurity, and data security. Our Chief Information Security Officer ("CISO") presents cybersecurity related topics quarterly to the Technology Committee, including reviews of key information security risk metrics and program maturity progress, and annually updates the Board on external assessments.

At the management level, our cybersecurity organization is led by the Company's CISO, who reports to the Company's Chief Technology and Transformation Officer. The CISO is responsible for all aspects of our cybersecurity program across the Company, which includes cybersecurity engineering and architecture, cybersecurity operations, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our CISO has served in leadership roles across the retail, financial services, and national security sectors. Before joining the Company, he was Deputy CISO at Capital One Financial Corp. and Deputy Assistant Secretary of Defense for Cyber Policy. He earned a BS in Mechanical Engineering from the University of Virginia, MS in Telecommunications and Computers from George Washington University, and MBA from the Stanford Graduate School of Business. He continues to serve as a Colonel in the United States Air Force Reserve as a Senior Advisor to the Commander of USCYBERCOM.

Risks from Material Cybersecurity Threats

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the Company. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which have been mitigated by preventive, detective, and responsive measures put in place by the Company.

For a detailed discussion of the Company’s cybersecurity related risks, see "Item 1A. Risk Factors— Risks Related to Information Security, Cybersecurity, Data Privacy and Evolving Technologies."

Item 2 - Properties

As of February 24, 2024, we operated 2,269 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	135	Louisiana	16	Oregon	121
Arkansas	1	Maine	19	Pennsylvania	50
California	586	Maryland	68	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	7	Montana	40	Texas	208
Delaware	18	Nebraska	5	Utah	6
District of Columbia	12	Nevada	50	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	39
Idaho	44	New Jersey	87	Washington	215
Illinois	183	New Mexico	34	Wyoming	15
Indiana	4	New York	19

The following table summarizes our stores by size as of February 24, 2024:

Square Footage	Number of stores	Percent of total
Less than 30,000	217	9.6%
30,000 to 50,000	778	34.3%
More than 50,000	1,274	56.1%
Total stores	2,269	100.0%

We own or ground-lease approximately 39% of our operating stores and 53% of our industrial properties (distribution centers, warehouses and manufacturing plants).

Our corporate headquarters are located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California, Phoenix, Arizona and Plano, Texas. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition. See also the matters under the caption Legal Proceedings in "Part II—Item 8. Financial Statements and Supplementary Data—Note 13."

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

Environmental Matters

Our operations are subject to regulation under environmental laws, including those relating to waste management, air emissions and underground storage tanks. In addition, as an owner and operator of commercial real estate, we may be subject to liability under applicable environmental laws for clean-up of contamination at our facilities. SEC regulations require us to disclose certain environmental matters arising under federal, state, or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company's Class A common stock began trading on the NYSE on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's Class A common stock. As of April 18, 2024, there were 72 holders of record of our Class A common stock.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Class A common stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Composite Index for the period from June 26, 2020 (the date our Class A common stock commenced trading on the NYSE) through February 24, 2024. The graph assumes an investment of $100 in our Class A common stock at market close on June 26, 2020 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Class A common stock.

Comparison of Cumulative Total Return (Since Listing)
$250.00
$200.00
$150.00
$100.00
$50.00
6/26/2020
9/12/2020
2/27/2021
9/11/2021
2/26/2022
9/10/2022
2/25/2023
9/9/2023
2/24/2024
ACI
S&P 500
S&P 500 Retail Composite

	6/26/20	9/12/20	2/27/21	9/11/21	2/26/22	9/10/22	2/25/23	9/9/23	2/24/24
ACI	$100.00	$91.59	$105.93	$198.74	$198.34	$199.99	$186.27	$216.72	$198.81
S&P 500	100.00	111.03	126.66	148.17	145.72	139.81	137.55	155.83	179.15
S&P 500 Retail Composite	100.00	115.16	118.97	139.92	131.03	122.55	107.09	128.66	154.67

Issuer Purchases of Equity Securities

On October 14, 2020, the Company's board of directors authorized a share repurchase program that allows the Company to repurchase up to $300.0 million of the Company's Common Stock. As of February 24, 2024, authorization for $180.9 million of share repurchases remained under the share repurchase program. We did not repurchase any shares of our Class A common stock during fiscal 2023 and fiscal 2022.

Unregistered Sales of Equity Securities

During fiscal 2023, a holder of the Company's Convertible Preferred Stock converted the remaining 50,000 shares of Convertible Preferred Stock into 2,903,200 shares of the Company's Class A common stock. During fiscal 2022 and fiscal 2021, certain holders of Convertible Preferred Stock converted approximately 1,349,186 and 350,814 shares of Convertible Preferred Stock, respectively, into approximately 78,339,120 and 20,369,582 shares of Class A common stock, respectively. Each share of Convertible Preferred Stock was convertible at a rate of 58.064 shares of Class A common stock (with cash delivered in lieu of any fractional shares of Class A common stock) and were issued from the Company's treasury stock account. The shares of Class A common stock were issued in exchange for Convertible Preferred Stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2023 filed with the SEC on April 25, 2023, which provides comparisons of fiscal 2022 and fiscal 2021. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Special Note Regarding Forward-Looking Statements" set forth in Part I and in Item 1A. "Risk Factors."

Our last three fiscal years consisted of the 52 weeks ended February 24, 2024 ("fiscal 2023"), the 52 weeks ended February 25, 2023 ("fiscal 2022") and the 52 weeks ended February 26, 2022 ("fiscal 2021"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2023 OVERVIEW

We are one of the largest food retailers in the United States, with 2,269 stores across 34 states and the District of Columbia as of February 24, 2024. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of February 24, 2024, who serve on average 35.3 million customers each week. Additionally, as of February 24, 2024, we operated 1,725 pharmacies, 1,336 in-store branded coffee shops, 402 adjacent fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

Merger Agreement

On October 13, 2022, the Company, The Kroger Co. ("Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent. For additional information about the Merger, see Part II—Item 8. Financial Statements and Supplementary Data—Note 2".

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

Fiscal 2023 highlights

In summary, our financial and operating highlights for fiscal 2023 include:
•Identical sales increased 3.0%
•Digital sales increased 22%
•Loyalty members increased 16% to 39.8 million

•Net income of $1,296 million, or $2.23 per Class A common share
•Adjusted net income of $1,694 million, or $2.88 per Class A common share
•Adjusted EBITDA of $4,318 million
•Operating cash flows of $2,660 million
•Continued modernization of our store fleet, including completing 150 remodels and opening six new stores

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Stores, beginning of period	2,271	2,276	2,277
Acquired	—	—	3
Opened	6	5	7
Closed	(8)	(10)	(11)
Stores, end of period	2,269	2,271	2,276
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Less than 30,000	217	219	9.6%	9.6%	4.9	5.0
30,000 to 50,000	778	779	34.3%	34.3%	32.6	32.6
More than 50,000	1,274	1,273	56.1%	56.1%	75.3	75.2
Total Stores	2,269	2,271	100.0%	100.0%	112.8	112.8
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

RESULTS OF OPERATIONS

The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2023 compared to fiscal 2022.

Summary of Consolidated Statements of Operations (dollars in millions, except per share data):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
Net sales and other revenue	$79,237.7	100.0%	$77,649.7	100.0%	$71,887.0	100.0%
Cost of sales	57,192.0	72.2	55,894.1	72.0	51,164.6	71.2
Gross margin	22,045.7	27.8	21,755.6	28.0	20,722.4	28.8
Selling and administrative expenses	19,932.9	25.2	19,596.0	25.2	18,300.5	25.5
Loss (gain) on property dispositions and impairment losses, net	43.9	—	(147.5)	(0.2)	(15.0)	—
Operating income	2,068.9	2.6	2,307.1	3.0	2,436.9	3.3
Interest expense, net	492.1	0.6	404.6	0.5	481.9	0.7
Loss on debt extinguishment	—	—	—	—	3.7	—
Other income, net	(12.2)	—	(33.0)	—	(148.2)	(0.2)
Income before income taxes	1,589.0	2.0	1,935.5	2.5	2,099.5	2.8
Income tax expense	293.0	0.4	422.0	0.5	479.9	0.7
Net income	$1,296.0	1.6%	$1,513.5	2.0%	$1,619.6	2.1%

Basic net income per Class A common share	$2.25		$2.29		$2.73
Diluted net income per Class A common share	2.23		2.27		2.70

Net Sales and Other Revenue

Net sales and other revenue increased $1,588.0 million, or 2.0%, to $79,237.7 million in fiscal 2023 from $77,649.7 million in fiscal 2022. The increase in Net sales and other revenue in fiscal 2023 as compared to fiscal 2022 was primarily driven by our 3.0% increase in identical sales, with growth in pharmacy sales and increasing digital sales being the primary contributors to the identical sales increase. The increase in Net sales and other revenue was partially offset by lower fuel sales. The components of the change in Net sales and other revenue for fiscal 2023 were as follows (in millions):

Fiscal 2023
Net sales and other revenue for fiscal 2022	$77,649.7
Identical sales increase of 3.0%	2,164.6
Decrease in fuel sales	(460.9)
Decrease in sales due to store closures, net of new store openings	(1.2)
Other, net	(114.5)
Net sales and other revenue for fiscal 2023	$79,237.7

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

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Identical sales, excluding fuel	3.0%	6.9%	(0.1)%

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2023		Fiscal 2022
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$39,977.3	50.5%	$39,142.4	50.4%
Fresh (3)	25,442.7	32.1%	25,585.4	32.9%
Pharmacy	8,240.0	10.4%	6,769.3	8.7%
Fuel	4,396.7	5.5%	4,857.6	6.3%
Other (4)	1,181.0	1.5%	1,295.0	1.7%
Total	$79,237.7	100.0%	$77,649.7	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, rental income and other miscellaneous revenue.

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

Gross margin rate decreased 20 basis points to 27.8% in fiscal 2023 compared to 28.0% in fiscal 2022. Excluding the impacts of fuel and LIFO, gross margin rate decreased 64 basis points. The rate decrease was primarily driven by pharmacy operations, increases in shrink and increases in picking and delivery costs related to the continued growth in our digital sales, partially offset by our procurement and sourcing productivity initiatives. The gross margin rate decrease in fiscal 2023 related to pharmacy operations was primarily due to growth in pharmacy sales and a lower margin rate on COVID-19 vaccines. In addition, the benefits from our productivity initiatives allowed us to provide incremental targeted price investments to our customers during fiscal 2023.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses remained flat at 25.2% of Net sales and other revenue in both fiscal 2023 and fiscal 2022. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 29 basis points during fiscal 2023 compared to fiscal 2022. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales leverage of employee costs, which includes the benefit of ongoing productivity initiatives, lower legal and regulatory accruals and settlements and lower depreciation and amortization, partially offset by an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, ongoing Merger-related costs and increased store occupancy costs and additional third-party store security services. We expect a continued trend in increased digital spend as we enhance and maintain the modernization of our technology platforms.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For fiscal 2023, net loss on property dispositions and impairment losses was $43.9 million, primarily driven by the impairment and disposal of certain technology assets, partially offset by net gains from the sale of assets. For fiscal 2022, net gain on property dispositions and impairment losses was $147.5 million, primarily driven by $152.6 million of gains from the sale of real estate assets, partially offset by $5.1 million of asset impairments.

Interest Expense, Net

Interest expense, net was $492.1 million in fiscal 2023 compared to $404.6 million in fiscal 2022. The increase in Interest expense, net was primarily due to lower interest income, as well as higher average outstanding borrowings and higher average interest rates. The weighted average interest rate was 5.6% and 5.3% during fiscal 2023 and fiscal 2022, respectively, excluding amortization of debt discounts and deferred financing costs.
Other Income, Net

For fiscal 2023, Other income, net was $12.2 million primarily driven by non-service cost components of net pension and post-retirement income, realized gains from non-operating investments and income related to our equity interest and gain on sale of El Rancho during fiscal 2023, partially offset by realized and unrealized losses from non-operating investments. For fiscal 2022, Other income, net was $33.0 million primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity investment, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $293.0 million, representing a 18.4% effective tax rate, in fiscal 2023, and $422.0 million, representing a 21.8% effective tax rate, in fiscal 2022. The favorability in the effective income tax rate during fiscal 2023 compared to fiscal 2022 was driven by incremental benefits in the reduction of reserves for uncertain tax positions primarily due to the expiration of a foreign statute during fiscal 2023, and additional federal tax credits.

Net Income and Adjusted Net Income

Net income was $1,296.0 million or $2.23 per diluted share during fiscal 2023 compared to $1,513.5 million or $2.27 per diluted share during fiscal 2022. Adjusted net income was $1,693.7 million, or $2.88 per share, during fiscal 2023 compared to $1,965.1 million, or $3.37 per share, during fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA was $4,317.7 million, or 5.4% of Net sales and other revenue, during fiscal 2023 compared to $4,677.0 million, or 6.0% of Net sales and other revenue, during fiscal 2022.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Numerator:

Net income	$1,296.0	$1,513.5	$1,619.6
Adjustments:
Gain on interest rate swaps and energy hedges, net (d)	(3.2)	(8.4)	(22.8)
Business transformation (1)(b)	45.1	78.3	56.6
Equity-based compensation expense (b)	104.5	138.3	101.2
Loss (gain) on property dispositions and impairment losses, net	43.9	(147.5)	(15.0)
LIFO expense (a)	52.0	268.0	115.2
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	—	10.8	57.9
Merger-related costs (3)(b)	180.6	56.5	—
Certain legal and regulatory accruals and settlements, net (b)	(6.7)	100.7	(31.0)
Amortization of debt discount and deferred financing costs (c)	15.5	16.8	23.2
Loss on debt extinguishment	—	—	3.7
Amortization of intangible assets resulting from acquisitions (b)	48.6	50.9	48.5
Combined Plan (4)(b)	—	(19.0)	(106.3)
Miscellaneous adjustments (5)(f)	41.4	52.1	(23.8)
Tax impact of adjustments to Adjusted net income	(124.0)	(145.9)	(46.0)
Adjusted net income	$1,693.7	$1,965.1	$1,781.0

Denominator:

Weighted average Class A common shares outstanding - diluted	581.1	534.0	475.3
Adjustments:
Convertible Preferred Stock (6)	0.3	42.7	97.7
Restricted stock units and awards (7)	6.4	5.9	7.4
Adjusted weighted average Class A common shares outstanding – diluted	587.8	582.6	580.4

Adjusted net income per Class A common share - diluted	$2.88	$3.37	$3.07

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net income per Class A common share - diluted	$2.23	$2.27	$2.70
Convertible Preferred Stock (6)	—	0.36	0.13
Non-GAAP adjustments (8)	0.68	0.78	0.28
Restricted stock units and awards (7)	(0.03)	(0.04)	(0.04)
Adjusted net income per Class A common share - diluted	$2.88	$3.37	$3.07

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Adjusted net income (9)	$1,693.7	$1,965.1	$1,781.0
Tax impact of adjustments to Adjusted net income	124.0	145.9	46.0
Income tax expense	293.0	422.0	479.9
Amortization of debt discount and deferred financing costs (c)	(15.5)	(16.8)	(23.2)
Interest expense, net	492.1	404.6	481.9
Amortization of intangible assets resulting from acquisitions (b)	(48.6)	(50.9)	(48.5)
Depreciation and amortization (e)	1,779.0	1,807.1	1,681.3
Adjusted EBITDA	$4,317.7	$4,677.0	$4,398.4
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
(4) Related to the Combined Plan during the second quarter of fiscal 2022 and fourth quarter of fiscal 2021. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11" for more information.
(5) Miscellaneous adjustments include the following (see table below):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Non-cash lease-related adjustments	$4.2	$5.6	$9.7
Lease and lease-related costs for surplus and closed stores	19.4	22.7	27.5
Net realized and unrealized loss (gain) on non-operating investments	8.6	25.2	(57.8)
Other (i)	9.2	(1.4)	(3.2)
Total miscellaneous adjustments	$41.4	$52.1	$(23.8)
(i) Primarily includes adjustments for unconsolidated equity investments, certain contract terminations and other costs not considered in our core performance.
(6) Represents the conversion of Convertible Preferred Stock to the fully outstanding as-converted Class A common shares as of the end of each respective period, for periods in which the Convertible Preferred Stock is antidilutive under GAAP. Fiscal 2022 reflects the impact of the Special Dividend (as defined below) that is attributable to the holders of Convertible Preferred Stock on an as-converted basis.
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
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses

(c) Interest expense, net
(d) Gain on interest rate swaps and energy hedges, net:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cost of sales	$(2.2)	$(4.8)	$(15.9)
Selling and administrative expenses	(1.0)	4.8	(3.6)
Other income, net	—	(8.4)	(3.3)
Total Gain on interest rate swaps and energy hedges, net	$(3.2)	$(8.4)	$(22.8)

(e) Depreciation and amortization:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cost of sales	$169.0	$162.7	$164.7
Selling and administrative expenses	1,610.0	1,644.4	1,516.6
Total Depreciation and amortization	$1,779.0	$1,807.1	$1,681.3

(f) Miscellaneous adjustments:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Selling and administrative expenses	$34.7	$28.9	$32.7
Other income, net	6.7	23.2	(56.5)
Total Miscellaneous adjustments	$41.4	$52.1	$(23.8)

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	February 24, 2024	February 25, 2023	February 26, 2022
Cash and cash equivalents and restricted cash at end of period	$193.2	$463.8	$2,952.6
Cash flows provided by operating activities	2,659.5	2,853.9	3,513.4
Cash flows used in investing activities	(1,746.7)	(1,977.3)	(1,538.9)
Cash flows used in financing activities	(1,183.4)	(3,365.4)	(789.5)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2,659.5 million during fiscal 2023 compared to $2,853.9 million during fiscal 2022. The decrease in cash flow from operating activities during fiscal 2023 compared to fiscal 2022 was due to a decrease in Adjusted EBITDA and more cash paid for income taxes, ongoing Merger-related costs, legal settlements and interest. The decrease was partially offset by changes in working capital primarily related to inventory and accounts payable, including the final payment in fiscal 2022 related to the CARES Act deferral of the employer-paid portion of social security taxes.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2023 was $1,746.7 million primarily due to payments for property, equipment and intangibles of $2,036.6 million, partially offset by proceeds from the sale of assets of

$217.6 million, which includes $166.1 million related to the sale of our equity interest in El Rancho during fiscal 2023. Payments for property, equipment and intangibles included the completion of 150 remodels, the opening of six new stores and continued investment in our digital and technology platforms.

Net cash used in investing activities during fiscal 2022 was $1,977.3 million primarily due to payments for property, equipment and intangibles of $2,156.7 million, partially offset by proceeds primarily from the sale of real estate assets of $195.2 million. Payments for property, equipment and intangibles included continued investments in our digital and technology platforms, the completion of 173 remodels, and the opening of five new stores.

In fiscal 2024, we expect capital expenditures to be in the range of $2.0 billion to $2.1 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $1,183.4 million in fiscal 2023 primarily consisting of the $950.0 million partial repayment of the asset-based loan facility (as amended, the "ABL Facility") and dividends paid on our Class A common stock, partially offset by $150.0 million of proceeds from the issuance of debt under the ABL Facility.

Net cash used in financing activities was $3,365.4 million in fiscal 2022 primarily consisting of dividends paid on our Class A common stock and Convertible Preferred Stock, including the $3,916.9 million payment of the special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend") during the fourth quarter of fiscal 2022, partially offset by the $1,400.0 million borrowing and $400.0 million subsequent partial repayment of the ABL Facility in respect of the Special Dividend. Proceeds from the issuance of long-term debt and payments on long-term debt also included a $750 million issuance and subsequent $750 million redemption of senior unsecured notes.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6 and Note 8" for additional information.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, decreased $841.5 million to $8,068.6 million as of the end of fiscal 2023 compared to $8,910.1 million as of the end of fiscal 2022.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 24, 2024
Senior Unsecured Notes, New Albertson's L.P. Notes and Safeway Inc. Notes	$7,361.9
ABL Facility	200.0
Finance lease obligations	460.4
Other financing obligations and mortgage notes payable	46.3
Total debt, including finance leases	$8,068.6
During fiscal 2023, we repaid $800.0 million, net, of the ABL Facility. As of February 24, 2024, we had $200.0 million of borrowings that remained outstanding under the ABL Facility and total availability of $3,751.7 million (net of letter of credit usage).
During fiscal 2023 and fiscal 2022, there were no financial maintenance covenants in effect under the ABL Facility because the conditions had not been met.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $276.2 million ($0.48 per common share), $255.1 million ($0.48 per common share) and $207.4 million ($0.44 per common share) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. On April 11, 2024, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2024 to stockholders of record as of the close of business on April 26, 2024.

During the first quarter of fiscal 2023, the conversion of the remaining Convertible Preferred Stock was completed. The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participated in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. Cash dividends paid to holders of the Convertible Preferred Stock were $0.8 million, $65.3 million and $114.6 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

On October 13, 2022, we declared the Special Dividend, payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022. On January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Liquidity and Factors Affecting Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5,100 million to $5,300 million. This includes $200.0 million related to outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for incremental working capital, incremental Merger-related costs, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

The table below presents our material cash requirements as of February 24, 2024 (in millions):

	Payments Due Per Fiscal Year (1)
	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt (2)	$7,684.2	$217.0	$2,774.2	$1,700.6	$2,992.4
Estimated interest on long-term debt (3)	1,700.6	403.0	741.3	399.1	157.2
Operating leases (4)	8,727.4	974.3	1,932.9	1,598.3	4,221.9
Finance leases (4)	666.2	94.7	166.7	120.5	284.3
Other obligations (5)	1,774.9	390.9	491.6	222.7	669.7
Purchase obligations (6)	493.0	285.2	180.6	14.1	13.1
Total contractual obligations	$21,046.3	$2,365.1	$6,287.3	$4,055.3	$8,338.6
(1) The cash requirements table excludes funding of pension and other postretirement benefit obligations, which totaled $18.3 million in fiscal 2023 and is expected to total approximately $85 million in fiscal 2024. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $545.5 million in fiscal 2023 and is expected to total approximately $560 million in fiscal 2024.

(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate or the variable interest rate in effect as of February 24, 2024. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, as well as payment obligations related to the Combined Plan. The table excludes the unfunded pension and postretirement benefit obligation of $259.8 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 24, 2024, future purchase obligations primarily relate to fixed asset, marketing and information technology commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

Multiemployer Pension Plans

We currently contribute to 27 multiemployer plans which provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose and the respective plan trustees are responsible for determining the level of benefits to be provided to participants, the management of the plan assets and plan administration. We continue to monitor any potential exposure to underfunded multiemployer plans for our associates who are beneficiaries of these plans. The underfunding of any of these plans to which we contribute are not our liability and though we are not obligated nor the guarantor for any of the underfunding, we have estimated, based on the ratio of our contributions to the total of all contributions to these plans, our allocable share of the underfunding (the amount by which the actuarial determined plan liabilities exceed the value of the plan assets) of these multiemployer plans to which we contribute to be approximately $4.5 billion.

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

Of the 27 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and potentially eligible for some level of relief under the special financial assistance program through the ARP Act. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provides direction on the application requirements, identifies which plans will have priority, eligibility requirements, the determination of the amount of financial assistance to be provided and establishes conditions and restrictions that apply to plans that receive assistance. During the second quarter of fiscal 2022, the PBGC issued the final rule with respect to the special financial assistance program which allowed for both additional funding and the investment of one third of the special financial assistance funds into return-seeking investments. Though the amount of financial assistance that each of these 16 plans could receive will vary by plan, we currently estimate that these 16 plans represent over 90% of the $4.5 billion estimated underfunding. Under the PBGC guidance, these multiemployer plans can apply for assistance based on a priority designation set by the PBGC starting in March 2023 through December 2025. We expect the special financial assistance program under these regulations to provide the funding for these plans to remain solvent for at least the next 25 to 30 years and continue to provide benefits to our associates who are beneficiaries of these multiemployer plans.

We will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $545.5 million, $546.5 million and $523.7 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and we expect to contribute approximately $560 million in fiscal 2024. Refer to "Part I—Item 1A. Risk Factors" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 11" for additional information.

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

Letters of Credit

We had letters of credit of $48.3 million outstanding as of February 24, 2024. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

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

Contingencies

We are involved in a number of legal proceedings and certain regulatory matters. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an estimated liability could materially change. If a loss or change in the estimated liability has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the nature of the uncertainty and estimate of possible loss or range of loss to the extent such estimate can be made. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and whether a reasonable estimate of the loss can be made. The assessment of the outcome of litigation can be very difficult to predict as it is subject to legal processes that are highly complex, subject to many factors, including those that are not within our control, and highly dependent on individual facts and circumstances. While management currently believes that the estimated liabilities currently recorded are reasonable, it remains possible that differences in actual outcomes or changes in management's evaluation or predictions could arise that could be material to our financial condition, results of operations or cash flows. In addition, although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Part II—Item 8. Financial Statements and Supplementary Data—Note 13" and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated settlement in these matters could be material to our financial condition, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and energy prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. Our market risk exposures related to interest rates and energy prices are discussed below.

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. From time to time, we manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. The interest rate swaps are not designated as cash flow hedges, and as a result, changes in the fair value of these instruments are recognized in earnings. Our exposure to changes in Term SOFR primarily relates to our ABL Facility which had a $200.0 million outstanding balance as of February 24, 2024. All of our interest rate swaps expired in March 2023. Therefore, we estimate that a 100 basis point increase on our variable interest rates would increase our interest expense by approximately $2 million per year.

The table below provides information about debt instruments that are sensitive to changes in interest rates, and presents principal amounts due and related weighted average interest rates by expected maturity dates (dollars in millions):

	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$17.0	$14.1	$2,760.1	$1,656.6	$44.0	$2,992.4	$7,484.2	$7,257.2
Weighted average interest rate (1)	4.61%	1.50%	4.94%	6.29%	6.60%	4.87%	5.21%
Variable Rate - Principal payments	$200.0	$—	$—	$—	$—	$—	$200.0	$200.0
Weighted average interest rate (1)	6.67%	0%	0%	0%	0%	0%	6.67%
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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 24, 2024 and February 25, 2023, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for each of the 52 weeks ended February 24, 2024, February 25, 2023, and February 26, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 24, 2024 and February 25 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 24, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 24, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is primarily self‑insured for workers' compensation, property, automobile, and general liability. The self‑insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop‑loss amounts that limit the Company's further exposure after a claim reaches the designated stop-loss threshold. The projected settlement values are estimated based on the Company's historical claim experience, supplemented with industry experience, as necessary and are established using actuarial methods followed in the insurance industry.

We identified the Company's self‑insurance liabilities for general liability and workers' compensation as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management, and changes in actuarial assumptions could have a significant impact on management's estimate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self‑insurance liabilities were appropriately recorded as of February 24, 2024.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's self‑insurance liabilities for general liability and workers' compensation included the following, among others:

•We tested the effectiveness of controls related to these self‑insurance liabilities, including management's controls over the projection of settlement value of reported and unreported claims, management's controls over the review of the actuarial report and evaluation of the external actuarial expert's qualifications, competency, and objectivity and evaluation of the underlying data sent to the external actuary.
•We evaluated the methods and assumptions used by management to estimate these self‑insurance liabilities by:
–Reading the Company's insurance policies and comparing the coverage and terms to the assumptions used by management.
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
–With the assistance of our actuarial specialists, we:
◦Compared management's prior‑year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of these self‑insurance liabilities.
◦Developed an independent estimated range of actuarial liabilities for these self-insurance liabilities and compared our estimates to management's estimates.
◦Evaluated the qualifications of the Company's external actuary by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 22, 2024

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 24, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 24, 2024, of the Company and our report dated April 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boise, Idaho
April 22, 2024

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 24, 2024	February 25, 2023
ASSETS
Current assets
Cash and cash equivalents	$188.7	$455.8
Receivables, net	724.4	687.6
Inventories, net	4,945.2	4,782.0
Prepaid assets	370.3	302.7
Other current assets	58.9	42.3
Total current assets	6,287.5	6,270.4

Property and equipment, net	9,570.3	9,358.7
Operating lease right-of-use assets	5,981.6	5,879.1
Intangible assets, net	2,434.5	2,465.4
Goodwill	1,201.0	1,201.0
Other assets	746.2	993.6
TOTAL ASSETS	$26,221.1	$26,168.2

LIABILITIES
Current liabilities
Accounts payable	$4,218.2	$4,173.1
Accrued salaries and wages	1,302.6	1,317.4
Current maturities of long-term debt and finance lease obligations	285.2	1,075.7
Current operating lease obligations	677.6	664.8
Current portion of self-insurance liability	367.7	355.5
Taxes other than income taxes	325.4	382.3
Other current liabilities	281.0	460.0
Total current liabilities	7,457.7	8,428.8

Long-term debt and finance lease obligations	7,783.4	7,834.4
Long-term operating lease obligations	5,493.2	5,386.2
Deferred income taxes	807.6	854.0
Long-term self-insurance liability	899.9	878.6
Other long-term liabilities	1,031.8	1,129.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of February 24, 2024, and 50,000 shares issued and outstanding as of February 25, 2023	—	45.7
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of February 24, 2024 and February 25, 2023	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 24, 2024 and February 25, 2023	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 594,445,268 and 590,968,600 shares issued as of February 24, 2024 and February 25, 2023, respectively	5.9	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 24, 2024 and February 25, 2023	—	—
Additional paid-in capital	2,129.6	2,072.7
Treasury stock, at cost, 18,397,745 and 21,300,945 shares held as of February 24, 2024 and February 25, 2023, respectively	(304.2)	(352.2)
Accumulated other comprehensive income	88.0	69.3
Retained earnings (accumulated deficit)	828.2	(185.0)
Total stockholders' equity	2,747.5	1,610.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,221.1	$26,168.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
9.9

	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022
Net sales and other revenue	$79,237.7	$77,649.7	$71,887.0
Cost of sales	57,192.0	55,894.1	51,164.6
Gross margin	22,045.7	21,755.6	20,722.4

Selling and administrative expenses	19,932.9	19,596.0	18,300.5
Loss (gain) on property dispositions and impairment losses, net	43.9	(147.5)	(15.0)
Operating income	2,068.9	2,307.1	2,436.9

Interest expense, net	492.1	404.6	481.9
Loss on debt extinguishment	—	—	3.7
Other income, net	(12.2)	(33.0)	(148.2)
Income before income taxes	1,589.0	1,935.5	2,099.5

Income tax expense	293.0	422.0	479.9
Net income	$1,296.0	$1,513.5	$1,619.6

Other comprehensive income (loss), net of tax:
Recognition of pension gain	15.8	4.6	5.8
Other	2.9	(4.3)	(0.3)
Other comprehensive income	$18.7	$0.3	$5.5

Comprehensive income	$1,314.7	$1,513.8	$1,625.1

Net income per Class A common share:
Basic net income per Class A common share	$2.25	$2.29	$2.73
Diluted net income per Class A common share	2.23	2.27	2.70
Weighted average Class A common shares outstanding:
Basic	575.4	529.0	469.6
Diluted	581.1	534.0	475.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022
Cash flows from operating activities:
Net income	$1,296.0	$1,513.5	$1,619.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	43.9	(147.5)	(15.0)
Depreciation and amortization	1,779.0	1,807.1	1,681.3
Operating lease right-of-use assets amortization	665.2	652.7	623.9
LIFO expense	52.0	268.0	115.2
Deferred income tax	(112.6)	12.9	219.0
Pension and post-retirement benefits income	(2.9)	(21.7)	(54.7)
Contributions to pension and post-retirement benefit plans	(18.3)	(27.3)	(29.8)
Gain on interest rate swaps and energy hedges, net	(3.2)	(8.4)	(22.8)
Deferred financing costs	15.6	16.9	23.4
Loss on debt extinguishment	—	—	3.7
Equity-based compensation expense	104.5	138.3	101.2
Other operating activities	4.6	1.8	(77.0)
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	(36.3)	(127.1)	(22.4)
Inventories, net	(215.3)	(549.1)	(313.8)
Accounts payable, accrued salaries and wages and other accrued liabilities	100.5	(164.2)	679.5
Operating lease liabilities	(654.1)	(637.7)	(604.6)
Pension withdrawal liabilities	(88.7)	(103.4)	(131.0)
Self-insurance assets and liabilities	30.6	56.2	18.6
Other operating assets and liabilities	(301.0)	172.9	(300.9)
Net cash provided by operating activities	2,659.5	2,853.9	3,513.4

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(2,031.3)	(2,153.9)	(1,606.5)
Proceeds from sale of assets	217.6	195.2	51.9
Business acquisitions, net of cash acquired	—	—	(25.4)
Other investing activities	67.0	(18.6)	41.1
Net cash used in investing activities	(1,746.7)	(1,977.3)	(1,538.9)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023	52 weeks ended February 26, 2022
Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	$150.0	$2,150.0	$—
Payments on long-term borrowings, including ABL facility	(950.8)	(1,150.8)	(330.9)
Payments of obligations under finance leases	(69.3)	(71.6)	(78.0)
Special dividend paid	—	(3,916.9)	—
Dividends paid on common stock	(276.2)	(255.1)	(207.4)
Dividends paid on convertible preferred stock	(0.8)	(65.3)	(114.6)
Employee tax withholding on vesting of restricted stock units	(38.8)	(44.0)	(29.4)
Other financing activities	2.5	(11.7)	(29.2)
Net cash used in financing activities	(1,183.4)	(3,365.4)	(789.5)

Net (decrease) increase in cash and cash equivalents and restricted cash	(270.6)	(2,488.8)	1,185.0
Cash and cash equivalents and restricted cash at beginning of period	463.8	2,952.6	1,767.6
Cash and cash equivalents and restricted cash at end of period	$193.2	$463.8	$2,952.6

Reconciliation of capital investments:
Payments for property, equipment and intangibles, including payments for lease buyouts	$(2,031.3)	$(2,153.9)	$(1,606.5)
Lease buyouts	(5.3)	(2.8)	11.7
Total payments for capital investments, excluding lease buyouts	$(2,036.6)	$(2,156.7)	$(1,594.8)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$21.6	$23.3	$81.0
Purchases of property and equipment included in accounts payable	246.8	333.5	499.7
Interest and income taxes paid:
Interest paid, net of amount capitalized	484.2	395.3	480.3
Income taxes paid	405.4	220.9	240.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 27, 2021	585,574,666	$5.9	$1,898.9	120,009,647	$(1,907.0)	$63.5	$1,263.0	$1,324.3
Equity-based compensation	—	—	101.2	—	—	—	—	101.2
Shares issued and employee tax withholding on vesting of restricted stock units	2,329,617	—	(29.4)	—	—	—	—	(29.4)
Convertible preferred stock conversions	—	—	61.0	(20,369,582)	259.6	—	—	320.6
Cash dividends declared on common stock ($0.44 per common share)	—	—	—	—	—	—	(207.4)	(207.4)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(109.4)	(109.4)
Net income	—	—	—	—	—	—	1,619.6	1,619.6
Other comprehensive income, net of tax	—	—	—	—	—	5.5	—	5.5
Other activity	—	—	0.5	—	—	—	(0.9)	(0.4)
Balance as of February 26, 2022	587,904,283	5.9	2,032.2	99,640,065	(1,647.4)	69.0	2,564.9	3,024.6
Equity-based compensation	—	—	112.4	—	—	—	—	112.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,064,317	—	(44.0)	—	—	—	—	(44.0)
Convertible preferred stock conversions	—	—	(61.0)	(78,339,120)	1,295.2	—	(1.4)	1,232.8
Special dividend declared ($6.85 per share)	—	—	31.3	—	—	—	(3,952.6)	(3,921.3)
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(255.1)	(255.1)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(51.0)	(51.0)
Net income	—	—	—	—	—	—	1,513.5	1,513.5
Other comprehensive income, net of tax	—	—	—	—	—	0.3	—	0.3
Other activity	—	—	1.8	—	—	—	(3.3)	(1.5)
Balance as of February 25, 2023	590,968,600	5.9	2,072.7	21,300,945	(352.2)	69.3	(185.0)	1,610.7
Equity-based compensation	—	—	91.5	—	—	—	—	91.5
Shares issued and employee tax withholding on vesting of restricted stock units	3,476,668	—	(38.8)	—	—	—	—	(38.8)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(276.2)	(276.2)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	1,296.0	1,296.0
Other comprehensive income, net of tax	—	—	—	—	—	18.7	—	18.7
Other activity	—	—	4.2	—	—	—	(4.0)	0.2
Balance as of February 24, 2024	594,445,268	$5.9	$2,129.6	18,397,745	$(304.2)	$88.0	$828.2	$2,747.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 24, 2024, operated 2,269 retail stores together with 402 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States under more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $558.9 million and $576.9 million as of February 24, 2024 and February 25, 2023, respectively. The Company has cash and cash equivalents that are in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and it does not anticipate incurring any losses, the Company cannot be assured that it will not experience losses on its cash and cash equivalents.

Restricted cash: Restricted cash is included in Other current assets and Other assets within the Consolidated Balance Sheets and primarily relates to surety bonds and funds held in escrow. The Company had $4.5 million and $8.0 million of restricted cash as of February 24, 2024 and February 25, 2023, respectively.

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

As of February 24, 2024, and February 25, 2023, approximately 85.5% and 85.1%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or the cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $637.4 million and $585.4 million as of February 24, 2024 and February 25, 2023, respectively. During fiscal 2023, fiscal 2022 and fiscal 2021, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2023, fiscal 2022 and fiscal 2021 purchases. As a result, cost of sales decreased by $19.0 million, $0.5 million and $11.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Cost for the remaining inventories, which consists primarily of certain perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

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

Impairment of long-lived assets: The Company regularly reviews the operating performance of our individual stores and other long-lived assets, together with current market conditions, for indicators of impairment. When events or changes in circumstances indicate that the carrying value of the individual store's assets or other long-lived assets may not be recoverable, their future undiscounted cash flows are compared to the carrying value. If the carrying value of the asset is greater than the estimated undiscounted future cash flows, the carrying value of the asset is compared to the asset's estimated fair value and an impairment loss is recognized when the asset's carrying value exceeds its estimated fair value. For assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are based on discounted cash flows or current market rates. These estimates of fair value can be significantly impacted by factors such as changes in the current economic environment and real estate market conditions. Long-lived asset impairments are recorded as a component of Loss (gain) on property dispositions and impairment losses, net.

Intangible assets, net: Intangible assets with finite lives consist primarily of trade names, customer prescription files and internally developed software. Intangible assets with finite lives are amortized on a straight-line basis over an estimated economic life ranging from three to 40 years. The Company reviews finite-lived intangible assets for impairment in accordance with its policy for long-lived assets. Intangible assets with indefinite useful lives, which are not amortized, consist of restricted covenants and liquor licenses. The Company reviews intangible assets with indefinite useful lives and tests for impairment annually on the first day of the fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The review consists of comparing the estimated fair value of the cash flows generated by the asset to the carrying value of the asset.

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 24, 2024 and February 25, 2023, the Company had capitalized implementation costs of $275.9 million and $272.3 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for the implementation costs was $80.5 million, $64.9 million and $38.3 million for fiscal 2023, fiscal 2022 and fiscal 2021 respectively, and is included within Selling and administrative expenses. In fiscal 2023, there was $23.4 million of impairment and disposal losses related to capitalized implementation costs, recorded as a component of Loss (gain) on property dispositions and impairment losses, net. In fiscal 2022 and fiscal 2021, there were no impairment and disposal losses related to capitalized implementation costs.

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in fiscal 2023, the Company determined that there was no goodwill impairment.

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

The fair value of assets acquired and liabilities assumed are determined using market, income and cost approaches from the perspective of a market participant. The fair value measurements can be based on significant inputs that are not readily observable in the market. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, is used for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, adjusted for obsolescence, whether physical, functional or economic.

Equity method investments: Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. As of February 24, 2024 and February 25, 2023, the Company has equity method investments of $78.2 million and $250.1 million, respectively, included in Other assets. Equity in earnings from unconsolidated affiliates is included in Other income, net, including losses of $8.7 million in fiscal 2023, and gains of $11.8 million and $63.5 million in fiscal 2022 and fiscal 2021, respectively.

The Company's equity method investments included an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. During fiscal 2023, El Rancho exercised its contractual option to repurchase the Company's 45% ownership interest in El Rancho and the Company received proceeds of $166.1 million. As a result, the Company realized a gain of $10.5 million during fiscal 2023, included in Other income, net.

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other income, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other income, net. As of February 24, 2024 and February 25, 2023, the Company has other investments of $39.4 million and $116.9 million, respectively, included in Other assets. Net realized and unrealized losses were $1.3 million and $11.5 million for fiscal 2023 and fiscal 2022, respectively. Net realized and unrealized gains were $15.5 million for fiscal 2021.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 24, 2024 and February 25, 2023, the cash surrender values of the policies were $136.2 million and $135.6 million, and the balances of the policy loans were $82.3 million and $82.9 million, respectively. The net balance of the COLI policies is included in Other assets.

Derivatives: The Company has entered into several pay fixed, receive variable interest rate swap contracts ("Swaps") to manage its exposure to changes in interest rates. Swaps are recognized in the Consolidated Balance Sheets at fair value. The Swaps are not designated as cash flow hedges, and as a result, all changes in fair value are recorded in current period earnings, rather than through other comprehensive income (loss). All of the Company's Swaps expired in March 2023.

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

The Company has reinsurance receivables of $21.2 million and $21.7 million recorded within Receivables, net and $53.5 million and $50.1 million recorded within Other assets as of February 24, 2024 and February 25, 2023, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 24, 2024	February 25, 2023
Beginning balance	$1,234.1	$1,171.1
Expense, net of actuarial adjustments	373.0	373.3
Claim payments	(339.5)	(310.3)
Ending balance	1,267.6	1,234.1
Less current portion	(367.7)	(355.5)
Long-term portion	$899.9	$878.6

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

Equity-based compensation: The Company recognizes equity-based compensation expense for restricted stock units ("Restricted Stock Units" or "RSUs") and restricted common stock of the Company ("RSAs") granted to employees and non-employee directors. Actual forfeitures are recognized as they occur. Equity-based compensation expense is based on the fair value on the grant date and is recognized over the requisite service period of the award, generally between one and three years from the date of the award. The fair value of the RSUs and RSAs with a service condition or performance-based condition is generally determined using the fair market value of the Company's Class A common stock on the grant date.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $376.1 million and $313.5 million as of February 24, 2024 and February 25, 2023, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2023 and fiscal 2022.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $111.4 million and $115.0 million as of February 24, 2024 and February 25, 2023, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$39,977.3	50.5%	$39,142.4	50.4%	$36,486.7	50.8%
Fresh (3)	25,442.7	32.1%	25,585.4	32.9%	24,636.8	34.3%
Pharmacy	8,240.0	10.4%	6,769.3	8.7%	5,823.3	8.1%
Fuel	4,396.7	5.5%	4,857.6	6.3%	3,747.5	5.2%
Other (4)	1,181.0	1.5%	1,295.0	1.7%	1,192.7	1.6%
Total	$79,237.7	100.0%	$77,649.7	100.0%	$71,887.0	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, rental income and other miscellaneous revenue.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related delivery and handling costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $66.6 million and $55.7 million as of February 24, 2024 and February 25, 2023, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $535.7 million, $498.2 million and $440.5 million, net of cooperative advertising allowances of $67.0 million, $63.9 million and $72.9 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

NOTE 2 - MERGERS AND ACQUISITIONS

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

At the Effective Time, each outstanding equity award denominated in shares of Class A common stock will be converted into a corresponding award with respect to shares of Parent common stock (the "Converted Awards"). The Converted Awards will remain outstanding and subject to the same terms and conditions (including vesting and forfeiture terms) as were applied to the corresponding Company equity award immediately prior to the Effective Time; provided that any Company equity award with a performance-based vesting condition will have such vesting condition deemed satisfied at (i) the greater of target performance and actual performance (for such awards subject to an open performance period at the Effective Time) and (ii) target performance (for such awards subject to a performance period that begins after the Effective Time). For purposes of the conversion described above, the number of shares of Parent common stock subject to a Converted Award will be based upon the number of shares of Class A common stock subject to such Company equity award immediately prior to the Effective Time multiplied by an exchange ratio equal to (i) $34.10 less the Special Dividend (as defined below in Note 8 - Stockholders' Equity and Convertible Preferred Stock), divided by (ii) the average closing price of shares of Parent common stock for five trading days preceding the Closing.

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

On September 8, 2023, the Company and Kroger announced that the parties had entered into a definitive agreement, dated September 8, 2023, with C&S for the sale of select stores, banners, distribution centers, offices and private label brands to C&S (collectively, the "Divestiture Assets"). The Divestiture Assets will be divested by Kroger following the Closing. The definitive agreement has customary representations and warranties and covenants of a transaction of its type. The divestiture to C&S is subject to fulfillment of customary closing conditions, including clearance by the United States Federal Trade Commission ("FTC") and the completion of the proposed Merger.

In accordance with the Merger Agreement, the Company has extended, and may continue to extend the original outside date of January 13, 2024 from time to time in 30-day increments for up to 270 days in the aggregate ending on October 9, 2024 (the "Outside Date"). The Parent will be obligated to pay a termination fee of $600 million to the Company if the Merger Agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied.

On February 26, 2024, the FTC instituted an administrative proceeding to prohibit the Merger. On the same day, the FTC (joined by nine states) filed suit in the United States District Court for the District of Oregon, requesting a preliminary injunction to enjoin the Merger (the "Federal Action"). On January 15, 2024 and February 14, 2024, the attorneys general of States of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the Merger. In the Federal Action, the Company and Parent have stipulated to a temporary restraining order that prevents the Merger from closing until 11:59 PM Eastern Time on the fifth business day after the court rules on the FTC's motion for a preliminary injunction or until after the date set by the court, whichever is later. The FTC administrative proceeding is currently scheduled to begin on July 31, 2024, while a preliminary injunction hearing in the Federal Action is set to begin on August 26, 2024. A trial on the State of Washington's request for a permanent injunction is scheduled to begin on September 16, 2024. In conjunction with the State of Washington's suit, the Company and Parent have committed that they will not close the Merger until five days after that court rules (so long as that ruling occurs by a certain date). In the Colorado case, the court has scheduled a preliminary injunction hearing to begin on August 12, 2024 and a permanent injunction hearing to begin on September 30, 2024. In addition to these regulatory actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the Merger. That case is stayed pending resolution of the FTC's motion for a preliminary injunction.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 24, 2024	February 25, 2023
Land	$2,118.9	$2,114.6
Buildings	5,537.7	5,366.0
Property under construction	692.4	849.2
Leasehold improvements	2,699.0	2,353.7
Fixtures and equipment	8,792.1	8,056.5
Property and equipment under finance leases	679.3	708.3
Total property and equipment	20,519.4	19,448.3

Accumulated depreciation and amortization	(10,949.1)	(10,089.6)
Total property and equipment, net	$9,570.3	$9,358.7

Depreciation expense was $1,334.1 million, $1,433.1 million and $1,392.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Amortization expense related to finance lease assets was $51.7 million, $55.5 million and $63.8 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Fixed asset impairment losses of $0.9 million, $5.1 million and $2.6 million were recorded as a component of Loss (gain) on property dispositions and impairment losses, net in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in millions):

		February 24, 2024			February 25, 2023
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,935.8	$(459.1)	$1,476.7	$1,935.8	$(410.5)	$1,525.3
Customer prescription files	5	1,430.9	(1,389.1)	41.8	1,405.3	(1,381.6)	23.7
Internally developed software	3 to 5	1,769.5	(944.3)	825.2	1,570.1	(747.4)	822.7
Other intangible assets (1)	3 to 6	66.1	(61.5)	4.6	65.5	(58.0)	7.5
Total finite-lived intangible assets		5,202.3	(2,854.0)	2,348.3	4,976.7	(2,597.5)	2,379.2
Liquor licenses and restricted covenants	Indefinite	86.2	—	86.2	86.2	—	86.2
Total intangible assets, net		$5,288.5	$(2,854.0)	$2,434.5	$5,062.9	$(2,597.5)	$2,465.4
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $312.7 million, $253.6 million and $187.2 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2024	$341.7
2025	304.3
2026	228.2
2027	124.8
2028	59.0
Thereafter	1,290.3
Total	$2,348.3

In fiscal 2023 and fiscal 2021, there were $39.9 million and $12.3 million, respectively, of intangible asset impairment and disposal losses related to internally developed software recorded as a component of Loss (gain) on property dispositions and impairment losses, net. There were no intangible asset impairment and disposal losses in fiscal 2022.

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

The following table presents certain assets which are measured at fair value on a recurring basis as of February 24, 2024 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$23.3	$5.3	$18.0	$—
Non-current investments (2)	107.3	6.4	100.9	—
Derivative contracts (3)	1.5	—	1.5	—
Total	$132.1	$11.7	$120.4	$—

Liabilities:
Derivative contracts (3)	$0.8	$—	$0.8	$—
Total	$0.8	$—	$0.8	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets or Other current liabilities.

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 24, 2024, the fair value of total debt was $7,457.2 million compared to a carrying value of $7,684.2 million, excluding debt discounts and deferred financing costs. As of February 25, 2023, the fair value of total debt was $8,009.1 million compared to the carrying value of $8,483.7 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment and disposal losses of $42.6 million, $5.1 million and $31.1 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

NOTE 6 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of February 24, 2024 and February 25, 2023, net of unamortized debt discounts of $33.3 million and $37.5 million, respectively, and deferred financing costs of $42.7 million and $53.2 million, respectively, consisted of the following (in millions):

	February 24, 2024	February 25, 2023
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,506.4	$6,496.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	480.1	476.2
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.4	374.9
ABL Facility	200.0	1,000.0
Other financing obligations	29.9	28.8
Mortgage notes payable, secured	16.4	16.7
Finance lease obligations (see Note 7)	460.4	517.1
Total debt	8,068.6	8,910.1
Less current maturities	(285.2)	(1,075.7)
Long-term portion	$7,783.4	$7,834.4

As of February 24, 2024, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2024	$217.0
2025	14.1
2026	2,760.1
2027	1,656.6
2028	44.0
Thereafter	2,992.4
Total	$7,684.2

The Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the

Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, if certain conditions are satisfied under the documentation governing the ABL Facility and the Senior Unsecured Notes. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 24, 2024.
ABL Facility

The Company's ABL Facility provides for a $4,000.0 million senior secured revolving credit facility, maturing on December 20, 2026. The ABL Facility has an interest rate of Term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a letters of credit ("LOC") sub-facility of $1,500.0 million. The unused commitment fee is 0.25% per annum.

As of February 24, 2024, $200.0 million remained outstanding under the ABL Facility as the Company repaid $950.0 million and borrowed $150.0 million during fiscal 2023, and LOC issued under the LOC sub-facility were $48.3 million. As of February 25, 2023, there was $1,000.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $53.3 million. On November 2, 2022, the Company provided notice to the lenders to borrow $1,400.0 million under the ABL Facility, which together with cash on hand was used to fund the payment of the Special Dividend (as defined below in Note 8 - Stockholders' Equity and Convertible Preferred Stock). Subsequently, during fiscal 2022, the Company repaid $400.0 million of the ABL Facility. During the fiscal years ended February 24, 2024 and February 25, 2023, the average interest rate on the ABL Facility was 6.5% and 5.8%, respectively.

The outstanding balance is recorded in Current maturities of long-term debt and finance lease obligations as the balance has an interest rate maturity period of 30 days, which can be extended and reset through the maturity date of the ABL Facility of December 20, 2026. Though the Company has the ability to extend the payment on a long-term basis, the Company, at its own discretion, may pay all or a portion of the outstanding balance within the next 12 months with any future surplus cash flows.

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

Senior Unsecured Notes

On February 13, 2023, the Company and substantially all of its subsidiaries completed the issuance of $750.0 million in aggregate principal amount of 6.500% senior unsecured notes due February 15, 2028 (the "New 2028 Notes"). Interest on the New 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, and the first payment commenced on August 15, 2023. On February 15, 2023, proceeds from the New 2028 Notes, together with approximately $7.1 million of cash on hand, were used to (i) repay in full the $750.0 million outstanding of the Company's 3.50% senior unsecured notes due February 15, 2023 and (ii) pay fees and expenses related to the issuance of the New 2028 Notes.

On November 1, 2021, the Company redeemed the remaining $200.0 million aggregate principal amount outstanding of the Company's 5.750% senior unsecured notes due September 2025 (the "2025 Redemption"), which were redeemed using cash on hand, at a redemption price of 101.438% of the principal amount thereof plus accrued and unpaid interest. The Company recorded a $3.7 million loss on debt extinguishment related to the 2025 Redemption, comprised of a $2.9 million redemption premium and a $0.8 million write-off of deferred financing costs.

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

Safeway Notes

The Company repaid the remaining $130.0 million in aggregate principal amount of Safeway's 4.75% Notes due 2021 on their maturity date, December 1, 2021.

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing, except for ABL Facility financing, are recognized as a direct reduction from the carrying amount of the debt liability and are amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the ABL Facility term using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $14.7 million and $19.9 million as of February 24, 2024 and February 25, 2023, respectively.

Interest expense, net consisted of the following (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
ABL Facility, senior secured and unsecured notes, and debentures	$446.9	$404.9	$400.0
Finance lease obligations	45.5	51.4	61.6
Amortization of deferred financing costs	15.6	16.9	23.4
Other interest income, net	(15.9)	(68.6)	(3.1)
Interest expense, net	$492.1	$404.6	$481.9

NOTE 7 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,082.8	$1,062.8	$1,046.9
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	51.7	55.5	63.8
Interest on lease liabilities	Interest expense, net	45.5	51.4	61.6
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	456.3	441.9	428.6
Sublease income	Net sales and other revenue	(78.6)	(83.3)	(84.3)
Total lease cost, net		$1,557.7	$1,528.3	$1,516.6
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease-related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 24, 2024 and February 25, 2023 consisted of the following (in millions):

	Classification	February 24, 2024	February 25, 2023
Assets
Operating	Operating lease right-of-use assets	$5,981.6	$5,879.1
Finance	Property and equipment, net	300.2	332.9
Total lease assets		$6,281.8	$6,212.0

Liabilities
Current
Operating	Current operating lease obligations	$677.6	$664.8
Finance	Current maturities of long-term debt and finance lease obligations	68.3	74.8
Long-term
Operating	Long-term operating lease obligations	5,493.2	5,386.2
Finance	Long-term debt and finance lease obligations	392.1	442.3
Total lease liabilities		$6,631.2	$6,568.1

The following table presents cash flow information for leases (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,042.0	$1,020.2	$1,001.6
Operating cash flows from finance leases	45.5	51.4	61.6
Financing cash flows from finance leases	69.3	71.6	78.0
Right-of-use assets obtained in exchange for operating lease obligations	773.0	629.5	606.2
Right-of-use assets obtained in exchange for finance lease obligations	22.6	22.8	75.4
Impairment of right-of-use operating lease assets	1.8	—	14.7
Impairment of right-of-use finance lease assets	—	—	1.5

The following table presents the weighted average lease term and discount rate for leases:

	February 24, 2024	February 25, 2023
Weighted average remaining lease term - operating leases	10.5 years	10.6 years
Weighted average remaining lease term - finance leases	8.7 years	8.8 years
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average discount rate - finance leases	10.1%	10.6%

Future minimum lease payments for operating and finance lease obligations as of February 24, 2024 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2024	$974.3	$94.7
2025	1,000.5	91.0
2026	932.4	75.7
2027	842.3	64.4
2028	756.0	56.1
Thereafter	4,221.9	284.3
Total future minimum obligations	8,727.4	666.2
Less interest	(2,556.6)	(205.8)
Present value of net future minimum lease obligations	6,170.8	460.4
Less current portion	(677.6)	(68.3)
Long-term obligations	$5,493.2	$392.1

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 24, 2024 was $267.8 million.

NOTE 8 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock"). As of February 24, 2024, there were 594,445,268 and 576,047,523 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 25, 2023, there were 590,968,600 and 569,667,655 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding.

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

The Company has established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Class A common stock. The Company paid cash dividends on its Class A common stock of $276.2 million during fiscal 2023, $255.1 million during fiscal 2022, excluding the Special Dividend (as defined below), and $207.4 million during fiscal 2021. On April 11, 2024, the Company announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on May 10, 2024 to stockholders of record as of the close of business on April 26, 2024. Future dividends will be made at the discretion of the Company's board of directors and will depend on, among other things, general and economic conditions, industry standards, the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of the Company's indebtedness, including the ABL Facility and Senior Unsecured Notes, capital requirements, regulations and contractual, legal, tax and regulatory restrictions, and such other factors as the Company's board of directors may deem relevant.

Special Dividend

In connection with the Company's previously-announced Board-led review of potential strategic alternatives to enhance the Company's growth and maximize stockholder value, on October 13, 2022, the Company declared a special cash dividend of $6.85 per share of Class A common stock (the "Special Dividend"). The Special Dividend was payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022. On January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Convertible Preferred Stock and Investor Exchange Right

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of convertible preferred stock, par value $0.01 per share, of which 1,750,000 shares were designated Series A preferred stock ("Series A preferred stock") and 1,410,000 shares were designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). On June 9, 2020 (the "Preferred Closing Date"), the Company sold and issued (i) an aggregate of 1,410,000 shares of Series A-1 preferred stock and (ii) an aggregate of 340,000 shares of Series A preferred stock. The Company received aggregate proceeds of $1,680.0 million from the sale and issuance of the Convertible Preferred Stock which had an aggregate liquidation preference of $1,750.0 million. The Convertible Preferred Stock was presented outside of permanent equity at its original issuance price less costs incurred, due to it being contingently redeemable. The Series A preferred stock was convertible at the option of the holders thereof at any time into shares of Class A common stock, each at an initial conversion price of $17.22 per share and an initial conversion rate of 58.064 shares of Common Stock per share of Convertible Preferred Stock, subject to certain anti-dilution adjustments.

The terms of the Series A preferred stock were substantially identical to the terms of the Series A-1 preferred stock, except that the Series A preferred stock voted together with Class A common stock on an as-converted basis, but the Series A-1 preferred stock could not vote with Class A common stock on an as converted basis. The Convertible Preferred Stock, with respect to dividend rights and/or distribution rights upon the liquidation, winding-up or dissolution, as applicable, ranked senior to each class of common stock and junior to existing and future indebtedness and other liabilities.

During fiscal 2023, fiscal 2022 and fiscal 2021, certain holders of the Company's Convertible Preferred Stock converted 50,000, 1,349,186 and 350,814 shares of Convertible Preferred Stock, respectively, into 2,903,200, 78,339,120 and 20,369,582 shares of the Company's Class A common stock, respectively, which were issued from treasury stock. See Treasury Stock below and the Consolidated Statements of Stockholders' Equity for additional information. As a result, the Company has issued, in the aggregate, 101,611,902 shares of Class A common stock to holders of Convertible Preferred Stock. These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock. As of February 24, 2024, no shares of Convertible Preferred Stock are outstanding.

Concurrent with the issuance and sale of the Convertible Preferred Stock during the first quarter of fiscal 2020, a consolidated real estate subsidiary of the Company entered into a real estate agreement with an affiliate of the holders of the Convertible Preferred Stock. Under the terms of the real estate agreement, the Company placed fee owned real estate properties into its real estate subsidiary and contributed $36.5 million of cash into a restricted escrow account, with a total value of $2.9 billion (165% of the liquidation preference of the Convertible Preferred Stock at the time of issue). The real estate agreement provided that the Company may release properties and/or cash from the restricted escrow account if the holders of Convertible Preferred Stock convert their shares into Class A common stock, provided that certain conversion thresholds are met. Due to the conversion of 100% of the originally issued Convertible Preferred Stock discussed above, all real estate properties and cash have been released from the restricted escrow account. As of February 24, 2024, no assets of the Company were held in the restricted escrow account.

The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participated in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceeded $206.25 million per fiscal year. The Company paid cash dividends to holders of the Convertible Preferred Stock of $0.8 million during fiscal 2023, $65.3 million during fiscal 2022, excluding the Special Dividend, and $114.6 million during fiscal 2021.

Treasury Stock

On October 14, 2020, the Company's board of directors authorized a share repurchase program that allows the Company to repurchase up to $300.0 million of its Class A common stock. During fiscal 2023, fiscal 2022 and fiscal 2021, there were no share repurchases as part of the share repurchase program.

During fiscal 2023, fiscal 2022 and fiscal 2021, the Company reissued 2,903,200, 78,339,120 and 20,369,582 shares of treasury stock, at cost, respectively, upon conversion of approximately 50,000, 1,349,186 and 350,814 shares of Convertible Preferred Stock, respectively into Class A common stock. Shares of treasury stock are reissued based on specific identification.

NOTE 9 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Restricted Stock Unit Plan"). Under the Restricted Stock Unit Plan, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards. As of February 24, 2024, 29.8 million shares of Class A common stock remained available for future awards.

Under the Restricted Stock Unit Plan, the Company recognizes equity-based compensation expense for RSUs and RSAs granted to employees and non-employee directors. Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs ("PBRSUs") and RSAs ("PBRSAs") granted in fiscal 2023, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's achieved performance for fiscal 2023 relative to the fiscal 2023 performance target.

In fiscal 2022, all unvested equity awards outstanding participated in the Special Dividend, according to the same vesting terms and conditions as the underlying equity award. Unvested equity awards with dividend equivalent rights ("DERs") received the Special Dividend through the issuance of additional RSUs. Unvested equity awards without DERs received the Special Dividend in cash subject to anti-dilution provisions. For the Special Dividend that settles in cash upon vesting, modification accounting was applied during fiscal 2022 to reflect liability classification. The modification did not result in a material impact to the Company's financial position or results of operations. For further description of the Special Dividend, see Note 8 - Stockholders' Equity and Convertible Preferred Stock.

Equity-based compensation expense recognized in the Consolidated Statements of Operations, net of forfeitures, was as follows (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
RSUs	$88.3	$104.0	$93.2
RSAs	3.2	8.4	8.0
Liability-classified awards	13.0	25.9	—
Total equity-based compensation expense	$104.5	$138.3	$101.2
Total related tax benefit	$19.5	$26.9	$23.9

During fiscal 2023, the Company issued 5.6 million RSUs to its employees and directors, of which 4.0 million shares were granted for accounting purposes. The 4.0 million issued and granted awards consist of 3.1 million RSUs that have solely time-based vesting and 0.9 million PBRSUs that were granted upon the establishment of the fiscal 2023 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.1 million previously issued PBRSUs and PBRSAs were granted in fiscal 2023 upon the establishment of the fiscal 2023 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period, and an additional 1.3 million PBRSUs were granted in fiscal 2023 related to previously issued awards based on achieved performance for fiscal 2022 relative to the fiscal 2022 performance target. The 6.4 million RSUs and RSAs granted in fiscal 2023 have an aggregate grant date value of $129.5 million. The aggregate grant date value of RSUs and RSAs granted was $120.1 million and $113.2 million in fiscal 2022 and fiscal 2021, respectively.

The following summarizes the activity of RSUs and RSAs during fiscal 2023:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 25, 2023	4.1	$23.78	4.7	$18.72
Granted	3.1	19.62	2.0	19.85
Performance adjustment (1)	—	—	1.3	22.33
Vested	(3.1)	20.74	(2.7)	16.94
Forfeited or cancelled	(0.5)	21.83	(0.4)	19.51
Unvested, February 24, 2024	3.6	$22.61	4.9	$20.98
(1) Represents additional PBRSUs based on achieved performance for fiscal 2022 relative to the fiscal 2022 performance target. The performance adjustment does not include 0.1 million additional PBRSUs based on achieved performance for fiscal 2023 relative to the fiscal 2023 performance target, although these shares have been estimated and included in the determination of equity-based compensation expense and the calculation of diluted net income per common share for fiscal 2023.

During fiscal 2023, fiscal 2022 and fiscal 2021, the aggregate fair value of RSUs and RSAs that vested was $119.2 million, $137.9 million and $120.9 million, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 24, 2024, the Company had $65.9 million of unrecognized compensation cost related to 8.3 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.6 years. As of February 24, 2024, the Company had $0.2 million unrecognized costs related to 0.2 million unvested granted RSAs. That cost is expected to be recognized over a weighted average period of 0.2 years. As of February 24, 2024, the Company had $7.3 million of unrecognized costs related to unvested liability-classified awards. That cost is expected to be recognized over a weighted average period of 1.0 year.

Upon the establishment of the annual performance target for fiscal 2024 and fiscal 2025, the remaining 2.0 million issued PBRSUs will be granted for accounting purposes. As of February 24, 2024, there are no PBRSAs that have not been granted for accounting purposes.

NOTE 10 - INCOME TAXES

The components of income tax expense consisted of the following (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current
Federal (1)	$348.2	$320.5	$211.1
State	56.4	88.1	49.2
Foreign	1.0	0.5	0.6
Total Current	405.6	409.1	260.9

Deferred
Federal	(83.1)	(7.6)	198.3
State	31.7	11.1	12.4
Foreign	(61.2)	9.4	8.3
Total Deferred	(112.6)	12.9	219.0
Income tax expense	$293.0	$422.0	$479.9
(1) Federal current tax expense is net of $0.3 million, $0.5 million and $0.5 million tax benefit of net operating losses ("NOL") in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21% to Income before income taxes was attributable to the following (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Income tax expense at federal statutory rate	$333.7	$406.4	$440.9
State income taxes, net of federal benefit	58.5	85.9	100.7
Change in valuation allowance	3.2	0.1	(2.5)
Unrecognized tax benefits	(67.3)	(41.8)	(33.9)
Tax credits	(37.1)	(26.2)	(20.3)
Other	2.0	(2.4)	(5.0)
Income tax expense	$293.0	$422.0	$479.9

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 24, 2024	February 25, 2023
Deferred tax assets:
Compensation and benefits	$204.3	$190.6
Net operating loss	71.2	99.5
Pension & postretirement benefits	215.9	248.9
Self-Insurance	299.8	289.7
Tax credits	8.5	26.2
Lease obligations	1,735.1	1,722.4
Other	104.4	110.9
Gross deferred tax assets	2,639.2	2,688.2
Less: valuation allowance	(65.6)	(102.3)
Total deferred tax assets	2,573.6	2,585.9

Deferred tax liabilities:
Depreciation and amortization	1,359.9	1,360.2
Inventories	374.9	373.1
Operating lease assets	1,543.3	1,518.9
Other	103.1	187.7
Total deferred tax liabilities	3,381.2	3,439.9

Net deferred tax liability	$(807.6)	$(854.0)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(807.6)	(854.0)
Total	$(807.6)	$(854.0)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 24, 2024	February 25, 2023	February 26, 2022
Beginning balance	$102.3	$113.6	$130.4
Additions charged to income tax expense	6.0	3.1	2.1
Reductions credited to income tax expense	(2.8)	(3.0)	(4.6)
Changes to other comprehensive income or loss and other	(39.9)	(11.4)	(14.3)
Ending balance	$65.6	$102.3	$113.6

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 24, 2024, a valuation allowance of $65.6 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $17.5 million and $1,222.0 million, respectively, which will begin to expire in 2024 and continue through the fiscal year ending February 2044. As of

February 24, 2024, the Company had $8.5 million of state credit carryforwards, which will begin to expire in 2024 and continue through the fiscal year ending February 2029. The Company had no federal credit carryforwards as of February 24, 2024.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning balance	$216.0	$276.0	$368.8
Increase related to tax positions taken in the current year	9.6	5.0	1.2
Increase related to tax positions taken in prior years	—	2.1	0.3
Decrease related to tax position taken in prior years	(0.9)	—	(0.1)
Decrease related to settlements with taxing authorities	(5.6)	(20.7)	(72.9)
Decrease related to lapse of statute of limitations	(40.3)	(46.4)	(21.3)
Ending balance	$178.8	$216.0	$276.0

Included in the balance of unrecognized tax benefits as of February 24, 2024, February 25, 2023 and February 26, 2022 are tax positions of $118.1 million, $151.1 million and $202.6 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. Of the $118.1 million that could impact tax expense, the Company has recorded $3.6 million of indemnification assets that would offset any future recognition. As of February 24, 2024, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2020 and in most states, is no longer subject to state income tax examinations for fiscal years before 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized a benefit related to interest and penalties, net of settlement adjustments, of $27.2 million for fiscal 2023, and expense for fiscal 2022 and fiscal 2021 of $2.4 million and $3.0 million, respectively.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $130 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

NOTE 11 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for certain employees not participating in multiemployer pension plans. The Safeway Plan is frozen to non-union employees but continues to remain fully open to union employees, and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement. On December 21, 2023, the Company initiated the process of terminating the United Plan which is expected to be finalized during fiscal 2024. In connection with the withdrawal from the Combined Plan (as defined below) in fiscal 2020, the Company established and contributes to the Safeway Variable Annuity Pension Plan (the "Safeway VAPP") that provides benefits to participants for future services.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. These plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 24, 2024 and a statement of funded status as of February 24, 2024 and February 25, 2023 (in millions):

	Pension		Other Post-Retirement Benefits
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Change in projected benefit obligation:
Beginning balance	$1,697.5	$2,001.2	$12.4	$19.0
Service cost	17.3	19.9	—	—
Interest cost	83.6	51.4	0.6	0.4
Actuarial loss (gain)	28.6	(230.8)	0.9	(5.5)
Benefit payments (including settlements)	(135.4)	(144.7)	(1.9)	(1.5)
Plan amendments	(0.1)	0.5	—	—
Ending balance	$1,691.5	$1,697.5	$12.0	$12.4

Change in fair value of plan assets:
Beginning balance	$1,407.3	$1,662.3	$—	$—
Actual return on plan assets	155.4	(136.1)	—	—
Employer contributions	16.4	25.8	1.9	1.5
Benefit payments (including settlements)	(135.4)	(144.7)	(1.9)	(1.5)
Ending balance	$1,443.7	$1,407.3	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(13.8)	$(6.8)	$(2.0)	$(2.0)
Other long-term liabilities	(234.0)	(283.4)	(10.0)	(10.4)
Funded status	$(247.8)	$(290.2)	$(12.0)	$(12.4)

The actuarial loss in fiscal 2023 related to the projected benefit obligation was primarily driven by cash balance interest crediting rates and benefit payments. The actuarial gain in fiscal 2022 related to the projected benefit obligation was primarily driven by an increase in discount rates.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net actuarial gain	$(108.0)	$(85.2)	$(11.5)	$(13.4)
Prior service cost	1.4	2.0	—	—
	$(106.6)	$(83.2)	$(11.5)	$(13.4)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 24, 2024 and February 25, 2023, is shown below (in millions):

	February 24, 2024	February 25, 2023
Projected benefit obligation	$1,691.5	$1,697.5
Accumulated benefit obligation	1,688.6	1,694.4
Fair value of plan assets	1,443.7	1,407.3

The following table provides the components of net pension and post-retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension			Other Post-Retirement Benefits
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023	Fiscal 2022	Fiscal 2021
Components of net (income) expense:
Estimated return on plan assets	$(98.5)	$(92.9)	$(101.1)	$—	$—	$—
Service cost	17.3	19.9	21.8	—	—	—
Interest cost	83.6	51.4	39.9	0.6	0.4	0.2
Amortization of prior service cost	0.4	0.3	0.3	—	—	—
Amortization of net actuarial (gain) loss	(5.5)	0.2	0.8	(1.1)	(0.4)	(0.4)
Loss (income) due to settlement accounting	0.3	(0.6)	(16.2)	—	—	—
(Income) expense, net	(2.4)	(21.7)	(54.5)	(0.5)	—	(0.2)

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(28.0)	(1.1)	(23.2)	0.8	(5.4)	(0.4)
Amortization of net actuarial gain (loss)	5.5	(0.2)	(0.8)	1.1	0.4	0.4
Prior service cost	(0.2)	0.5	0.7	—	—	—
Amortization of prior service cost	(0.4)	(0.3)	(0.3)	—	—	—
(Loss) income due to settlement accounting	(0.3)	0.6	16.2	—	—	—
Total recognized in Other comprehensive income (loss)	(23.4)	(0.5)	(7.4)	1.9	(5.0)	—
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(25.8)	$(22.2)	$(61.9)	$1.4	$(5.0)	$(0.2)

During fiscal 2021, the Company purchased a group annuity policy and transferred $203.5 million of pension plan assets to an insurance company (the "Annuity Purchase"), thereby reducing the Company's defined benefit pension obligations by $205.4 million. As a result of the Annuity Purchase, the Company recorded a settlement gain of $11.1 million during fiscal 2021.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2024.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 24, 2024	February 25, 2023
Discount rate	5.31%	5.17%
Rate of compensation increase	3.20%	3.03%
Cash balance plan interest crediting rate	4.25%	3.65%

The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 24, 2024	February 25, 2023	February 26, 2022
Discount rate	5.17%	3.26%	2.60%
Expected return on plan assets	7.40%	5.97%	5.73%
Cash balance plan interest crediting rate	3.65%	2.35%	2.35%

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

Retirement and Mortality Rates. On February 26, 2022, the Company adopted the MP-2021 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally faster rate than the MP-2020 projection scale. The mortality assumption was not updated during fiscal 2023 and fiscal 2022 as a new improvement scale has not been released.

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

The following table summarizes actual allocations for the Safeway Plan which had $1,175.4 million in plan assets as of February 24, 2024:

		Plan Assets
Asset category	Target	February 24, 2024	February 25, 2023
Equity	75%	76.8%	74.0%
Fixed income	25%	21.4%	23.7%
Cash and other	—%	1.8%	2.3%
Total	100%	100.0%	100.0%

The following table summarizes the actual allocations for the Shaw's Plan which had $216.6 million in plan assets as of February 24, 2024:

		Plan Assets
Asset category	Target (1)	February 24, 2024	February 25, 2023
Equity	61%	63.9%	66.4%
Fixed income	39%	34.7%	32.5%
Cash and other	—%	1.4%	1.1%
Total	100%	100.0%	100.0%
(1) In accordance with the Shaw's Plan investment policy, the target asset allocation was adjusted in fiscal 2023 based on the funded ratio of the Shaw's Plan.

The following table summarizes the actual allocations for the United Plan which had $27.3 million in plan assets as of February 24, 2024:

		Plan Assets
Asset category	Target (1)	February 24, 2024	February 25, 2023
Equity	—%	3.0%	41.5%
Fixed income	100%	95.2%	54.5%
Cash and other	—%	1.8%	4.0%
Total	100%	100.0%	100.0%
(1) As a result of the Company initiating the process of terminating the United Plan during fiscal 2023, the investment policy targets were adjusted in order to achieve the goals of the United Plan heading into termination.

The following table summarizes the actual allocations for the Safeway VAPP which had $24.4 million in plan assets as of February 24, 2024:

		Plan Assets (1)
Asset category	Target (2)	February 24, 2024	February 25, 2023
Equity	15%	13.9%	—%
Fixed income	60%	58.9%	—%
Other (3)	25%	23.5%	3.4%
Cash	—%	3.7%	96.6%
Total	100%	100.0%	100.0%
(1) As of February 25. 2023, the assets were primarily invested in cash as these assets were contributed during fiscal 2022 and had not yet been allocated based on the Safeway VAPP policy.
(2) Reflects updates to the investment policy targets made during fiscal 2023.
(3) Includes real estate, global tactical asset allocation, private equity investments and money market funds.

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 24, 2024, excluding pending transactions of $47.8 million payable to an intermediary agent, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV
Cash and cash equivalents (1)	$5.7	$5.2	$0.5	$—	$—
Short-term investment collective trust (2)	34.3	—	—	—	34.3
Common and preferred stock: (3)
Domestic common and preferred stock	164.8	164.8	—	—	—
International common stock	57.7	57.7	—	—	—
Collective trust funds (2)	636.5	—	—	—	636.5
Corporate bonds (4)	84.0	—	84.0	—	—
Mortgage- and other asset-backed securities (5)	22.3	—	22.3	—	—
Mutual funds (6)	166.2	138.8	27.4	—	—
U.S. government securities (7)	250.2	—	250.2	—	—
Other securities (8)	69.8	—	19.3	—	50.5
Total	$1,491.5	$366.5	$403.7	$—	$721.3

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
Contributions

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company contributed $18.3 million, $27.3 million and $29.8 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of

1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company expects to contribute approximately $85 million to its pension and post-retirement plans in fiscal 2024. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid to plan participants (in millions):

	Pension Benefits	Other Benefits
2024	$197.5	$2.1
2025	152.1	1.9
2026	149.4	1.6
2027	147.6	1.5
2028	142.8	1.3
2029 – 2033	654.5	4.1

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

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2023 and fiscal 2022 is for the plan's year ended December 31, 2022 and December 31, 2021, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2023	2022	2022	2021
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Green	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	853326342 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented
UFCW Local 1245 Labor Management Pension Plan	516090661 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2023	2022	2021				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$132.1	$135.2	$128.1	No	4/12/2025 to 2/26/2026	83	79	4/12/2025
Western Conference of Teamsters Pension Plan	75.9	73.5	68.6	No	7/18/2024 to 10/7/2028	56	10	9/21/2025
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	138.5	141.8	138.4	No	4/4/2024 to 3/6/2026	46	44	3/4/2025
Sound Retirement Trust (6)	70.1	66.6	61.4	No	4/13/2024 to 6/6/2025	131	27	5/3/2025
Bakery and Confectionery Union and Industry International Pension Fund	18.7	18.3	18.2	No	3/9/2024 to 1/23/2027	110	35	9/6/2025
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	10.7	11.5	12.0	No	3/29/2024 to 2/1/2028	6	2	3/29/2024
Rocky Mountain UFCW Unions & Employers Pension Plan	16.9	17.2	15.7	No	1/4/2025 to 8/29/2026	85	27	2/15/2025
UFCW Local 152 Retail Meat Pension Fund (5)	11.2	11.4	11.6	No	5/2/2024	4	4	5/2/2024
Desert States Employers & UFCW Unions Pension Plan	11.0	10.8	11.6	No	6/14/2025 to 3/7/2026	17	15	3/7/2026
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	9.6	8.9	9.6	No	7/13/2024 to 12/16/2027	26	7	6/14/2025
Retail Food Employers and UFCW Local 711 Pension Trust Fund	8.6	9.0	8.6	No	3/1/2025 to 12/19/2026	7	4	3/1/2025
Oregon Retail Employees Pension Trust	12.8	12.1	12.0	No	6/7/2024 to 2/9/2026	129	31	8/10/2024
Intermountain Retail Store Employees Pension Trust (7)	7.9	8.0	7.9	No	4/6/2024 to 12/13/2025	54	18	4/6/2024
UFCW Local 1245 Labor Management Pension Plan	6.0	5.7	4.8	No	4/6/2024 to 11/28/2026	4	3	11/28/2026
Other funds	15.5	16.5	15.2
Total Company contributions to U.S. multiemployer pension plans	$545.5	$546.5	$523.7
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 24, 2024, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2023 and March 31, 2022.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2022 and June 30, 2021.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2022 and September 30, 2021.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2022 and August 31, 2021.

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

The American Rescue Plan Act ("ARP Act") established a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive a one-time cash payment in the amount projected by the PBGC to pay pension benefits through the plan year ending 2051. On July 9, 2021, the PBGC issued its interim final rule with respect to the special financial assistance program. The PBGC interim final rule provided direction on the application and eligibility requirements, including which plans will have priority, the determination of the amount of financial assistance to be provided and conditions and restrictions that apply to plans that receive the assistance. The Combined Plan was eligible to receive one-time special financial assistance and qualified to submit its application for $1.2 billion in special financial assistance in the fourth quarter of fiscal 2021. The $1.2 billion in special financial assistance was expected to provide the funding for the Combined Plan to remain solvent for at least 25 years. Although the special financial assistance will have no impact on the Company's $23.2 million payment obligation to the Combined Plan, the Company's estimated funding requirements for the Excess Plan were reduced as the contributions were not expected to commence until approximately 2045. As a result, in the fourth quarter of fiscal 2021, the Company recorded a non-cash pre-tax gain of $106.3 million ($78.7 million, net of tax) to reduce the pension liability for the Excess Plan to approximately $19 million. During the first quarter of fiscal 2022, the Combined Plan received approval and payment from the PBGC for the $1.2 billion in special financial assistance.

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

National Fund: On July 21, 2020, the Company announced that it had entered into an agreement with the trustees of the United Food and Commercial Workers International Union ("UFCW") Union-Industry Pension Fund ("National Fund"), providing that the Company will permanently cease to have any obligation to contribute to the National Fund, a multiemployer pension plan, and will completely withdraw from the National Fund, effective as of June 30, 2020. The Company and nine UFCW local unions entered into a Memorandum of Understanding that permitted the withdrawal and required the establishment of a new multiemployer Variable Annuity Pension Plan (the "National VAPP") that will provide benefits to participants for future services, effective as of July 1, 2020. On November 30, 2020, these agreements became effective upon ratification by the membership of each of these nine local unions and the related agreements with the local unions whose members participate in the National Fund and are employed by the two largest contributors to the National Fund. As a result, the Company agreed to pay an aggregate of $285.7 million to the National Fund, in full satisfaction of the Company's withdrawal liability amount and mass withdrawal liability amount. The Company made the final payment of $73.0 million, including

$3.9 million of accrued interest in fiscal 2023. The Company paid $73.6 million, including $4.4 million of accrued interest in fiscal 2022. During fiscal 2021, the Company also pre-funded a transition reserve in the National VAPP to support certain grandfathered participants of approximately $8 million to the National VAPP.

Collective Bargaining Agreements

As of February 24, 2024, the Company had approximately 285,000 employees, of which approximately 200,000 were covered by collective bargaining agreements. During fiscal 2023, collective bargaining agreements covering approximately 32,500 employees were successfully renegotiated. As of February 24, 2024, collective bargaining agreements covering approximately 28,500 employees have expired or are scheduled to expire in fiscal 2024.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.3 billion, $1.3 billion and $1.2 billion for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's board of directors. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions accrued for these plans were $83.0 million, $89.3 million and $75.5 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Merger-Related Retention Benefits

The Merger Agreement provides for the Company to establish a retention program to promote retention and to incentivize efforts to close the Merger and to ensure a successful and efficient integration process. On December 18, 2022, the retention program was approved, with an aggregate amount of up to $100 million, as amended, covering certain executive officers and employees of the Company. The timing and amounts of the payments related to this retention program will depend on the timing of the Closing and executives and certain employees remaining active through the payment dates with 50% of the award being paid upon Closing and 50% of the award being paid six months after Closing. In the event the Merger Agreement is terminated, 50% of the award will be paid on October 13, 2024 and 50% will be paid on October 13, 2025. Retention bonus expense was $35.0 million for fiscal 2023 and $5.3 million for fiscal 2022, and is included within Selling and administrative expenses.

NOTE 12 - RELATED PARTIES

The Company paid Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), fees totaling approximately $0.1 million, $0.5 million and $0.2 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $5.5 million, $5.5 million, and $7.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems.

NOTE 13 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court's rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. Both sides' motions are pending. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. At a pretrial conference on March 4, 2024, the District Court scheduled oral argument on the pending motions to take place on May 20, 2024 – and reset the trial for September 30, 2024. The District Court has not set any trial date for Proctor as of yet, and no motions are pending in that case.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and

SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The parties are presently engaged in discovery. The case is currently scheduled to be ready for trial on or after July 21, 2025.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 85 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including one involving the Company in Tarrant County (Texas). The Tarrant County matter is currently in discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the state of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company has also executed an agreement to settle three matters pending in Nevada state court. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state court claims, which may not be covered by insurance, two claims are currently proceeding through discovery, with trial dates scheduled in 2025. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss, if any.

The Company has also received, subpoenas, Civil Investigative Demands and other requests for documents and information from the U.S. Department of Justice and certain state Attorneys General, and has had preliminary discussions with the Department of Justice with respect to purported violations of the federal Controlled Substances Act and the FCA in dispensing prescriptions. The Company has been cooperating with the government with respect to these requests for information.

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

On February 17, 2023, plaintiffs and Safeway executed an agreement which settled all claims in the lawsuit for $107 million. The settlement included a claim administration process whereby affected customers, who do not elect to opt-out of the settlement, filed a claim to participate in the settlement. The court granted final approval of the class settlement by way of an order dated July 20, 2023, and the case has been dismissed. The Company had a liability recorded equal to the amount of the settlement, and the Company paid the settlement on September 11, 2023.

Plated Litigation: On September 1, 2020, a complaint was filed in Delaware Court of Chancery, by which complaint Shareholder Representative Services LLC, solely in its capacity as agent for the former shareholders and rightsholders of DineInFresh, Inc. d/b/a Plated ("Plated"), sued the Company. Plaintiff alleged that, following the Company's acquisition of Plated, pursuant to a September 19, 2017 Agreement and Plan of Merger, the Company intentionally engaged in conduct to prevent Plated from reaching certain milestones that would have resulted in post-acquisition consideration paid to Plated's former shareholders and rightsholders. Plaintiff alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement. On October 21, 2020, the Company filed a motion to dismiss the complaint. On June 7, 2021, the Court granted the motion in part, dismissing all claims except for the breach-of-contract claim. The Company and Plated have agreed on a settlement and the case has been dismissed. The Company recorded a liability equal to the amount of the settlement, and the Company paid the settlement in fiscal 2023.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	Fiscal 2023
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	31.2	27.3	3.9
Amounts reclassified from Accumulated other comprehensive income (1)	(5.9)	(5.9)	—
Tax expense	(6.6)	(5.6)	(1.0)
Current-period other comprehensive income, net	18.7	15.8	2.9
Ending AOCI balance	$88.0	$87.5	$0.5

	Fiscal 2022
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$69.0	$67.1	$1.9
Other comprehensive income (loss) before reclassifications	0.2	6.0	(5.8)
Amounts reclassified from Accumulated other comprehensive income (1)	(0.5)	(0.5)	—
Tax benefit (expense)	0.6	(0.9)	1.5
Current-period other comprehensive income (loss), net	0.3	4.6	(4.3)
Ending AOCI balance	$69.3	$71.7	$(2.4)
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 11 - Employee benefit plans and collective bargaining agreements.

NOTE 15 - NET INCOME PER COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested RSUs and RSAs and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. PBRSUs and PBRSAs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Basic net income per Class A common share
Net income	$1,296.0	$1,513.5	$1,619.6
Special Dividend on Convertible Preferred Stock	—	(252.2)	—
Accrued dividends on Convertible Preferred Stock	(0.3)	(51.0)	(109.4)
Earnings allocated to Convertible Preferred Stock	(0.7)	—	(226.2)
Net income allocated to Class A common stockholders - Basic	$1,295.0	$1,210.3	$1,284.0

Weighted average Class A common shares outstanding - Basic (1)	575.4	529.0	469.6

Basic net income per Class A common share	$2.25	$2.29	$2.73

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$1,295.0	$1,210.3	$1,284.0
Accrued dividends on Convertible Preferred Stock	—	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$1,295.0	$1,210.3	$1,284.0

Weighted average Class A common shares outstanding - Basic (1)	575.4	529.0	469.6
Dilutive effect of:
Restricted stock units and awards	5.7	5.0	5.7
Convertible Preferred Stock (2)	—	—	—
Weighted average Class A common shares outstanding - Diluted (3)	581.1	534.0	475.3

Diluted net income per Class A common share	$2.23	$2.27	$2.70
(1) Fiscal 2023, fiscal 2022 and fiscal 2021 include 3.0 million, 2.8 million and 2.7 million Class A common shares remaining to be issued, respectively.
(2) For fiscal 2023, fiscal 2022 and fiscal 2021, 0.3 million, 42.7 million and 97.7 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for fiscal 2023, fiscal 2022 and fiscal 2021 were not material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 24, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2024.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 24, 2024.

The attestation of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in "Part II—Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

In the fourth quarter of fiscal 2023, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

For information concerning executive officers, see "Executive Officers of the Registrant" located under "Part I—Item 1. Business" herein.

Information concerning directors and certain other corporate governance matters is included under the captions "Proposal 1 - Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance" in the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2023, and that information is incorporated by reference herein.

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We have made a current copy of the code available on our website, www.Albertsonscompanies.com and the code is also available to any stockholder who requests a copy. In addition, we intend to post on our website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11 - Executive Compensation

Information required by this Item is included under the captions "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2023, and that information is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2023, and that information is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2023, and that information is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services

Information required by this Item is included under the caption "Proposal 2 - Ratification of Independent Registered Accounting Firm" in the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2023, and that information is incorporated by reference herein.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	52
	Consolidated Balance Sheets as of February 24, 2024 and February 25, 2023	56
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 24, 2024, February 25, 2023 and February 26, 2022	57
	Consolidated Statements of Cash Flows for the years ended February 24, 2024, February 25, 2023 and February 26, 2022	58
	Consolidated Statements of Stockholders' Equity for the years ended February 24, 2024, February 25, 2023 and February 26, 2022	60
	Notes to Consolidated Financial Statements	61

(a)2.	Financial Statement Schedules:
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

4.4
Form of Officers' Certificate establishing the terms of Safeway Inc.'s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibit 4.6 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

Exhibit No.	Description
4.5
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

4.7
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

4.8.1
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

4.8.2
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

4.9
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

4.9.1
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

10.4†*	Non-employee director compensation policy
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)
10.6†
Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

10.7†
Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

10.8†
Form of time-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.9†
Form of performance-based restricted stock unit agreement (fiscal 2021 award cycle) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021)

10.9.1†
Amendment No. 1, dated February 23, 2022, to 2021 performance-based restricted stock unit award agreement (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.10†
Form of time-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.11†
Form of performance-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2022)

10.12†
Form of performance-based restricted stock unit agreement (fiscal 2023 award cycle) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.13†
Form of time-based restricted stock unit agreement (fiscal 2023 award cycle) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

Exhibit No.	Description
10.14†	Form of Special Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023)
10.15†
Form of time-based restricted stock unit agreement (grant date anniversary vest) (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.16†	Form of time-based restricted stock unit agreement (board of directors) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)
10.17†
Amendment No. 1 to form of performance-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.18†*	Form of time-based restricted stock unit agreement (fiscal 2024 award cycle)
10.19†*	Form of performance-based restricted stock unit agreement (fiscal 2024 award cycle)
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Albertsons Companies, Inc. Restatement Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 22, 2024	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	Chief Executive Officer and Director	April 22, 2024
Vivek Sankaran	(Principal Executive Officer)

/s/ Sharon McCollam	President and Chief Financial Officer	April 22, 2024
Sharon McCollam	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 22, 2024
Robert B. Larson	(Principal Accounting Officer)

/s/ James L. Donald	Co-Chairman	April 22, 2024
James L. Donald

/s/ Chan Galbato	Co-Chairman	April 22, 2024
Chan Galbato

/s/ Sharon L. Allen	Director	April 22, 2024
Sharon L. Allen

/s/ Kim Fennebresque	Director	April 22, 2024
Kim Fennebresque

/s/ Allen M. Gibson	Director	April 22, 2024
Allen M. Gibson

/s/ Lisa Gray	Director	April 22, 2024
Lisa Gray

Signature	Title	Date
/s/ Sarah Mensah	Director	April 22, 2024
Sarah Mensah

/s/ Alan H. Schumacher	Director	April 22, 2024
Alan H. Schumacher

/s/ B. Kevin Turner	Vice Chairman	April 22, 2024
B. Kevin Turner

/s/ Mary Beth West	Director	April 22, 2024
Mary Beth West