Form 10-Q
period 2024-06-15
Albertsons Companies, Inc.
filed 2024-07-23
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 19, 2024, the registrant had 579,133,695 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 15, 2024	February 24, 2024
ASSETS
Current assets
Cash and cash equivalents	$291.1	$188.7
Receivables, net	809.4	724.4
Inventories, net	4,720.0	4,945.2
Other current assets	387.4	429.2
Total current assets	6,207.9	6,287.5

Property and equipment, net	9,509.8	9,570.3
Operating lease right-of-use assets	6,017.7	5,981.6
Intangible assets, net	2,415.4	2,434.5
Goodwill	1,201.0	1,201.0
Other assets	725.2	746.2
TOTAL ASSETS	$26,077.0	$26,221.1

LIABILITIES
Current liabilities
Accounts payable	$3,898.2	$4,218.2
Accrued salaries and wages	1,196.4	1,302.6
Current maturities of long-term debt and finance lease obligations	82.6	285.2
Current maturities of operating lease obligations	675.0	677.6
Other current liabilities	1,213.8	974.1
Total current liabilities	7,066.0	7,457.7

Long-term debt and finance lease obligations	7,774.8	7,783.4
Long-term operating lease obligations	5,610.3	5,493.2
Deferred income taxes	754.8	807.6
Other long-term liabilities	1,958.0	1,931.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 597,494,242 and 594,445,268 shares issued as of June 15, 2024 and February 24, 2024, respectively	6.0	5.9
Additional paid-in capital	2,126.2	2,129.6
Treasury stock, at cost, 18,404,201 and 18,397,745 shares held as of June 15, 2024 and February 24, 2024, respectively	(304.2)	(304.2)
Accumulated other comprehensive income	86.7	88.0
Retained earnings	998.4	828.2
Total stockholders' equity	2,913.1	2,747.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,077.0	$26,221.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 15, 2024	June 17, 2023
Net sales and other revenue	$24,265.4	$24,050.2
Cost of sales	17,526.5	17,387.5
Gross margin	6,738.9	6,662.7

Selling and administrative expenses	6,274.0	6,012.9
Loss on property dispositions and impairment losses, net	5.3	27.6
Operating income	459.6	622.2

Interest expense, net	145.7	154.9
Other expense (income), net	4.0	(16.0)
Income before income taxes	309.9	483.3

Income tax expense	69.2	66.1
Net income	$240.7	$417.2

Other comprehensive income (loss), net of tax
Recognition of pension loss	(1.0)	(0.6)
Other	(0.3)	1.7
Other comprehensive (loss) income	$(1.3)	$1.1

Comprehensive income	$239.4	$418.3

Net income per Class A common share
Basic net income per Class A common share	$0.42	$0.73
Diluted net income per Class A common share	0.41	0.72

Weighted average Class A common shares outstanding (in millions)
Basic	578.6	573.7
Diluted	581.3	580.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 15, 2024	June 17, 2023
Cash flows from operating activities:
Net income	$240.7	$417.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on property dispositions and impairment losses, net	5.3	27.6
Depreciation and amortization	552.0	530.6
Operating lease right-of-use assets amortization	207.6	203.6
LIFO expense	14.6	34.0
Deferred income tax	(56.3)	(96.4)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(10.9)	(6.4)
Deferred financing costs	4.9	4.8
Equity-based compensation expense	36.7	31.9
Other operating activities	6.0	(16.3)
Changes in operating assets and liabilities:
Receivables, net	(84.5)	5.2
Inventories, net	210.7	(96.9)
Accounts payable, accrued salaries and wages and other accrued liabilities	(304.0)	(222.8)
Operating lease liabilities	(125.9)	(123.4)
Self-insurance assets and liabilities	21.5	31.1
Other operating assets and liabilities	242.5	114.5
Net cash provided by operating activities	960.9	838.3

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(543.0)	(622.5)
Proceeds from sale of assets	3.8	169.3
Other investing activities	1.2	(0.7)
Net cash used in investing activities	(538.0)	(453.9)

Cash flows from financing activities:
Payments on long-term borrowings, including ABL facility	(200.2)	(500.2)
Payments of obligations under finance leases	(12.5)	(13.0)
Dividends paid on common stock	(69.5)	(69.0)
Dividends paid on convertible preferred stock	—	(0.8)
Employee tax withholding on vesting of restricted stock units	(38.6)	(33.1)
Other financing activities	—	1.1
Net cash used in financing activities	(320.8)	(615.0)

Net increase (decrease) in cash and cash equivalents and restricted cash	102.1	(230.6)
Cash and cash equivalents and restricted cash at beginning of period	193.2	463.8
Cash and cash equivalents and restricted cash at end of period	$295.3	$233.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 24, 2024	594,445,268	$5.9	$2,129.6	18,397,745	$(304.2)	$88.0	$828.2	$2,747.5
Equity-based compensation	—	—	34.4	—	—	—	—	34.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,048,974	0.1	(38.6)	—	—	—	—	(38.5)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	240.7	240.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Other activity	—	—	0.8	6,456	—	—	(1.0)	(0.2)
Balance as of June 15, 2024	597,494,242	$6.0	$2,126.2	18,404,201	$(304.2)	$86.7	$998.4	$2,913.1

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7
Equity-based compensation	—	—	27.7	—	—	—	—	27.7
Shares issued and employee tax withholding on vesting of restricted stock units	3,059,905	—	(33.1)	—	—	—	—	(33.1)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.0)	(69.0)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	417.2	417.2
Other comprehensive income, net of tax	—	—	—	—	—	1.1	—	1.1
Other activity	—	—	1.0	—	—	—	(1.0)	—
Balance as of June 17, 2023	594,028,505	$5.9	$2,068.3	18,397,745	$(304.2)	$70.4	$159.6	$2,000.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2024 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the Securities and Exchange Commission (the "SEC") on April 22, 2024. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 15, 2024 and June 17, 2023.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.2 million and $4.5 million of restricted cash as of June 15, 2024 and February 24, 2024, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $14.6 million and $34.0 million for the 16 weeks ended June 15, 2024 and June 17, 2023, respectively.

Equity method investments: The Company's equity method investments previously included an equity interest in Mexico Foods Parent LLC and La Fabrica Parent LLC ("El Rancho"), a Texas-based specialty grocer. During the first quarter of fiscal 2023, El Rancho exercised its contractual option to repurchase the Company's 45% ownership interest in El Rancho and the Company received proceeds of $166.1 million. As a result, the Company realized a gain of $10.5 million during the first quarter of fiscal 2023, included in Other expense (income), net.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation has authorized 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock ("Series A preferred stock") and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). As of June 15, 2024 and February 24, 2024, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $69.2 million, representing a 22.3% effective tax rate, for the 16 weeks ended June 15, 2024. The Company's effective tax rate for the 16 weeks ended June 15, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by the reduction of a reserve for an uncertain tax position due to the expiration of a state statute. Income tax expense was $66.1 million, representing a 13.7% effective tax rate, for the 16 weeks ended June 17, 2023. The Company's effective tax rate for the 16 weeks ended June 17, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $419.2 million and $376.1 million as of June 15, 2024 and February 24, 2024, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 15, 2024 and February 24, 2024.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $101.5 million and $111.4 million as of June 15, 2024 and February 24, 2024, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 15, 2024		June 17, 2023
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,054.0	49.7%	$12,086.8	50.3%
Fresh (3)	7,904.9	32.6	7,889.3	32.8
Pharmacy	2,622.8	10.8	2,300.1	9.6
Fuel	1,320.9	5.4	1,400.4	5.8
Other (4)	362.8	1.5	373.6	1.5
Net sales and other revenue	$24,265.4	100.0%	$24,050.2	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions, rental income and other miscellaneous revenue.

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

On September 8, 2023, the Company and Kroger announced that the parties had entered into a definitive agreement, dated September 8, 2023, with C&S for the sale of select stores, banners, distribution centers, offices and private label brands to C&S. On April 22, 2024, the Company and Kroger announced they had amended the definitive agreement with C&S. The amended package modifies and builds on the initial divestiture package (collectively, the "Divestiture Assets"). The Divestiture Assets will be divested by Kroger following the Closing. The definitive agreement has customary representations and warranties and covenants of a transaction of its type. The divestiture to C&S is subject to fulfillment of customary closing conditions, including clearance by the United States Federal Trade Commission ("FTC") and the completion of the proposed Merger.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of June 15, 2024 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$22.0	$5.8	$16.2	$—
Non-current investments (2)	107.4	6.7	100.7	—
Derivative contracts (3)	1.0	—	1.0	—
Total	$130.4	$12.5	$117.9	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 15, 2024, the fair value of total debt was $7,263.9 million compared to the carrying value of $7,484.0 million, excluding debt discounts and deferred financing costs. As of February 24, 2024, the fair value of total debt was $7,457.2 million compared to the carrying value of $7,684.2 million, excluding debt discounts and deferred financing costs.
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

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 15, 2024 and February 24, 2024, net of unamortized debt discounts of $31.9 million and $33.3 million, respectively, and deferred financing costs of $39.3 million and $42.7 million, respectively, consisted of the following (in millions):

	June 15, 2024	February 24, 2024
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,509.7	$6,506.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	481.4	480.1
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.5	375.4
ABL Facility	—	200.0
Other financing obligations	29.8	29.9
Mortgage notes payable, secured	16.4	16.4
Finance lease obligations	444.6	460.4
Total debt	7,857.4	8,068.6
Less current maturities	(82.6)	(285.2)
Long-term portion	$7,774.8	$7,783.4

ABL Facility

As of June 15, 2024, there were no amounts outstanding under the ABL Facility as the Company repaid $200.0 million during the 16 weeks ended June 15, 2024, and letters of credit ("LOC") issued under the LOC sub-facility was $45.8 million. As of February 24, 2024, there was $200.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $48.3 million.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 15, 2024	June 17, 2023	June 15, 2024	June 17, 2023
Estimated return on plan assets	$(28.1)	$(30.3)	$—	$—
Service cost	5.1	5.3	—	—
Interest cost	25.9	25.7	0.2	0.2
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(1.2)	(0.6)	(0.2)	(0.3)
Expense (income), net	$1.8	$0.2	$—	$(0.1)

The Company contributed $12.7 million and $6.5 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 15, 2024 and June 17, 2023, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $72.7 million to these plans for the remainder of fiscal 2024.

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits, including matters involving trade, business and operational practices, personnel and employment issues, lawsuits alleging violations of state and/or federal wage and hour laws, real estate disputes, personal injury, antitrust claims, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition.

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court's rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. Both sides' motions are pending. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. At a pretrial conference on March 4, 2024, the District Court reset the trial for September 30, 2024. On May 20, 2024, the District Court heard oral argument on the pending motions. On May 22, 2024, the Company and co-defendant filed a motion to continue the trial to January 2025, but in any event no earlier than November 2024. The District Court has not set any trial date for Proctor as of yet, and no motions are pending in that case.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The parties are presently engaged in discovery. The case is currently scheduled to be ready for trial on or after September 29, 2025.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 85 suits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation pursuant to 28 U.S.C. §1407. Most of the cases naming the Company have been stayed pending multiple bellwether trials, including three involving the Company in Tarrant County (Texas), Town of Hull (Massachusetts) and Monterey County (California). All three bellwether matters are currently in discovery. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters pending in Nevada state court. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state court claims, which may not be covered by insurance, three claims are currently proceeding through discovery, with trial dates scheduled in 2025. Those matters are pending in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss.

The Company has also received, subpoenas, Civil Investigative Demands and other requests for documents and information from the U.S. Department of Justice ("DOJ") and certain state Attorneys General, and has had preliminary discussions with the DOJ with respect to purported violations of the federal Controlled Substances Act and the FCA in dispensing prescriptions. The Company has been cooperating with the government with respect to these requests for information.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 15, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (1)	(1.3)	(1.3)	—
Tax benefit (expense)	0.1	0.3	(0.2)
Current-period other comprehensive loss, net of tax	(1.3)	(1.0)	(0.3)
Ending AOCI balance	$86.7	$86.5	$0.2

	16 weeks ended June 17, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive loss before reclassifications	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive income (1)	(0.8)	(0.8)	—
Tax (expense) benefit	(0.4)	0.2	(0.6)
Current-period other comprehensive income (loss), net of tax	1.1	(0.6)	1.7
Ending AOCI balance	$70.4	$71.1	$(0.7)
(1) These amounts are included in the computation of net pension and post-retirement expense (income). For additional information, see Note 5 - Employee Benefit Plans.

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. As of June 17, 2023, 100% of the originally issued Convertible Preferred Stock had been converted into Class A common stock and no shares of Convertible Preferred Stock are outstanding. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested restricted stock units ("RSUs"), restricted common stock ("RSAs") and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 15, 2024	June 17, 2023
Basic net income per Class A common share
Net income	$240.7	$417.2
Accrued dividends on Convertible Preferred Stock	—	(0.3)
Earnings allocated to Convertible Preferred Stock	—	(0.4)
Net income allocated to Class A common stockholders - Basic	$240.7	$416.5

Weighted average Class A common shares outstanding - Basic (1)	578.6	573.7

Basic net income per Class A common share	$0.42	$0.73

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$240.7	$416.5
Accrued dividends on Convertible Preferred Stock	—	0.3
Earnings allocated to Convertible Preferred Stock	—	0.4
Net income allocated to Class A common stockholders - Diluted	$240.7	$417.2

Weighted average Class A common shares outstanding - Basic (1)	578.6	573.7
Dilutive effect of:
Restricted stock units and awards	2.7	5.3
Convertible Preferred Stock (2)	—	1.1
Weighted average Class A common shares outstanding - Diluted (3)	581.3	580.1

Diluted net income per Class A common share	$0.41	$0.72
(1) The number of Class A common shares remaining to be issued for the 16 weeks ended June 15, 2024 and June 17, 2023 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 16 weeks ended June 15, 2024 and June 17, 2023 were not material.

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
•    erosion of consumer confidence in our business as a result of the Merger;
•    restrictions on our ability to operate as a result of the Merger Agreement;
•    challenges in retaining and motivating our associates until the closing of the Merger, particularly following the public announcement of the locations to be divested, with difficulties in attracting new employees during the pendency of the Merger;
•    litigation related to the transactions contemplated by the Merger Agreement;
•    changes in macroeconomic conditions such as rates of food price inflation or deflation, fuel and commodity prices and expiration of student loan payment deferments;
•    changes in consumer behavior and spending due to the impact of macroeconomic factors;
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
•    challenges with our supply chain;
•    operational and financial effects resulting from cyber incidents at the Company or at a third party, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•    changes in tax rates, tax laws, and regulations that directly impact our business or our customers may adversely impact our financial condition and results of operations.

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

FIRST QUARTER OF FISCAL 2024 OVERVIEW

We are one of the largest food retailers in the United States, with 2,269 stores across 34 states and the District of Columbia as of June 15, 2024. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of June 15, 2024, who serve on average 36.3 million customers each week. Additionally, as of June 15, 2024, we operated 1,725 pharmacies, 1,346 in-store branded coffee shops, 403 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

Merger Agreement

On October 13, 2022, the Company, The Kroger Co. ("Parent") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Parent. For additional information about the Merger, see Note 2 - Merger Agreement in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

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

First quarter of fiscal 2024 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2024 include:
•Identical sales increased 1.4%
•Digital sales increased 23%
•Loyalty members increased 15% to 41.4 million
•Net income of $241 million, or $0.41 per Class A common share
•Adjusted net income of $392 million, or $0.66 per Class A common share
•Adjusted EBITDA of $1,184 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	16 weeks ended
	June 15, 2024	June 17, 2023
Stores, beginning of period	2,269	2,271
Opened	1	2
Closed	(1)	(1)
Stores, end of period	2,269	2,272
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 15, 2024	June 17, 2023	June 15, 2024	June 17, 2023	June 15, 2024	June 17, 2023
Less than 30,000	217	218	9.6%	9.6%	4.9	4.9
30,000 to 50,000	777	780	34.2%	34.3%	32.6	32.7
More than 50,000	1,275	1,274	56.2%	56.1%	75.3	75.3
Total Stores	2,269	2,272	100.0%	100.0%	112.8	112.9
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 15, 2024 ("first quarter of fiscal 2024" and "first 16 weeks of fiscal 2024") and 16 weeks ended June 17, 2023 ("first quarter of fiscal 2023" and "first 16 weeks of fiscal 2023") (dollars in millions, except per share data).

	16 weeks ended
	June 15, 2024	% of Sales	June 17, 2023	% of Sales
Net sales and other revenue	$24,265.4	100.0%	$24,050.2	100.0%
Cost of sales	17,526.5	72.2	17,387.5	72.3
Gross margin	6,738.9	27.8	6,662.7	27.7
Selling and administrative expenses	6,274.0	25.9	6,012.9	25.0
Loss on property dispositions and impairment losses, net	5.3	—	27.6	0.1
Operating income	459.6	1.9	622.2	2.6
Interest expense, net	145.7	0.6	154.9	0.6
Other expense (income), net	4.0	—	(16.0)	(0.1)
Income before income taxes	309.9	1.3	483.3	2.1
Income tax expense	69.2	0.3	66.1	0.3
Net income	$240.7	1.0%	$417.2	1.8%

Basic net income per Class A common share	$0.42		$0.73
Diluted net income per Class A common share	0.41		0.72

Net Sales and Other Revenue
Net sales and other revenue increased 0.9% to $24,265.4 million for the first quarter of fiscal 2024 from $24,050.2 million for the first quarter of fiscal 2023. The increase in Net sales and other revenue was driven by our 1.4% increase in identical sales, with strong growth in pharmacy sales driving the identical sales increase. We also continued to grow our digital sales during the first quarter of fiscal 2024. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 15, 2024 and the 16 weeks ended June 17, 2023, respectively, were:

	16 weeks ended
	June 15, 2024	June 17, 2023
Identical sales, excluding fuel	1.4%	4.9%

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 15, 2024		June 17, 2023
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,054.0	49.7%	$12,086.8	50.3%
Fresh (3)	7,904.9	32.6	7,889.3	32.8
Pharmacy	2,622.8	10.8	2,300.1	9.6
Fuel	1,320.9	5.4	1,400.4	5.8
Other (4)	362.8	1.5	373.6	1.5
Net sales and other revenue	$24,265.4	100.0%	$24,050.2	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions, rental income and other miscellaneous revenue.

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

Gross margin rate increased to 27.8% during the first quarter of fiscal 2024 compared to 27.7% during the first quarter of fiscal 2023. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 22 basis points compared to the first quarter of fiscal 2023. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, increases in shrink, and increases in picking and delivery costs related to the continued growth in our digital sales were the primary drivers of the decrease, partially offset by our procurement and sourcing productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 25.9% of Net sales and other revenue during the first quarter of fiscal 2024 compared to 25.0% during the first quarter of fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 79 basis points. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, Merger-related costs, higher employee costs, increased store occupancy costs and additional third-party store security services, partially offset by the benefit of productivity initiatives.

Loss on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2024, net loss on property dispositions and impairment losses was $5.3 million, primarily driven by the impairment of certain technology assets. For the first quarter of fiscal 2023, net loss on property dispositions and impairment losses was $27.6 million, primarily driven by the impairment and disposal of certain technology assets.

Interest Expense, Net

Interest expense, net was $145.7 million during the first quarter of fiscal 2024 compared to $154.9 million during the first quarter of fiscal 2023. The decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during both the first quarter of fiscal 2024 and the first quarter of fiscal 2023 was 5.6%, excluding deferred financing costs and original issue discount.

Other Expense (Income), Net

For the first quarter of fiscal 2024, other expense, net was $4.0 million compared to other income, net of $16.0 million for the first quarter of fiscal 2023. Other expense, net during the first quarter of fiscal 2024 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income. Other income, net during the first quarter of fiscal 2023 was primarily driven by income related to our equity interest and gain on sale of El Rancho, as well as non-service cost components of net pension and post-retirement income, partially offset by realized losses from non-operating investments.

Income Taxes

Income tax expense was $69.2 million, representing a 22.3% effective tax rate, for the first quarter of fiscal 2024. Income tax expense was $66.1 million, representing a 13.7% effective tax rate, for the first quarter of fiscal 2023. The increase in the effective income tax rate in the first quarter of fiscal 2024 was primarily driven by the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

Net Income and Adjusted Net Income

Net income was $240.7 million, or $0.41 per Class A common share, during the first quarter of fiscal 2024 compared to $417.2 million, or $0.72 per Class A common share, during the first quarter of fiscal 2023. The first quarter of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $391.6 million, or $0.66 per Class A common share, during the first quarter of fiscal 2024 compared to $545.7 million, or $0.93 per Class A common share (which includes the tax benefit discussed above), during the first quarter of fiscal 2023.

Adjusted EBITDA

For the first quarter of fiscal 2024, Adjusted EBITDA was $1,183.9 million, or 4.9% of Net sales and other revenue, compared to $1,318.5 million, or 5.5% of Net sales and other revenue, for the first quarter of fiscal 2023.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 15, 2024	June 17, 2023
Numerator:

Net income	$240.7	$417.2
Adjustments:
Gain on energy hedges, net (d)	(0.8)	(0.6)
Business transformation (1)(b)	17.3	12.1
Equity-based compensation expense (b)	36.7	31.9
Loss on property dispositions and impairment losses, net	5.3	27.6
LIFO expense (a)	14.6	34.0
Merger-related costs (2)(b)	92.3	47.1
Certain legal and regulatory accruals and settlements, net (b)	(8.9)	—
Amortization of debt discount and deferred financing costs (c)	4.9	4.7
Amortization of intangible assets resulting from acquisitions (b)	14.7	15.4
Miscellaneous adjustments (3)(f)	19.8	(2.4)
Tax impact of adjustments to Adjusted net income	(45.0)	(41.3)
Adjusted net income	$391.6	$545.7

Denominator:

Weighted average Class A common shares outstanding - diluted	581.3	580.1
Adjustments:
Restricted stock units and awards (4)	9.3	6.7
Adjusted weighted average Class A common shares outstanding - diluted	590.6	586.8

Adjusted net income per Class A common share - diluted	$0.66	$0.93

	16 weeks ended
	June 15, 2024	June 17, 2023
Net income per Class A common share - diluted	$0.41	$0.72
Non-GAAP adjustments (5)	0.26	0.22
Restricted stock units and awards (4)	(0.01)	(0.01)
Adjusted net income per Class A common share - diluted	$0.66	$0.93

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	16 weeks ended
	June 15, 2024	June 17, 2023
Adjusted net income (6)	$391.6	$545.7
Tax impact of adjustments to Adjusted net income	45.0	41.3
Income tax expense	69.2	66.1
Amortization of debt discount and deferred financing costs (c)	(4.9)	(4.7)
Interest expense, net	145.7	154.9
Amortization of intangible assets resulting from acquisitions (b)	(14.7)	(15.4)
Depreciation and amortization (e)	552.0	530.6
Adjusted EBITDA	$1,183.9	$1,318.5
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation.
(2) Primarily relates to third-party legal and advisor fees and retention program expense related to the proposed Merger.
(3) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 15, 2024	June 17, 2023
Non-cash lease-related adjustments	$1.0	$—
Lease and lease-related costs for surplus and closed stores	5.4	6.6
Net realized and unrealized loss (gain) on non-operating investments	3.2	(4.6)
Other (i)	10.2	(4.4)
Total miscellaneous adjustments	$19.8	$(2.4)
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net

(d) Gain on energy hedges, net:

	16 weeks ended
	June 15, 2024	June 17, 2023
Cost of sales	$0.1	$1.3
Selling and administrative expenses	(0.9)	(1.9)
Total Gain on energy hedges, net	$(0.8)	$(0.6)

(e) Depreciation and amortization:

	16 weeks ended
	June 15, 2024	June 17, 2023
Cost of sales	$53.6	$46.7
Selling and administrative expenses	498.4	483.9
Total Depreciation and amortization	$552.0	$530.6

(f) Miscellaneous adjustments:

	16 weeks ended
	June 15, 2024	June 17, 2023
Selling and administrative expenses	$12.4	$10.0
Other expense (income), net	7.4	(12.4)
Total Miscellaneous adjustments	$19.8	$(2.4)
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 15, 2024	June 17, 2023
Cash and cash equivalents and restricted cash at end of period	$295.3	$233.2
Cash flows provided by operating activities	960.9	838.3
Cash flows used in investing activities	(538.0)	(453.9)
Cash flows used in financing activities	(320.8)	(615.0)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $960.9 million for the first 16 weeks of fiscal 2024 compared to $838.3 million for the first 16 weeks of fiscal 2023. The increase in cash flow from operations compared to the first 16 weeks of fiscal 2023 was due to changes in working capital, primarily related to lower inventory, and less cash paid for taxes and interest, partially offset by a decrease in Adjusted EBITDA and higher Merger-related costs during the first 16 weeks of fiscal 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $538.0 million for the first 16 weeks of fiscal 2024 compared to $453.9 million for the first 16 weeks of fiscal 2023.

For the first 16 weeks of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $543.0 million, partially offset by proceeds from the sale of assets of $3.8 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 16 weeks of fiscal 2024 included the completion of 17 remodels, the opening of one new store and continued investment in our digital and technology platforms. For the first 16 weeks of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $622.5 million, partially offset by proceeds from the sale of assets of $169.3 million, primarily related to the sale of our equity interest in El Rancho. Payments for property, equipment and intangibles in the first 16 weeks of fiscal 2023 included the completion of 43 remodels, the opening of two new stores and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $320.8 million during the first 16 weeks of fiscal 2024 compared to net cash used in financing activities of $615.0 million during the first 16 weeks of fiscal 2023.

Net cash used in financing activities during the first 16 weeks of fiscal 2024 consisted primarily of the $200.0 million repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of restricted stock units. Net cash used in financing activities during the first 16 weeks of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of restricted stock units.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $69.5 million ($0.12 per common share) and $69.0 million ($0.12 per common share) during the first 16 weeks of fiscal 2024 and first 16 weeks of fiscal 2023, respectively. On July 11, 2024, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on August 9, 2024 to stockholders of record as of the close of business on July 26, 2024.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be approximately $5.1 billion, which includes anticipated requirements for working capital, Merger costs, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

As of June 15, 2024, we had no borrowings outstanding under our ABL Facility and total availability of $3,954.2 million (net of letter of credit usage).

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting

Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the SEC on April 22, 2024, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the SEC on April 22, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the SEC on April 22, 2024, under the heading "Risk Factors."
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the first quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	July 23, 2024	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 23, 2024	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)