Form 10-Q
period 2024-09-07
Albertsons Companies, Inc.
filed 2024-10-15
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 11, 2024, the registrant had 579,348,079 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 7, 2024	February 24, 2024
ASSETS
Current assets
Cash and cash equivalents	$280.0	$188.7
Receivables, net	897.6	724.4
Inventories, net	5,042.7	4,945.2
Other current assets	426.3	429.2
Total current assets	6,646.6	6,287.5

Property and equipment, net	9,551.4	9,570.3
Operating lease right-of-use assets	6,022.6	5,981.6
Intangible assets, net	2,377.9	2,434.5
Goodwill	1,201.0	1,201.0
Other assets	728.9	746.2
TOTAL ASSETS	$26,528.4	$26,221.1

LIABILITIES
Current liabilities
Accounts payable	$4,221.9	$4,218.2
Accrued salaries and wages	1,352.2	1,302.6
Current maturities of long-term debt and finance lease obligations	129.1	285.2
Current maturities of operating lease obligations	679.3	677.6
Other current liabilities	1,039.9	974.1
Total current liabilities	7,422.4	7,457.7

Long-term debt and finance lease obligations	7,779.3	7,783.4
Long-term operating lease obligations	5,615.1	5,493.2
Deferred income taxes	727.5	807.6
Other long-term liabilities	1,963.8	1,931.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 597,711,686 and 594,445,268 shares issued as of September 7, 2024 and February 24, 2024, respectively	6.0	5.9
Additional paid-in capital	2,152.3	2,129.6
Treasury stock, at cost, 18,404,201 and 18,397,745 shares held as of September 7, 2024 and February 24, 2024, respectively	(304.2)	(304.2)
Accumulated other comprehensive income	92.6	88.0
Retained earnings	1,073.6	828.2
Total stockholders' equity	3,020.3	2,747.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,528.4	$26,221.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Net sales and other revenue	$18,551.5	$18,290.7	$42,816.9	$42,340.9
Cost of sales	13,430.2	13,249.2	30,956.7	30,636.7
Gross margin	5,121.3	5,041.5	11,860.2	11,704.2

Selling and administrative expenses	4,785.4	4,595.5	11,059.4	10,608.4
Loss (gain) on property dispositions and impairment losses, net	43.9	(8.4)	49.2	19.2
Operating income	292.0	454.4	751.6	1,076.6

Interest expense, net	103.6	111.9	249.3	266.8
Other expense (income), net	1.9	8.1	5.9	(7.9)
Income before income taxes	186.5	334.4	496.4	817.7

Income tax expense	41.0	67.5	110.2	133.6
Net income	$145.5	$266.9	$386.2	$684.1

Other comprehensive income (loss), net of tax
Recognition of pension gain (loss)	2.9	(1.9)	1.9	(2.5)
Other	3.0	0.4	2.7	2.1
Other comprehensive income (loss)	$5.9	$(1.5)	$4.6	$(0.4)

Comprehensive income	$151.4	$265.4	$390.8	$683.7

Net income per Class A common share
Basic net income per Class A common share	$0.25	$0.46	$0.67	$1.19
Diluted net income per Class A common share	0.25	0.46	0.66	1.18

Weighted average Class A common shares outstanding (in millions)
Basic	580.1	576.0	579.5	574.7
Diluted	583.2	581.9	582.4	580.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 7, 2024	September 9, 2023
Cash flows from operating activities:
Net income	$386.2	$684.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on property dispositions and impairment losses, net	49.2	19.2
Depreciation and amortization	973.9	945.2
Operating lease right-of-use assets amortization	364.3	357.0
LIFO expense	19.4	60.2
Deferred income tax	(86.7)	(85.8)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(29.3)	(12.1)
Deferred financing costs	8.6	8.4
Equity-based compensation expense	66.2	57.2
Other operating activities	17.0	(12.3)
Changes in operating assets and liabilities:
Receivables, net	(174.0)	(21.3)
Inventories, net	(116.9)	(326.6)
Accounts payable, accrued salaries and wages and other accrued liabilities	88.5	35.1
Operating lease liabilities	(280.6)	(274.7)
Self-insurance assets and liabilities	21.2	40.3
Other operating assets and liabilities	67.1	(126.0)
Net cash provided by operating activities	1,374.1	1,347.9

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(952.3)	(1,084.3)
Proceeds from sale of assets	19.8	195.1
Other investing activities	7.2	(0.9)
Net cash used in investing activities	(925.3)	(890.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	50.0	50.0
Payments on long-term borrowings, including ABL facility	(200.4)	(500.5)
Payments of obligations under finance leases	(26.9)	(29.1)
Dividends paid on common stock	(139.0)	(138.0)
Dividends paid on convertible preferred stock	—	(0.8)
Employee tax withholding on vesting of restricted stock units	(41.5)	(35.1)
Other financing activities	—	2.4
Net cash used in financing activities	(357.8)	(651.1)

Net increase (decrease) in cash and cash equivalents and restricted cash	91.0	(193.3)
Cash and cash equivalents and restricted cash at beginning of period	193.2	463.8
Cash and cash equivalents and restricted cash at end of period	$284.2	$270.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 24, 2024	594,445,268	$5.9	$2,129.6	18,397,745	$(304.2)	$88.0	$828.2	$2,747.5
Equity-based compensation	—	—	34.4	—	—	—	—	34.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,048,974	0.1	(38.6)	—	—	—	—	(38.5)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	240.7	240.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Other activity	—	—	0.8	6,456	—	—	(1.0)	(0.2)
Balance as of June 15, 2024	597,494,242	$6.0	$2,126.2	18,404,201	$(304.2)	$86.7	$998.4	$2,913.1
Equity-based compensation	—	—	27.9	—	—	—	—	27.9
Shares issued and employee tax withholding on vesting of restricted stock units	217,444	—	(2.9)	—	—	—	—	(2.9)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	145.5	145.5
Other comprehensive income, net of tax	—	—	—	—	—	5.9	—	5.9
Other activity	—	—	1.1	—	—	—	(0.8)	0.3
Balance as of September 7, 2024	597,711,686	$6.0	$2,152.3	18,404,201	$(304.2)	$92.6	$1,073.6	$3,020.3

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2024 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the Securities and Exchange Commission (the "SEC") on April 22, 2024. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 7, 2024 and September 9, 2023.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.2 million and $4.5 million of restricted cash as of September 7, 2024 and February 24, 2024, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $4.8 million and $26.2 million for the 12 weeks ended September 7, 2024 and September 9, 2023, respectively, and $19.4 million and $60.2 million for the 28 weeks ended September 7, 2024 and September 9, 2023, respectively.

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

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock ("Series A preferred stock") and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). As of September 7, 2024 and February 24, 2024, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $41.0 million, representing a 22.0% effective tax rate, for the 12 weeks ended September 7, 2024. The Company's effective tax rate for the 12 weeks ended September 7, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits. Income tax expense was $67.5 million, representing a 20.2% effective tax rate, for the 12 weeks ended September 9, 2023. The Company's effective tax rate for the 12 weeks ended September 9, 2023 differs from the federal income tax statutory rate of 21% primarily due to the recognition of discrete state income tax benefits related to audit settlements and favorable legislation during the 12 weeks ended September 9, 2023.

Income tax expense was $110.2 million, representing a 22.2% effective tax rate, for the 28 weeks ended September 7, 2024. The Company's effective tax rate for the 28 weeks ended September 7, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits and the reduction of a reserve for an uncertain tax position due to the expiration of a state statute. Income tax expense was $133.6 million, representing a 16.3% effective tax rate, for the 28 weeks ended September 9, 2023. The Company's effective tax rate for the 28 weeks ended September 9, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, as well as discrete benefits recognized for state income taxes.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $490.4 million and $376.1 million as of September 7, 2024 and February 24, 2024, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 7, 2024 and February 24, 2024.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $97.3 million and $111.4 million as of September 7, 2024 and February 24, 2024, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 7, 2024		September 9, 2023		September 7, 2024		September 9, 2023
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,265.0	49.9%	$9,236.9	50.5%	$21,319.0	49.8%	$21,323.7	50.4%
Fresh (3)	5,917.4	31.9	5,919.4	32.4	13,822.3	32.3	13,808.7	32.6
Pharmacy	2,132.0	11.5	1,741.0	9.5	4,754.8	11.1	4,041.1	9.5
Fuel	951.3	5.2	1,126.8	6.1	2,272.2	5.3	2,527.2	6.0
Other (4)	285.8	1.5	266.6	1.5	648.6	1.5	640.2	1.5
Net sales and other revenue	$18,551.5	100.0%	$18,290.7	100.0%	$42,816.9	100.0%	$42,340.9	100.0%
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

In accordance with the Merger Agreement, the Company has extended the original outside date of January 13, 2024 to October 9, 2024 (the "Outside Date"). The Parent will be obligated to pay a termination fee of $600 million to the Company if the Merger Agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied. As of the time of filing this Quarterly Report on Form 10-Q, neither the Company nor Parent has provided a notice of termination with respect to the Merger Agreement.

On February 26, 2024, the FTC instituted an administrative proceeding to prohibit the Merger. On the same day, the FTC (joined by nine states) filed suit in the United States District Court for the District of Oregon, requesting a preliminary injunction to enjoin the Merger (the "Federal Action"). On January 15, 2024 and February 14, 2024, the attorneys general of States of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the Merger. In the Federal Action, the Company and Parent have stipulated to a temporary restraining order that prevents the Merger from closing until 11:59 PM Eastern Time on the fifth business day after the court rules on the FTC's motion for a preliminary injunction or until after the date set by the court, whichever is later. The FTC administrative proceeding and the preliminary injunction hearing in the Federal Action have concluded and the Company awaits a decision. A trial on the State of Washington's request for a permanent injunction has concluded and the Company awaits a decision. In conjunction with the State of Washington's suit, the Company and Parent have committed that they will not close the Merger until five days after that court rules (so long as that ruling occurs by a certain date). In the Colorado case, the trial on the permanent injunction is ongoing. In addition to these regulatory actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the Merger. That case is stayed pending resolution of the FTC's motion for a preliminary injunction.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of September 7, 2024 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$17.2	$6.2	$11.0	$—
Non-current investments (2)	109.6	6.7	102.9	—
Total	$126.8	$12.9	$113.9	$—

Liabilities:
Derivative contracts (3)	$1.5	$—	$1.5	$—
Total	$1.5	$—	$1.5	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other current liabilities.

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 7, 2024, the fair value of total debt was $7,411.9 million compared to the carrying value of $7,533.8 million, excluding debt discounts and deferred financing costs. As of February 24, 2024, the fair value of total debt was $7,457.2 million compared to the carrying value of $7,684.2 million, excluding debt discounts and deferred financing costs.
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

During the 12 weeks ended September 7, 2024, the Company recorded impairment losses of $39.8 million, primarily related to equipment from the closing of our micro-fulfillment centers and $13.5 million of retail store impairment losses. The impairment losses are included as a component of Loss (gain) on property dispositions and impairment losses, net.

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 7, 2024 and February 24, 2024, net of unamortized debt discounts of $30.8 million and $33.3 million, respectively, and deferred financing costs of $36.8 million and $42.7 million, respectively, consisted of the following (in millions):

	September 7, 2024	February 24, 2024
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,512.0	$6,506.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	482.6	480.1
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.7	375.4
ABL Facility	50.0	200.0
Other financing obligations	29.6	29.9
Mortgage notes payable, secured	16.3	16.4
Finance lease obligations	442.2	460.4
Total debt	7,908.4	8,068.6
Less current maturities	(129.1)	(285.2)
Long-term portion	$7,779.3	$7,783.4

ABL Facility

As of September 7, 2024, there was $50.0 million outstanding under the ABL Facility as the Company repaid $200.0 million and borrowed $50.0 million during the 28 weeks ended September 7, 2024, and letters of credit ("LOC") issued under the LOC sub-facility was $41.7 million. As of February 24, 2024, there was $200.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $48.3 million.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Estimated return on plan assets	$(21.1)	$(22.7)	$—	$—
Service cost	3.9	4.0	—	—
Interest cost	19.3	19.3	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.8)	(2.4)	(0.2)	(0.2)
Settlement loss	4.7	—	—	—
Expense (income), net	$6.1	$(1.7)	$(0.1)	$(0.1)

	28 weeks ended
	Pension		Other post-retirement benefits
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Estimated return on plan assets	$(49.2)	$(53.0)	$—	$—
Service cost	9.0	9.3	—	—
Interest cost	45.2	45.0	0.3	0.3
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial gain	(2.0)	(3.0)	(0.4)	(0.5)
Settlement loss	4.7	—	—	—
Expense (income), net	$7.9	$(1.5)	$(0.1)	$(0.2)

The Company contributed $24.4 million and $37.1 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 7, 2024, respectively. For the 12 and 28 weeks ended September 9, 2023, the company contributed $3.9 million and $10.4 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $50.3 million to these plans for the remainder of fiscal 2024.

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court's rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. Both sides' motions are pending. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. At a pretrial conference on March 4, 2024, the District Court reset the trial for September 30, 2024. On May 20, 2024, the District Court heard oral argument on the pending motions. On May 22, 2024, the Company and co-defendant filed a motion to continue the trial to January 2025, but in any event no earlier than November 2024. On August 5, 2024, the District Court granted the motion to continue the trial. On September 16, 2024, the District Court set trial to begin on February 3, 2025. The District Court has not set any trial date for Proctor as of yet, and no motions are pending in that case.

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

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 85 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for three so called "bellwether" actions in Tarrant County (Texas), Town of Hull (Massachusetts) and Monterey County (California). In the Tarrant County bellwether, the Company's motion for summary judgment is pending before the Court. Discover in the two remaining bellwethers will begin shortly. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend several of their complaints, seeking leave from the MDL court to add the Company to over 150 of additional lawsuits. The Company's response to the Omnibus Motion is due December 6, 2024.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters pending in Nevada state court. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by our insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state court claims, three claims are currently proceeding through discovery, with trial dates scheduled in 2025. Those matters are pending in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss.

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

Other Commitments

In the ordinary course of business, the Company enters into various supply contracts for goods and contracts for fixed assets and information technology. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

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

	28 weeks ended September 7, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	3.7	—	3.7
Amounts reclassified from accumulated other comprehensive income (1)	2.5	2.5	—
Tax expense	(1.6)	(0.6)	(1.0)
Current-period other comprehensive income, net of tax	4.6	1.9	2.7
Ending AOCI balance	$92.6	$89.4	$3.2

	28 weeks ended September 9, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income (1)	(3.3)	(3.3)	—
Tax benefit (expense)	0.1	0.8	(0.7)
Current-period other comprehensive (loss) income, net of tax	(0.4)	(2.5)	2.1
Ending AOCI balance	$68.9	$69.2	$(0.3)
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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Basic net income per Class A common share
Net income	$145.5	$266.9	$386.2	$684.1
Accrued dividends on Convertible Preferred Stock	—	—	—	(0.3)
Earnings allocated to Convertible Preferred Stock	—	—	—	(0.6)
Net income allocated to Class A common stockholders - Basic	$145.5	$266.9	$386.2	$683.2

Weighted average Class A common shares outstanding - Basic (1)	580.1	576.0	579.5	574.7

Basic net income per Class A common share	$0.25	$0.46	$0.67	$1.19

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$145.5	$266.9	$386.2	$683.2
Accrued dividends on Convertible Preferred Stock	—	—	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—	—
Net income allocated to Class A common stockholders - Diluted	$145.5	$266.9	$386.2	$683.2

Weighted average Class A common shares outstanding - Basic (1)	580.1	576.0	579.5	574.7
Dilutive effect of:
Restricted stock units and awards	3.1	5.9	2.9	5.6
Convertible Preferred Stock (2)	—	—	—	—
Weighted average Class A common shares outstanding - Diluted (3)	583.2	581.9	582.4	580.3

Diluted net income per Class A common share	$0.25	$0.46	$0.66	$1.18
(1) The number of Class A common shares remaining to be issued for the 12 and 28 weeks ended September 7, 2024 and September 9, 2023 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 28 weeks ended September 9, 2023, 0.6 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 7, 2024 and September 9, 2023 were not material.

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements include:

•    uncertainties related to our ability to close the transactions contemplated by the Merger Agreement, including resolution of the pending legal actions related to the Merger;
•    erosion of consumer confidence in our business as a result of the Merger;
•    restrictions on our ability to operate as a result of the Merger Agreement and the impact of the costs related to the Merger;
•    challenges in retaining and motivating our associates until the closing of the Merger, particularly following the public announcement of the locations and operations to be divested, with difficulties in attracting new employees during the pendency of the Merger;
•    litigation in connection with, or related to the transactions contemplated by, the Merger Agreement which may arise out of pending regulatory actions;
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

SECOND QUARTER OF FISCAL 2024 OVERVIEW

We are one of the largest food retailers in the United States, with 2,267 stores across 34 states and the District of Columbia as of September 7, 2024. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of September 7, 2024, who serve on average 36.8 million customers each week. Additionally, as of September 7, 2024, we operated 1,726 pharmacies, 1,330 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

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

Second quarter of fiscal 2024 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2024 include:
•Identical sales increased 2.5%
•Digital sales increased 24%
•Loyalty members increased 15% to 43.0 million
•Net income of $146 million, or $0.25 per Class A common share
•Adjusted net income of $301 million, or $0.51 per Class A common share
•Adjusted EBITDA of $901 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Stores, beginning of period	2,269	2,272	2,269	2,271
Opened	1	1	2	3
Closed	(3)	(1)	(4)	(2)
Stores, end of period	2,267	2,272	2,267	2,272
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Less than 30,000	214	218	9.5%	9.6%	4.9	4.9
30,000 to 50,000	778	779	34.3%	34.3%	32.6	32.7
More than 50,000	1,275	1,275	56.2%	56.1%	75.3	75.3
Total stores	2,267	2,272	100.0%	100.0%	112.8	112.9
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Second Quarter of Fiscal 2024 and the First 28 weeks of Fiscal 2024 to the Second Quarter of Fiscal 2023 and the First 28 weeks of Fiscal 2023.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 7, 2024 ("second quarter of fiscal 2024" and "first 28 weeks of fiscal 2024") and 12 and 28 weeks ended September 9, 2023 ("second quarter of fiscal 2023" and "first 28 weeks of fiscal 2023") (dollars in millions, except per share data).

	12 weeks ended
	September 7, 2024	% of Sales	September 9, 2023	% of Sales
Net sales and other revenue	$18,551.5	100.0%	$18,290.7	100.0%
Cost of sales	13,430.2	72.4	13,249.2	72.4
Gross margin	5,121.3	27.6	5,041.5	27.6
Selling and administrative expenses	4,785.4	25.8	4,595.5	25.1
Loss (gain) on property dispositions and impairment losses, net	43.9	0.2	(8.4)	—
Operating income	292.0	1.6	454.4	2.5
Interest expense, net	103.6	0.6	111.9	0.6
Other expense, net	1.9	—	8.1	—
Income before income taxes	186.5	1.0	334.4	1.9
Income tax expense	41.0	0.2	67.5	0.4
Net income	$145.5	0.8%	$266.9	1.5%

Basic net income per Class A common share	$0.25		$0.46
Diluted net income per Class A common share	0.25		0.46

	28 weeks ended
	September 7, 2024	% of Sales	September 9, 2023	% of Sales
Net sales and other revenue	$42,816.9	100.0%	$42,340.9	100.0%
Cost of sales	30,956.7	72.3	30,636.7	72.4
Gross margin	11,860.2	27.7	11,704.2	27.6
Selling and administrative expenses	11,059.4	25.8	10,608.4	25.1
Loss on property dispositions and impairment losses, net	49.2	0.1	19.2	—
Operating income	751.6	1.8	1,076.6	2.5
Interest expense, net	249.3	0.6	266.8	0.6
Other expense (income), net	5.9	—	(7.9)	—
Income before income taxes	496.4	1.2	817.7	1.9
Income tax expense	110.2	0.3	133.6	0.3
Net income	$386.2	0.9%	$684.1	1.6%

Basic net income per Class A common share	$0.67		$1.19
Diluted net income per Class A common share	0.66		1.18

Net Sales and Other Revenue
Net sales and other revenue increased 1.4% to $18,551.5 million for the second quarter of fiscal 2024 from $18,290.7 million for the second quarter of fiscal 2023. The increase in Net sales and other revenue was driven by our 2.5% increase in identical sales, with strong growth in pharmacy sales driving the identical sales increase. We also continued to grow our digital sales during the second quarter of fiscal 2024. The increase in Net sales and other revenue was partially offset by lower fuel sales.

Net sales and other revenue increased 1.1% to $42,816.9 million for the first 28 weeks of fiscal 2024 from $42,340.9 million for the first 28 weeks of fiscal 2023. The increase in Net sales and other revenue was primarily driven by our 1.9% increase in identical sales, with strong growth in pharmacy sales driving the identical sales increase. We also continued to grow our digital sales during the first 28 weeks of fiscal 2024. The increase in Net Sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 7, 2024 and the 12 and 28 weeks ended September 9, 2023, respectively, were:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Identical sales, excluding fuel	2.5%	2.9%	1.9%	4.0%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 7, 2024		September 9, 2023		September 7, 2024		September 9, 2023
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,265.0	49.9%	$9,236.9	50.5%	$21,319.0	49.8%	$21,323.7	50.4%
Fresh (3)	5,917.4	31.9	5,919.4	32.4	13,822.3	32.3	13,808.7	32.6
Pharmacy	2,132.0	11.5	1,741.0	9.5	4,754.8	11.1	4,041.1	9.5
Fuel	951.3	5.2	1,126.8	6.1	2,272.2	5.3	2,527.2	6.0
Other (4)	285.8	1.5	266.6	1.5	648.6	1.5	640.2	1.5
Net sales and other revenue	$18,551.5	100.0%	$18,290.7	100.0%	$42,816.9	100.0%	$42,340.9	100.0%
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

Gross margin rate was unchanged at 27.6% during both the second quarter of fiscal 2024 and the second quarter of fiscal 2023. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 44 basis points compared to the second quarter of fiscal 2023. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in picking and delivery costs related to the continued growth in our digital sales were the primary drivers of the decrease, partially offset by the benefits from our procurement and sourcing productivity initiatives.

Gross margin rate increased to 27.7% during the first 28 weeks of fiscal 2024 compared to 27.6% during the first 28 weeks of fiscal 2023. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 31 basis points compared to the first 28 weeks of fiscal 2023. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, increases in shrink during the first quarter of fiscal 2024, and increases in picking and delivery costs related to the continued growth in our digital sales were the primary drivers of the decrease, partially offset by the benefits from our procurement and sourcing productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 25.8% of Net sales and other revenue during the second quarter of fiscal 2024 compared to 25.1% during the second quarter of fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 41 basis points. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, Merger-related costs, higher employee costs, increased business transformation costs and additional third-party store security services, partially offset by the benefits from our productivity initiatives.

Selling and administrative expenses increased to 25.8% of Net sales and other revenue during the first 28 weeks of fiscal 2024 compared to 25.1% of Net sales and other revenue for the first 28 weeks of fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 63 basis points during the first 28 weeks of fiscal 2024 compared to the first 28 weeks of fiscal 2023. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, Merger-related costs, higher employee costs, increased store occupancy costs and additional third-party store security services, partially offset by the benefits from our productivity initiatives.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2024, net loss on property dispositions and impairment losses was $43.9 million, primarily driven by $53.3 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers and $13.5 million of retail store impairment losses, partially offset by $9.4 million of gains from the sale of real estate assets. For the second quarter of fiscal 2023, net gain on property dispositions and impairment losses was $8.4 million, primarily driven by $8.4 million of gains from the sale of real estate assets.

For the first 28 weeks of fiscal 2024, net loss on property dispositions and impairment losses was $49.2 million, primarily driven by $56.8 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers, $13.5 million of retail store impairment losses and $3.5 million related to certain technology assets, partially offset by $7.6 million of gains from the sale of real estate assets. For the first 28 weeks of fiscal 2023, net loss on property dispositions and impairment losses was $19.2 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $103.6 million during the second quarter of fiscal 2024 compared to $111.9 million during the second quarter of fiscal 2023. The decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during the second quarter of fiscal 2024 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.6% during the second quarter of fiscal 2023.

Interest expense, net was $249.3 million during the first 28 weeks of fiscal 2024 compared to $266.8 million during the first 28 weeks of fiscal 2023. The decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during first 28 weeks of fiscal 2024 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.6% during the first 28 weeks of fiscal 2023.

Other Expense (Income), Net

For the second quarter of fiscal 2024, Other expense, net was $1.9 million compared to $8.1 million for the second quarter of fiscal 2023. Other expense, net during the second quarter of fiscal 2024 was primarily driven by non-service cost components of net pension and post-retirement expense, partially offset by unrealized gains from non-operating investments. Other expense, net during the second quarter of fiscal 2023 was primarily driven by realized and unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income.

For the first 28 weeks of fiscal 2024, Other expense, net was $5.9 million compared to other income, net of $7.9 million for the first 28 weeks of fiscal 2023. Other expense, net during the first 28 weeks of fiscal 2024 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income. Other income, net during the first 28 weeks of fiscal 2023 was primarily driven by non-service cost components of net pension and post-retirement income and income related to our equity interest and gain on sale of El Rancho in the first quarter of fiscal 2023, partially offset by realized and unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $41.0 million, representing a 22.0% effective tax rate, for the second quarter of fiscal 2024. Income tax expense was $67.5 million, representing a 20.2% effective tax rate, for the second quarter of fiscal 2023. The increase in the effective income tax rate in the second quarter of fiscal 2024 was primarily driven by the recognition of discrete state income tax benefits related to audit settlements and favorable legislation during the second quarter of fiscal 2023.

Income tax expense was $110.2 million, representing a 22.2% effective tax rate, for the first 28 weeks of fiscal 2024. Income tax expense was $133.6 million, representing a 16.3% effective tax rate, for the first 28 weeks of fiscal 2023. The increase in the effective income tax rate was primarily driven by the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

Net Income and Adjusted Net Income

Net income was $145.5 million, or $0.25 per Class A common share, during the second quarter of fiscal 2024 compared to $266.9 million, or $0.46 per Class A common share, during the second quarter of fiscal 2023. Adjusted net income was $301.0 million, or $0.51 per Class A common share, during the second quarter of fiscal 2024 compared to $367.7 million, or $0.63 per Class A common share, during the second quarter of fiscal 2023.

Net income was $386.2 million, or $0.66 per Class A common share, during the first 28 weeks of fiscal 2024 compared to $684.1, or $1.18 per Class A common share, during the first 28 weeks of fiscal 2023. The first 28 weeks of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $692.6 million, or $1.17 per Class A common share, during the first 28 weeks of fiscal 2024 compared to $913.4 million, or $1.56 per Class A common share (which includes the tax benefit discussed above), during the first 28 weeks of fiscal 2023.

Adjusted EBITDA

For the second quarter of fiscal 2024, Adjusted EBITDA was $900.6 million, or 4.9% of Net sales and other revenue, compared to $976.9 million, or 5.3% of Net sales and other revenue, for the second quarter of fiscal 2023. For the first 28 weeks of fiscal 2024, Adjusted EBITDA was $2,084.5 million, or 4.9% of Net sales and other revenue, compared to $2,295.4 million, or 5.4% of Net sales and other revenue for the first 28 weeks of fiscal 2023.

Reconciliation of Non-GAAP Measures

The following tables reconcile Net income to Adjusted net income, and Net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Numerator:

Net income	$145.5	$266.9	$386.2	$684.1
Adjustments:
Loss (gain) on energy hedges, net (d)	2.4	(4.8)	1.6	(5.4)
Business transformation (1)(b)	20.5	13.5	37.8	25.6
Equity-based compensation expense (b)	29.5	25.3	66.2	57.2
Loss (gain) on property dispositions and impairment losses, net	43.9	(8.4)	49.2	19.2
LIFO expense (a)	4.8	26.2	19.4	60.2
Merger-related costs (2)(b)	67.4	41.2	159.7	88.3
Certain legal and regulatory accruals and settlements, net (b)	8.7	—	(0.2)	—
Amortization of debt discount and deferred financing costs (c)	3.6	3.6	8.5	8.3
Amortization of intangible assets resulting from acquisitions (b)	11.1	11.1	25.8	26.5
Miscellaneous adjustments (3)(f)	11.4	23.0	31.2	20.6
Tax impact of adjustments to Adjusted net income	(47.8)	(29.9)	(92.8)	(71.2)
Adjusted net income	$301.0	$367.7	$692.6	$913.4

Denominator:

Weighted average Class A common shares outstanding - diluted	583.2	581.9	582.4	580.3
Adjustments:
Convertible Preferred Stock (4)	—	—	—	0.6
Restricted stock units and awards (5)	8.0	5.1	8.2	5.4
Adjusted weighted average Class A common shares outstanding - diluted	591.2	587.0	590.6	586.3

Adjusted net income per Class A common share - diluted	$0.51	$0.63	$1.17	$1.56

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Net income per Class A common share - diluted	$0.25	$0.46	$0.66	$1.18
Non-GAAP adjustments (6)	0.27	0.17	0.53	0.39
Restricted stock units and awards (5)	(0.01)	—	(0.02)	(0.01)
Adjusted net income per Class A common share - diluted	$0.51	$0.63	$1.17	$1.56

The following table is a reconciliation of Adjusted net income to Adjusted EBITDA:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Adjusted net income (7)	$301.0	$367.7	$692.6	$913.4
Tax impact of adjustments to Adjusted net income	47.8	29.9	92.8	71.2
Income tax expense	41.0	67.5	110.2	133.6
Amortization of debt discount and deferred financing costs (c)	(3.6)	(3.6)	(8.5)	(8.3)
Interest expense, net	103.6	111.9	249.3	266.8
Amortization of intangible assets resulting from acquisitions (b)	(11.1)	(11.1)	(25.8)	(26.5)
Depreciation and amortization (e)	421.9	414.6	973.9	945.2
Adjusted EBITDA	$900.6	$976.9	$2,084.5	$2,295.4
(1) Includes costs associated with third-party consulting fees related to our operational priorities and associated business transformation.
(2) Primarily relates to third-party legal and advisor fees and retention program expense related to the proposed Merger.
(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Non-cash lease-related adjustments	$0.9	$0.3	$1.9	$0.3
Lease and lease-related costs for surplus and closed stores	3.7	4.2	9.1	10.8
Net realized and unrealized (gain) loss on non-operating investments	(0.6)	8.9	2.6	4.3
Other (i)	7.4	9.6	17.6	5.2
Total miscellaneous adjustments	$11.4	$23.0	$31.2	$20.6
(i)    Primarily includes adjustments for pension settlement loss, unconsolidated equity investments and other costs not considered in our core performance.
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Loss (gain) on energy hedges, net:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Cost of sales	$2.3	$(5.1)	$2.4	$(3.8)
Selling and administrative expenses	0.1	0.3	(0.8)	(1.6)
Total Loss (gain) on energy hedges, net	$2.4	$(4.8)	$1.6	$(5.4)

(e) Depreciation and amortization:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Cost of sales	$41.8	$38.3	$95.4	$85.0
Selling and administrative expenses	380.1	376.3	878.5	860.2
Total Depreciation and amortization	$421.9	$414.6	$973.9	$945.2

(f) Miscellaneous adjustments:

	12 weeks ended		28 weeks ended
	September 7, 2024	September 9, 2023	September 7, 2024	September 9, 2023
Selling and administrative expenses	$12.0	$11.9	$24.4	$21.9
Other expense (income), net	(0.6)	11.1	6.8	(1.3)
Total Miscellaneous adjustments	$11.4	$23.0	$31.2	$20.6

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 7, 2024	September 9, 2023
Cash and cash equivalents and restricted cash at end of period	$284.2	$270.5
Cash flows provided by operating activities	1,374.1	1,347.9
Cash flows used in investing activities	(925.3)	(890.1)
Cash flows used in financing activities	(357.8)	(651.1)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,374.1 million for the first 28 weeks of fiscal 2024 compared to $1,347.9 million for the first 28 weeks of fiscal 2023. The change in cash flow from operations compared to the first 28 weeks of fiscal 2023 was due to changes in working capital, primarily related to lower inventory, a decrease in multiemployer pension withdrawal liability payments and less cash paid for taxes and interest, partially offset by a decrease in Adjusted EBITDA, higher Merger-related costs and an increase in contributions to our defined benefit pension plans during the first 28 weeks of fiscal 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $925.3 million for the first 28 weeks of fiscal 2024 compared to $890.1 million for the first 28 weeks of fiscal 2023.

For the first 28 weeks of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $952.3 million, partially offset by proceeds from the sale of assets of $19.8 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2024 included the completion of 44 remodels, the opening of two new stores and continued investment in our digital and technology platforms. For the first 28 weeks of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,084.3 million, partially offset by proceeds from the sale of assets of $195.1 million, primarily related to the sale of our equity interest in El Rancho during the first quarter of fiscal 2023. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2023 included the completion of 80 remodels, the opening of three new stores and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $357.8 million during the first 28 weeks of fiscal 2024 compared to net cash used in financing activities of $651.1 million during the first 28 weeks of fiscal 2023.

Net cash used in financing activities during the first 28 weeks of fiscal 2024 consisted primarily of the $200.0 million repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility. Net cash used in financing activities during the first 28 weeks of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $139.0 million ($0.24 per common share) and $138.0 million ($0.24 per common share) during the first 28 weeks of fiscal 2024 and first 28 weeks of fiscal 2023, respectively. On October 15, 2024, we announced the next quarterly dividend payment of $0.12 per share of Class A common stock to be paid on November 8, 2024 to stockholders of record as of the close of business on October 28, 2024.

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

As of September 7, 2024, we had $50.0 million borrowings outstanding under our ABL Facility and total availability of $3,908.3 million (net of letter of credit usage).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c) Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None.
Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the second quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	October 15, 2024	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 15, 2024	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)