Form 10-Q
period 2024-11-30
Albertsons Companies, Inc.
filed 2025-01-08
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 3, 2025, the registrant had 579,379,327 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	November 30, 2024	February 24, 2024
ASSETS
Current assets
Cash and cash equivalents	$202.3	$188.7
Receivables, net	929.0	724.4
Inventories, net	5,137.2	4,945.2
Other current assets	397.0	429.2
Total current assets	6,665.5	6,287.5

Property and equipment, net	9,632.9	9,570.3
Operating lease right-of-use assets	6,094.9	5,981.6
Intangible assets, net	2,349.3	2,434.5
Goodwill	1,201.0	1,201.0
Other assets	721.7	746.2
TOTAL ASSETS	$26,665.3	$26,221.1

LIABILITIES
Current liabilities
Accounts payable	$4,026.1	$4,218.2
Accrued salaries and wages	1,352.0	1,302.6
Current maturities of long-term debt and finance lease obligations	61.3	285.2
Current maturities of operating lease obligations	686.3	677.6
Other current liabilities	1,029.4	974.1
Total current liabilities	7,155.1	7,457.7

Long-term debt and finance lease obligations	7,777.1	7,783.4
Long-term operating lease obligations	5,685.5	5,493.2
Deferred income taxes	729.3	807.6
Other long-term liabilities	1,952.6	1,931.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 597,760,429 and 594,445,268 shares issued as of November 30, 2024 and February 24, 2024, respectively	6.0	5.9
Additional paid-in capital	2,169.2	2,129.6
Treasury stock, at cost, 18,404,201 and 18,397,745 shares held as of November 30, 2024 and February 24, 2024, respectively	(304.2)	(304.2)
Accumulated other comprehensive income	90.9	88.0
Retained earnings	1,403.8	828.2
Total stockholders' equity	3,365.7	2,747.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,665.3	$26,221.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net sales and other revenue	$18,774.5	$18,557.3	$61,591.4	$60,898.2
Cost of sales	13,528.1	13,360.0	44,484.8	43,996.7
Gross margin	5,246.4	5,197.3	17,106.6	16,901.5

Selling and administrative expenses	4,717.7	4,607.3	15,777.1	15,215.7
Loss on property dispositions and impairment losses, net	10.2	23.9	59.4	43.1
Operating income	518.5	566.1	1,270.1	1,642.7

Interest expense, net	109.0	116.3	358.3	383.1
Other (income) expense, net	(5.6)	(6.7)	0.3	(14.6)
Income before income taxes	415.1	456.5	911.5	1,274.2

Income tax expense	14.5	95.1	124.7	228.7
Net income	$400.6	$361.4	$786.8	$1,045.5

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(0.8)	(1.0)	1.1	(3.5)
Other	(0.9)	0.8	1.8	2.9
Other comprehensive income (loss)	$(1.7)	$(0.2)	$2.9	$(0.6)

Comprehensive income	$398.9	$361.2	$789.7	$1,044.9

Net income per Class A common share
Basic net income per Class A common share	$0.69	$0.63	$1.36	$1.82
Diluted net income per Class A common share	0.69	0.62	1.35	1.80

Weighted average Class A common shares outstanding (in millions)
Basic	580.2	576.2	579.7	575.2
Diluted	584.1	581.1	582.9	580.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	November 30, 2024	December 2, 2023
Cash flows from operating activities:
Net income	$786.8	$1,045.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on property dispositions and impairment losses, net	59.4	43.1
Depreciation and amortization	1,396.9	1,359.9
Operating lease right-of-use assets amortization	522.0	510.7
LIFO expense	22.9	87.8
Deferred income tax	(182.9)	(116.5)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(70.7)	(17.0)
Deferred financing costs	12.4	12.0
Equity-based compensation expense	87.9	80.5
Other operating activities	12.8	(14.7)
Changes in operating assets and liabilities:
Receivables, net	(205.1)	(139.4)
Inventories, net	(214.9)	(481.6)
Accounts payable, accrued salaries and wages and other accrued liabilities	(77.6)	54.1
Operating lease liabilities	(435.1)	(424.3)
Self-insurance assets and liabilities	35.4	31.3
Other operating assets and liabilities	171.9	(300.6)
Net cash provided by operating activities	1,922.1	1,730.8

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,446.7)	(1,535.0)
Proceeds from sale of assets	24.1	201.3
Other investing activities	6.1	4.9
Net cash used in investing activities	(1,416.5)	(1,328.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	50.0	150.0
Payments on long-term borrowings, including ABL facility	(250.7)	(500.7)
Payments of obligations under finance leases	(41.1)	(45.4)
Dividends paid on common stock	(208.5)	(207.1)
Dividends paid on convertible preferred stock	—	(0.8)
Employee tax withholding on vesting of restricted stock units	(42.0)	(37.1)
Other financing activities	—	2.5
Net cash used in financing activities	(492.3)	(638.6)

Net increase (decrease) in cash and cash equivalents and restricted cash	13.3	(236.6)
Cash and cash equivalents and restricted cash at beginning of period	193.2	463.8
Cash and cash equivalents and restricted cash at end of period	$206.5	$227.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 24, 2024	594,445,268	$5.9	$2,129.6	18,397,745	$(304.2)	$88.0	$828.2	$2,747.5
Equity-based compensation	—	—	34.4	—	—	—	—	34.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,048,974	0.1	(38.6)	—	—	—	—	(38.5)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	240.7	240.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Other activity	—	—	0.8	6,456	—	—	(1.0)	(0.2)
Balance as of June 15, 2024	597,494,242	$6.0	$2,126.2	18,404,201	$(304.2)	$86.7	$998.4	$2,913.1
Equity-based compensation	—	—	27.9	—	—	—	—	27.9
Shares issued and employee tax withholding on vesting of restricted stock units	217,444	—	(2.9)	—	—	—	—	(2.9)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	145.5	145.5
Other comprehensive income, net of tax	—	—	—	—	—	5.9	—	5.9
Other activity	—	—	1.1	—	—	—	(0.8)	0.3
Balance as of September 7, 2024	597,711,686	$6.0	$2,152.3	18,404,201	$(304.2)	$92.6	$1,073.6	$3,020.3
Equity-based compensation	—	—	20.6	—	—	—	—	20.6
Shares issued and employee tax withholding on vesting of restricted stock units	48,743	—	(0.5)	—	—	—	—	(0.5)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	400.6	400.6
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	—	(1.7)
Other activity	—	—	(3.2)	—	—	—	(0.9)	(4.1)
Balance as of November 30, 2024	597,760,429	$6.0	$2,169.2	18,404,201	$(304.2)	$90.9	$1,403.8	$3,365.7

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 24, 2024 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the Securities and Exchange Commission (the "SEC") on April 22, 2024. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended November 30, 2024 and December 2, 2023.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.2 million and $4.5 million of restricted cash as of November 30, 2024 and February 24, 2024, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $3.5 million and $27.6 million for the 12 weeks ended November 30, 2024 and December 2, 2023, respectively, and $22.9 million and $87.8 million for the 40 weeks ended November 30, 2024 and December 2, 2023, respectively.

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

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock ("Series A preferred stock") and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock ("Series A-1 preferred stock" and together with the Series A preferred stock, the "Convertible Preferred Stock"). As of November 30, 2024 and February 24, 2024, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $14.5 million, representing a 3.5% effective tax rate, for the 12 weeks ended November 30, 2024. The Company's effective tax rate for the 12 weeks ended November 30, 2024 differs from the federal income tax statutory rate of 21% primarily due to the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits. Income tax expense was $95.1 million, representing a 20.8% effective tax rate, for the 12 weeks ended December 2, 2023. The Company's effective tax rate for the 12 weeks ended December 2, 2023 differs from the federal income tax statutory rate of 21% primarily due to an increase in federal tax credits.

Income tax expense was $124.7 million, representing a 13.7% effective tax rate, for the 40 weeks ended November 30, 2024. The Company's effective tax rate for the 40 weeks ended November 30, 2024 differs from the federal income tax statutory rate of 21% primarily due to the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits. Income tax expense was $228.7 million, representing a 17.9% effective tax rate, for the 40 weeks ended December 2, 2023. The Company's effective tax rate for the 40 weeks ended December 2, 2023 differs from the federal income tax statutory rate of 21% primarily due to the reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023, federal tax credits, as well as discrete benefits recognized for state income taxes.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $545.3 million and $376.1 million as of November 30, 2024 and February 24, 2024, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of November 30, 2024 and February 24, 2024.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $119.3 million and $111.4 million as of November 30, 2024 and February 24, 2024, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	November 30, 2024		December 2, 2023		November 30, 2024		December 2, 2023
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,299.9	49.5%	$9,242.8	49.8%	$30,618.9	49.7%	$30,566.5	50.2%
Fresh (3)	5,735.2	30.5	5,709.0	30.8	19,557.5	31.8	19,517.7	32.0
Pharmacy	2,581.9	13.8	2,282.8	12.3	7,336.7	11.9	6,323.9	10.4
Fuel	885.2	4.7	1,046.7	5.6	3,157.4	5.1	3,573.9	5.9
Other (4)	272.3	1.5	276.0	1.5	920.9	1.5	916.2	1.5
Net sales and other revenue	$18,774.5	100.0%	$18,557.3	100.0%	$61,591.4	100.0%	$60,898.2	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions, rental income and other miscellaneous revenue.

Recently issued accounting standards: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

NOTE 2 - TERMINATION OF THE MERGER AGREEMENT

As previously disclosed, on October 13, 2022, the Company, The Kroger Co. ("Kroger") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Kroger ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub would have been merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Kroger.

Pursuant to the Merger Agreement, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), would have converted automatically at the Effective Time into the right to receive from Kroger $34.10 per share in cash, without interest, reduced by the special cash dividend of $6.85 per share of Class A common stock which was paid on January 20, 2023. The adjusted per share cash purchase price was expected to be $27.25 per share of Class A common stock. All outstanding Company equity awards would have converted to Kroger equity awards as described in the Merger Agreement.

In connection with obtaining the requisite regulatory approval to consummate the Merger, on September 8, 2023, the Company and Kroger announced that the parties had entered into a definitive agreement with C&S Wholesale Grocers, LLC ("C&S") for the sale of select stores, banners, distribution centers, offices and private label brands. On April 22, 2024, the Company and Kroger announced they had amended the definitive agreement with C&S. The divestiture to C&S was subject to fulfillment of customary closing conditions, including clearance by the United States Federal Trade Commission ("FTC") and the completion of the proposed Merger.

On February 26, 2024, the FTC instituted an administrative proceeding to prohibit the Merger. On the same day, the FTC (joined by nine states) filed suit in the United States District Court for the District of Oregon, requesting a preliminary injunction to enjoin the consummation of the Merger. On January 15, 2024 and February 14, 2024, the attorneys general of the States of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the consummation of the Merger.

On December 10, 2024, subsequent to the end of the third quarter of fiscal 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. In light of the preliminary injunction, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement.

On December 10, 2024, the King County Superior Court for the State of Washington issued a permanent injunction in the case State of Washington v. Kroger Co. et al (Case No.: 24-2-00977-9 SEA) whereby it enjoined the consummation of the Merger.

As of the date of this filing, the Colorado court has not yet issued a decision.

Following the Company's termination of the Merger Agreement, on December 10, 2024, the Company filed a lawsuit against Kroger in the Court of Chancery in the State of Delaware, bringing claims for willful breach of the Merger Agreement and breach of the covenant of good faith and fair dealing arising from Kroger's failure to exercise "best efforts" and to take "any and all actions" to secure regulatory approval, as was required of Kroger under the terms of the Merger Agreement. The Company is seeking damages in an amount to be determined at trial, in addition to the $600 million termination fee which Kroger is already obligated to pay to the Company under the Merger Agreement.

On December 11, 2024, Kroger delivered a termination notice to the Company, alleging that the Company's December 10, 2024 termination notice was not effective and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of November 30, 2024 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$17.8	$6.3	$11.5	$—
Non-current investments (2)	114.6	7.3	107.3	—
Derivative contracts (3)	0.1	—	0.1	—
Total	$132.5	$13.6	$118.9	$—

Liabilities:
Derivative contracts (3)	$0.8	$—	$0.8	$—
Total	$0.8	$—	$0.8	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets and Other current liabilities.

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of November 30, 2024, the fair value of total debt was $7,299.6 million compared to the carrying value of $7,467.4 million, excluding debt discounts and deferred financing costs. As of February 24, 2024, the fair value of total debt was $7,457.2 million compared to the carrying value of $7,684.2 million, excluding debt discounts and deferred financing costs.
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

During the 12 weeks ended November 30, 2024, the Company recorded $6.0 million of retail store impairment losses. During the 40 weeks ended November 30, 2024, the Company recorded impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers, and $19.5 million of retail store impairment losses. The impairment losses are included as a component of Loss on property dispositions and impairment losses, net.

NOTE 4 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of November 30, 2024 and February 24, 2024, net of unamortized debt discounts of $29.7 million and $33.3 million, respectively, and deferred financing costs of $34.3 million and $42.7 million, respectively, consisted of the following (in millions):

	November 30, 2024	February 24, 2024
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,514.6	$6,506.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	483.5	480.1
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.8	375.4
ABL Facility	—	200.0
Other financing obligations	29.5	29.9
Mortgage notes payable, secured	—	16.4
Finance lease obligations	435.0	460.4
Total debt	7,838.4	8,068.6
Less current maturities	(61.3)	(285.2)
Long-term portion	$7,777.1	$7,783.4

ABL Facility

As of November 30, 2024, there were no amounts outstanding under the ABL Facility as the Company repaid $250.0 million and borrowed $50.0 million during the 40 weeks ended November 30, 2024, and letters of credit ("LOC") issued under the LOC sub-facility was $37.2 million. As of February 24, 2024, there was $200.0 million outstanding under the ABL Facility and LOC issued under the LOC sub-facility was $48.3 million.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Estimated return on plan assets	$(20.9)	$(22.8)	$—	$—
Service cost	3.8	4.0	—	—
Interest cost	19.1	19.3	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(1.0)	(1.2)	(0.1)	(0.3)
Expense (income), net	$1.1	$(0.6)	$—	$(0.2)

	40 weeks ended
	Pension		Other post-retirement benefits
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Estimated return on plan assets	$(70.1)	$(75.8)	$—	$—
Service cost	12.8	13.3	—	—
Interest cost	64.3	64.3	0.4	0.4
Amortization of prior service cost	0.3	0.3	—	—
Amortization of net actuarial gain	(3.0)	(4.2)	(0.5)	(0.8)
Settlement loss	4.7	—	—	—
Expense (income), net	$9.0	$(2.1)	$(0.1)	$(0.4)

The Company contributed $42.5 million and $79.6 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended November 30, 2024, respectively. For the 12 and 40 weeks ended December 2, 2023, the Company contributed $4.1 million and $14.5 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $11.9 million to these plans for the remainder of fiscal 2024.

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company that reversed the lower court's rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois. On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. On April 26, 2024, the District Court denied the motion for reconsideration of partial summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. On September 30, 2024, the District Court denied both parties' motions for summary judgment on scienter and granted relators' motion for summary judgment on materiality. On November 18, 2024, the District Court denied a motion by the Company to reconsider the materiality ruling or certify that ruling for interlocutory appeal. The District Court has now set trial to begin in Schutte on February 10, 2025. The District Court has not set any trial date for Proctor as of yet, and no motions are pending in that case.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The parties are presently engaged in discovery. The case is currently scheduled to be ready for trial on or after March 9, 2026.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 83 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for three so called "bellwether" actions in Tarrant County (Texas), Town of Hull (Massachusetts) and Monterey County (California). In the Tarrant County bellwether, the Company's motion for summary judgment is pending before the Court. Town of Hull (Massachusetts) was dismissed without prejudice on November 25, 2024. Discovery in Monterey County (California) is in its initial stages. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 of additional lawsuits. The Company's response to the Omnibus Motion is due January 16, 2025.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended November 30, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	2.4	—	2.4
Amounts reclassified from accumulated other comprehensive income (1)	1.5	1.5	—
Tax expense	(1.0)	(0.4)	(0.6)
Current-period other comprehensive income, net of tax	2.9	1.1	1.8
Ending AOCI balance	$90.9	$88.6	$2.3

	40 weeks ended December 2, 2023
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive income (1)	(4.7)	(4.7)	—
Tax benefit (expense)	0.2	1.2	(1.0)
Current-period other comprehensive (loss) income, net of tax	(0.6)	(3.5)	2.9
Ending AOCI balance	$68.7	$68.2	$0.5
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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Basic net income per Class A common share
Net income	$400.6	$361.4	$786.8	$1,045.5
Accrued dividends on Convertible Preferred Stock	—	—	—	(0.3)
Earnings allocated to Convertible Preferred Stock	—	—	—	(0.7)
Net income allocated to Class A common stockholders - Basic	$400.6	$361.4	$786.8	$1,044.5

Weighted average Class A common shares outstanding - Basic (1)	580.2	576.2	579.7	575.2

Basic net income per Class A common share	$0.69	$0.63	$1.36	$1.82

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$400.6	$361.4	$786.8	$1,044.5
Accrued dividends on Convertible Preferred Stock	—	—	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—	—
Net income allocated to Class A common stockholders - Diluted	$400.6	$361.4	$786.8	$1,044.5

Weighted average Class A common shares outstanding - Basic (1)	580.2	576.2	579.7	575.2
Dilutive effect of:
Restricted stock units and awards	3.9	4.9	3.2	5.3
Convertible Preferred Stock (2)	—	—	—	—
Weighted average Class A common shares outstanding - Diluted (3)	584.1	581.1	582.9	580.5

Diluted net income per Class A common share	$0.69	$0.62	$1.35	$1.80
(1) The number of Class A common shares remaining to be issued for the 12 and 40 weeks ended November 30, 2024 and December 2, 2023 were not material.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For the 40 weeks ended December 2, 2023, 0.4 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended November 30, 2024 and December 2, 2023 were not material.

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements and may adversely impact our financial condition and results of operations include:
•the termination of the Merger Agreement and our inability to successfully optimize our value-creating initiatives following the termination of the Merger Agreement;
•litigation in connection with the previously pending Merger and the termination of the Merger Agreement, resulting in:
◦ongoing costs, including damages that we may be required to pay in connection with the lawsuit against Kroger or our inability to collect the $600 million termination fee from Kroger, all of which could be substantial; and
◦negative reactions from the financial markets and our suppliers, customers, and associates;
•significant transaction costs related to the previously pending Merger;
•our inability to execute on our standalone business strategies following the termination of the Merger Agreement due to prolonged uncertainties and restrictions on our business during the pendency of the Merger;
•our ability to recruit and retain qualified associates who are critical to the success of our Customers for Life strategy;
•changes in macroeconomic conditions such as rates of food price inflation or deflation, fuel and commodity prices and expiration of student loan payment deferments;
•changes in price of goods sold in our stores and cost of goods used in our food products due to change in government regulations such as tariffs;
•changes in consumer behavior and spending due to the impact of macroeconomic factors;
•failure to achieve productivity initiatives, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
•changes in wage rates and ability to negotiate acceptable contracts with labor unions;
•challenges with our supply chain;
•operational and financial effects resulting from cyber incidents at the Company or at a third party, including outages in the cloud environment and the effectiveness of business continuity plans during a ransomware or other cyber incident; and
•changes in tax rates, tax laws, and regulations that directly impact our business or our customers.

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

THIRD QUARTER OF FISCAL 2024 OVERVIEW

We are one of the largest food retailers in the United States, with 2,273 stores across 34 states and the District of Columbia as of November 30, 2024. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, Acme, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of November 30, 2024, who serve on average 35.9 million customers each week. Additionally, as of November 30, 2024, we operated 1,732 pharmacies, 1,337 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During the third quarter of fiscal 2024, we continued to execute on our Customers for Life strategy, which is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. Collectively, these digital platforms generate growth opportunities for the Albertsons Media Collective ("AMC"). We continue to invest significantly in AMC, building industry-leading technologies to expand the reach of our brand and fuel one of the largest opportunities for reinvestment into our core business.

Identical sales, excluding fuel, increased 2.0% during the third quarter of fiscal 2024. We continued to invest in new merchandising initiatives and our loyalty offerings and we also deepened digital connection and engagement with our customers. During the third quarter of fiscal 2024, digital sales, which include home delivery and Drive Up & Go curbside pickup, increased 23% compared to the third quarter of fiscal 2023, as the expansion of our services and continued innovation in digital offerings resonated with customers. Loyalty members increased 15% to 44.3 million in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.

Customer needs for value have evolved due to inflationary pressure and so are our strategies to address those needs as we work with our vendor partners to strategically invest in price in certain categories and markets. In Own Brands, we continue to focus on providing our customers with products they trust through innovation and providing a better value, given a more price conscious customer. During the third quarter of fiscal 2024, we launched 82 new items, primarily in our new brand Overjoyed, which was created to enhance celebrations.

We endeavor to use technology in everything we do and over the last few years we have invested strategically to have technology be the key enabler to all major growth and productivity initiatives. These investments have included migrating to the Cloud; launch of end-to-end eCommerce capabilities; enabling self-checkout; digitization of pharmacy and health; implementing productivity tools to manage store operation functions such as replenishment, shrink and labor; and embed automation across our supply chain network.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,447 million during the first 40 weeks of fiscal 2024, primarily including the completion of 84 remodels, the opening of nine new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during the first 40 weeks of fiscal 2024 included $208.5 million of common stock dividends ($0.36 per common share). On December 11, 2024, we increased the quarterly cash dividend from $0.12 per common share to $0.15 per common share.

Termination of the Merger Agreement

As previously disclosed, on October 13, 2022, the Company, The Kroger Co. ("Kroger") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Kroger ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub would have been merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Kroger. On December 10, 2024, subsequent to the end of the third quarter of fiscal 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. In light of the preliminary injunction, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement. Also on December 10, 2024, the King County Superior Court for the State of Washington issued a permanent injunction in the case State of Washington v. Kroger Co. et al (Case No.: 24-2-00977-9 SEA) whereby it enjoined the consummation of the Merger. For additional information about the termination of the Merger Agreement, see Note 2 - Termination of the Merger Agreement in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Third quarter of fiscal 2024 highlights

In summary, our financial and operating highlights for the third quarter of fiscal 2024 include:
•Identical sales increased 2.0%
•Digital sales increased 23%
•Loyalty members increased 15% to 44.3 million
•Net income of $401 million, or $0.69 per Class A common share
•Adjusted net income of $420 million, or $0.71 per Class A common share
•Adjusted EBITDA of $1,065 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Stores, beginning of period	2,267	2,272	2,269	2,271
Opened	7	2	9	5
Closed	(1)	(3)	(5)	(5)
Stores, end of period	2,273	2,271	2,273	2,271
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Less than 30,000	214	217	9.4%	9.6%	4.9	4.9
30,000 to 50,000	779	778	34.3%	34.3%	32.7	32.6
More than 50,000	1,280	1,276	56.3%	56.1%	75.6	75.4
Total stores	2,273	2,271	100.0%	100.0%	113.2	112.9
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Third Quarter of Fiscal 2024 and the First 40 weeks of Fiscal 2024 to the Third Quarter of Fiscal 2023 and the First 40 weeks of Fiscal 2023.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended November 30, 2024 ("third quarter of fiscal 2024" and "first 40 weeks of fiscal 2024") and 12 and 40 weeks ended December 2, 2023 ("third quarter of fiscal 2023" and "first 40 weeks of fiscal 2023") (dollars in millions, except per share data).

	12 weeks ended
	November 30, 2024	% of Sales	December 2, 2023	% of Sales
Net sales and other revenue	$18,774.5	100.0%	$18,557.3	100.0%
Cost of sales	13,528.1	72.1	13,360.0	72.0
Gross margin	5,246.4	27.9	5,197.3	28.0
Selling and administrative expenses	4,717.7	25.1	4,607.3	24.8
Loss on property dispositions and impairment losses, net	10.2	—	23.9	0.1
Operating income	518.5	2.8	566.1	3.1
Interest expense, net	109.0	0.6	116.3	0.6
Other income, net	(5.6)	—	(6.7)	—
Income before income taxes	415.1	2.2	456.5	2.5
Income tax expense	14.5	0.1	95.1	0.5
Net income	$400.6	2.1%	$361.4	2.0%

Basic net income per Class A common share	$0.69		$0.63
Diluted net income per Class A common share	0.69		0.62

	40 weeks ended
	November 30, 2024	% of Sales	December 2, 2023	% of Sales
Net sales and other revenue	$61,591.4	100.0%	$60,898.2	100.0%
Cost of sales	44,484.8	72.2	43,996.7	72.2
Gross margin	17,106.6	27.8	16,901.5	27.8
Selling and administrative expenses	15,777.1	25.6	15,215.7	25.0
Loss on property dispositions and impairment losses, net	59.4	0.1	43.1	0.1
Operating income	1,270.1	2.1	1,642.7	2.7
Interest expense, net	358.3	0.6	383.1	0.6
Other expense (income), net	0.3	—	(14.6)	—
Income before income taxes	911.5	1.5	1,274.2	2.1
Income tax expense	124.7	0.2	228.7	0.4
Net income	$786.8	1.3%	$1,045.5	1.7%

Basic net income per Class A common share	$1.36		$1.82
Diluted net income per Class A common share	1.35		1.80

Net Sales and Other Revenue
Net sales and other revenue increased 1.2% to $18,774.5 million for the third quarter of fiscal 2024 from $18,557.3 million for the third quarter of fiscal 2023. The increase in Net sales and other revenue was driven by our 2.0% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. We also continued to grow our digital sales during the third quarter of fiscal 2024. The increase in Net sales and other revenue was partially offset by lower fuel sales.

Net sales and other revenue increased 1.1% to $61,591.4 million for the first 40 weeks of fiscal 2024 from $60,898.2 million for the first 40 weeks of fiscal 2023. The increase in Net sales and other revenue was primarily driven by our 1.9% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. We also continued to grow our digital sales during the first 40 weeks of fiscal 2024. The increase in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended November 30, 2024 and the 12 and 40 weeks ended December 2, 2023, respectively, were:

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Identical sales, excluding fuel	2.0%	2.9%	1.9%	3.7%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	November 30, 2024		December 2, 2023		November 30, 2024		December 2, 2023
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,299.9	49.5%	$9,242.8	49.8%	$30,618.9	49.7%	$30,566.5	50.2%
Fresh (3)	5,735.2	30.5	5,709.0	30.8	19,557.5	31.8	19,517.7	32.0
Pharmacy	2,581.9	13.8	2,282.8	12.3	7,336.7	11.9	6,323.9	10.4
Fuel	885.2	4.7	1,046.7	5.6	3,157.4	5.1	3,573.9	5.9
Other (4)	272.3	1.5	276.0	1.5	920.9	1.5	916.2	1.5
Net sales and other revenue	$18,774.5	100.0%	$18,557.3	100.0%	$61,591.4	100.0%	$60,898.2	100.0%
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

Gross margin rate decreased to 27.9% during the third quarter of fiscal 2024 compared to 28.0% during the third quarter of fiscal 2023. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 27 basis points compared to the third quarter of fiscal 2023. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in picking and delivery costs related to the continued growth in our digital sales were the primary drivers of the decrease, partially offset by the benefits from our productivity initiatives.

Gross margin rate was unchanged at 27.8% during both the first 40 weeks of fiscal 2024 and the first 40 weeks of fiscal 2023. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 30 basis points compared to the first 40 weeks of fiscal 2023. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in picking and delivery costs related to the continued growth in our digital sales were the primary drivers of the decrease, partially offset by the benefits from our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 25.1% of Net sales and other revenue during the third quarter of fiscal 2024 compared to 24.8% during the third quarter of fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased six basis points. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to Merger-related costs and an increase in occupancy costs including third-party store security services, partially offset by the leveraging of employee costs and benefits from our productivity initiatives.

Selling and administrative expenses increased to 25.6% of Net sales and other revenue during the first 40 weeks of fiscal 2024 compared to 25.0% of Net sales and other revenue for the first 40 weeks of fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 45 basis points during the first 40 weeks of fiscal 2024 compared to the first 40 weeks of fiscal 2023. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, Merger-related costs, higher employee costs and increased store occupancy costs including additional third-party store security services, partially offset by the benefits from our productivity initiatives.

Loss on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2024, net loss on property dispositions and impairment losses was $10.2 million, primarily driven by $6.0 million of retail store impairment losses and $4.2 million of net losses from the sale of real estate assets and equipment disposals. For the third quarter of fiscal 2023, net loss on property dispositions and impairment losses was $23.9 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of real estate assets.

For the first 40 weeks of fiscal 2024, net loss on property dispositions and impairment losses was $59.4 million, primarily driven by $62.7 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers, $19.5 million of retail store impairment losses and $3.5 million related to certain technology assets, partially offset by $3.3 million of net gains from the sale of real estate assets. For the first 40 weeks of fiscal 2023, net loss on property dispositions and impairment losses was $43.1 million, primarily driven by the write-off of certain technology assets, partially offset by net gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $109.0 million during the third quarter of fiscal 2024 compared to $116.3 million during the third quarter of fiscal 2023. The decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during both the third quarter of fiscal 2024 and third quarter of fiscal 2023 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount.

Interest expense, net was $358.3 million during the first 40 weeks of fiscal 2024 compared to $383.1 million during the first 40 weeks of fiscal 2023. The decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during both the first 40 weeks of fiscal 2024 and first 40 weeks of fiscal 2023 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount.

Other (Income) Expense, Net

For the third quarter of fiscal 2024, other income, net was $5.6 million compared to other income, net of $6.7 million for the third quarter of fiscal 2023. Other income, net during the third quarter of fiscal 2024 was primarily driven by unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement expense. Other income, net during the third quarter of fiscal 2023 was primarily driven by realized and unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments.

For the first 40 weeks of fiscal 2024, other expense, net was $0.3 million compared to other income, net of $14.6 million for the first 40 weeks of fiscal 2023. Other expense, net during the first 40 weeks of fiscal 2024 was primarily driven by non-service cost components of net pension and post-retirement expense and unrealized gains and losses from non-operating investments. Other income, net during the first 40 weeks of fiscal 2023 was primarily driven by non-service cost components of net pension and post-retirement income, realized and unrealized gains from non-operating investments and income related to our equity interest and gain on sale of El Rancho in the first quarter of fiscal 2023, partially offset by realized and unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $14.5 million, representing a 3.5% effective tax rate, for the third quarter of fiscal 2024. Income tax expense was $95.1 million, representing a 20.8% effective tax rate, for the third quarter of fiscal 2023. The decrease in the effective income tax rate in the third quarter of fiscal 2024 was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits.

Income tax expense was $124.7 million, representing a 13.7% effective tax rate, for the first 40 weeks of fiscal 2024. Income tax expense was $228.7 million, representing a 17.9% effective tax rate, for the first 40 weeks of fiscal 2023. The decrease in the effective income tax rate was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to audit settlements, compared to a reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

Net Income and Adjusted Net Income

Net income was $400.6 million, or $0.69 per Class A common share, during the third quarter of fiscal 2024 compared to $361.4 million, or $0.62 per Class A common share, during the third quarter of fiscal 2023. The third quarter of fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits. Adjusted net income was $420.3 million, or $0.71 per Class A common share, during the third quarter of fiscal 2024 compared to $462.3 million, or $0.79 per Class A common share, during the third quarter of fiscal 2023.

Net income was $786.8 million, or $1.35 per Class A common share, during the first 40 weeks of fiscal 2024 compared to $1,045.5, or $1.80 per Class A common share, during the first 40 weeks of fiscal 2023. The first 40 weeks of fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits, and the first 40 weeks of fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $1,112.9 million, or $1.88 per Class A common share, during the first 40 weeks of fiscal 2024 compared to $1,375.7 million, or $2.34 per Class A common share (which includes the $49.7 million tax benefit discussed above), during the first 40 weeks of fiscal 2023.

Adjusted EBITDA

For the third quarter of fiscal 2024, Adjusted EBITDA was $1,065.1 million, or 5.7% of Net sales and other revenue, compared to $1,106.5 million, or 6.0% of Net sales and other revenue, for the third quarter of fiscal 2023. For the first 40 weeks of fiscal 2024, Adjusted EBITDA was $3,149.6 million, or 5.1% of Net sales and other revenue, compared to $3,401.9 million, or 5.6% of Net sales and other revenue for the first 40 weeks of fiscal 2023.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net income	$400.6	$361.4	$786.8	$1,045.5
Adjustments:
(Gain) loss on energy hedges, net (d)	(0.5)	(0.7)	1.1	(6.1)
Business transformation (1)(b)	15.0	12.3	52.8	37.9
Equity-based compensation expense (b)	21.7	23.3	87.9	80.5
Loss on property dispositions and impairment losses, net	10.2	23.9	59.4	43.1
LIFO expense (a)	3.5	27.6	22.9	87.8
Merger-related costs (2)(b)	61.1	35.9	220.8	124.2
Certain legal and regulatory accruals and settlements, net (b)	2.2	(6.7)	2.0	(6.7)
Amortization of debt discount and deferred financing costs (c)	3.8	3.6	12.3	11.9
Amortization of intangible assets resulting from acquisitions (b)	11.1	11.0	36.9	37.5
Miscellaneous adjustments (3)(f)	4.8	3.4	36.0	24.0
State income tax benefits related to the settlement of audits	(81.0)	—	(81.0)	—
Tax impact of adjustments to Adjusted net income	(32.2)	(32.7)	(125.0)	(103.9)
Adjusted net income	$420.3	$462.3	$1,112.9	$1,375.7
Tax impact of adjustments to Adjusted net income	32.2	32.7	125.0	103.9
State income tax benefits related to the settlement of audits	81.0	—	81.0	—
Income tax expense	14.5	95.1	124.7	228.7
Amortization of debt discount and deferred financing costs (c)	(3.8)	(3.6)	(12.3)	(11.9)
Interest expense, net	109.0	116.3	358.3	383.1
Amortization of intangible assets resulting from acquisitions (b)	(11.1)	(11.0)	(36.9)	(37.5)
Depreciation and amortization (e)	423.0	414.7	1,396.9	1,359.9
Adjusted EBITDA	$1,065.1	$1,106.5	$3,149.6	$3,401.9

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Numerator:

Adjusted net income (4)	$420.3	$462.3	$1,112.9	$1,375.7

Denominator:

Weighted average Class A common shares outstanding - diluted	584.1	581.1	582.9	580.5
Adjustments:
Convertible Preferred Stock (5)	—	—	—	0.4
Restricted stock units and awards (6)	7.4	6.9	8.0	6.4
Adjusted weighted average Class A common shares outstanding - diluted	591.5	588.0	590.9	587.3

Adjusted net income per Class A common share - diluted	$0.71	$0.79	$1.88	$2.34

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net income per Class A common share - diluted	$0.69	$0.62	$1.35	$1.80
Non-GAAP adjustments (7)	0.03	0.18	0.56	0.57
Restricted stock units and awards (6)	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted net income per Class A common share - diluted	$0.71	$0.79	$1.88	$2.34
(1) Includes costs associated with third-party consulting fees related to our Customers for Life strategy and associated business transformation initiatives.
(2) Primarily relates to third-party legal and advisor fees and retention program expense related to the Merger.
(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Non-cash lease-related adjustments	$1.5	$1.7	$3.4	$2.0
Lease and lease-related costs for surplus and closed stores	3.2	4.3	12.3	15.1
Net realized and unrealized (gain) loss on non-operating investments	(5.5)	(3.4)	(2.9)	0.9
Other (i)	5.6	0.8	23.2	6.0
Total miscellaneous adjustments	$4.8	$3.4	$36.0	$24.0
(i)    Primarily includes adjustments for pension settlement loss, unconsolidated equity investments and other costs not considered in our core performance.
(4)    See reconciliation of Net income to Adjusted net income above for further details.
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) (Gain) loss on energy hedges, net:

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Cost of sales	$(0.4)	$(0.5)	$2.0	$(4.3)
Selling and administrative expenses	(0.1)	(0.2)	(0.9)	(1.8)
Total (Gain) loss on energy hedges, net	$(0.5)	$(0.7)	$1.1	$(6.1)

(e) Depreciation and amortization:

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Cost of sales	$41.3	$40.9	$136.7	$125.9
Selling and administrative expenses	381.7	373.8	1,260.2	1,234.0
Total Depreciation and amortization	$423.0	$414.7	$1,396.9	$1,359.9

(f) Miscellaneous adjustments:

	12 weeks ended		40 weeks ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Selling and administrative expenses	$8.2	$7.3	$32.6	$29.2
Other (income) expense, net	(3.4)	(3.9)	3.4	(5.2)
Total Miscellaneous adjustments	$4.8	$3.4	$36.0	$24.0

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	November 30, 2024	December 2, 2023
Cash and cash equivalents and restricted cash at end of period	$206.5	$227.2
Cash flows provided by operating activities	1,922.1	1,730.8
Cash flows used in investing activities	(1,416.5)	(1,328.8)
Cash flows used in financing activities	(492.3)	(638.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,922.1 million for the first 40 weeks of fiscal 2024 compared to $1,730.8 million for the first 40 weeks of fiscal 2023. The increase in cash flow from operations compared to the first 40 weeks of fiscal 2023 was due to changes in working capital, primarily related to lower inventory, as well as less cash paid for taxes, legal settlements, multiemployer pension withdrawal liabilities and interest, partially offset by a decrease in Adjusted EBITDA, higher Merger-related costs and an increase in contributions to our defined benefit pension plans during the first 40 weeks of fiscal 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,416.5 million for the first 40 weeks of fiscal 2024 compared to $1,328.8 million for the first 40 weeks of fiscal 2023.

For the first 40 weeks of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,446.7 million, partially offset by proceeds from the sale of assets of $24.1 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2024 included the completion of 84 remodels, the opening of nine new stores and continued investment in our digital and technology platforms. For the first 40 weeks of fiscal 2023, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,535.0 million, partially offset by proceeds from the sale of assets of $201.3 million, primarily related to the sale of our equity interest in El Rancho during the first quarter of fiscal 2023. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2023 included the completion of 115 remodels, the opening of five new stores and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $492.3 million during the first 40 weeks of fiscal 2024 compared to net cash used in financing activities of $638.6 million during the first 40 weeks of fiscal 2023.

Net cash used in financing activities during the first 40 weeks of fiscal 2024 consisted primarily of the $250.0 million repayment of the ABL Facility, dividends paid on our Class A common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility. Net cash used in financing activities during the first 40 weeks of fiscal 2023 consisted primarily of the $500.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $150.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $208.5 million ($0.36 per common share) and $207.1 million ($0.36 per common share) during the first 40 weeks of fiscal 2024 and first 40 weeks of fiscal 2023, respectively. On December 11, 2024, subsequent to the end of the third quarter of fiscal 2024, we announced that the Board of Directors (the "Board") increased the quarterly cash dividend 25% from $0.12 per common share to $0.15 per common share. On January 8, 2025, we announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on February 7, 2025 to stockholders of record as of the close of business on January 24, 2025.

Common Stock Repurchase Program

On December 11, 2024, subsequent to the end of the third quarter of fiscal 2024, we announced that the Board has authorized a share repurchase program of up to $2.0 billion of our common stock, inclusive of the existing authorization. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be approximately $5.0 billion, which includes anticipated requirements for working capital, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

As of November 30, 2024, we had no borrowings outstanding under our ABL Facility and total availability of $3,962.8 million (net of letter of credit usage).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A - Risk Factors

The risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2024, filed with the SEC on April 22, 2024, under the heading "Risk Factors" are updated by the following:

Risks Relating to the Terminated Merger with Kroger

Our inability to execute on our standalone business strategies following the termination of the Merger Agreement could have a material adverse effect on our business, results of operations, and financial condition.

The uncertainties and restrictions on our business during the pendency of the Merger limited us from pursuing business opportunities and taking actions during this period. If we are unable to successfully optimize the acceleration of our Customers for Life strategy and other value-creating initiatives, our business, operating results or financial condition could be materially adversely affected.

The termination of the Merger Agreement and the related legal proceedings may cause us to incur substantial costs and could otherwise adversely affect our business, financial results and operations.

As disclosed elsewhere in this Form 10-Q, the Company has filed a lawsuit against Kroger in the Delaware Court of Chancery, bringing claims for willful breach of contract and breach of the covenant of good faith and fair dealing arising from Kroger's failure to exercise "best efforts" and to take "any and all actions" to secure regulatory approval, as was required of Kroger under the terms of the Merger Agreement. Kroger also delivered a termination notice to the Company, alleging that the Company's termination notice was not effective, and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement. In addition to our litigation with Kroger, we may face other lawsuits related to the terminated Merger. We intend to vigorously defend against these and any other legal proceedings arising from the terminated Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict an outcome. Also, legal proceedings are expensive and could result in significant costs to us, including any damages we may be required to pay in connection with the lawsuit against Kroger. Such significant damages and our inability to collect the termination fee of $600 million from Kroger could have a material adverse effect on our business, operating results, and financial condition.

We have incurred significant transaction costs in connection with the terminated Merger which we may not be able to recover, and which could adversely affect our business, financial results and operations.

We have incurred substantial costs in connection with the terminated Merger. Since the Merger Agreement has been terminated, we will have received little or no benefit in respect of such costs incurred. We may also experience negative reactions from the financial markets and our suppliers, customers, and employees with regard to legal proceedings related to the termination of the Merger Agreement. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.

If we cannot successfully recruit and retain qualified personnel our operating results and stock price may suffer.

We believe that our success is directly linked to the competent people in the Company, including our executive officers and other key personnel. Personnel turnover can be costly and could materially and adversely impact our operating results and potentially jeopardize the success of our Customers for Life strategy. Our business and stock price may be adversely impacted if we fail to retain and recruit key personnel.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the third quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	January 8, 2025	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 8, 2025	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)