Form 10-K
period 2025-02-22
Albertsons Companies, Inc.
filed 2025-04-21
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 22, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 6, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $7.8 billion.
As of April 17, 2025, the registrant had 575,749,857 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 22, 2025 (the "Proxy Statement").

Albertsons Companies, Inc. and Subsidiaries

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its consolidated subsidiaries. Our last three fiscal years consisted of the 52 weeks ended February 22, 2025 ("fiscal 2024"), the 52 weeks ended February 24, 2024 ("fiscal 2023") and the 52 weeks ended February 25, 2023 ("fiscal 2022"). Our next three fiscal years consist of the 53 weeks ending February 28, 2026 ("fiscal 2025"), the 52 weeks ending February 27, 2027 ("fiscal 2026") and the 52 weeks ending February 26, 2028 ("fiscal 2027").

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements include:

•changes in macroeconomic conditions such as rates of food price inflation or deflation, fuel and commodity prices and uncertainty in international trade including recently announced and potential future tariffs;
•changes in consumer behavior and spending due to the impact of macroeconomic factors;
•changes in price of goods sold in our stores and cost of goods used in our food products due to change in various state and federal government regulations;
•our inability to execute on our standalone business and value-creating strategies following the termination of the Merger Agreement with Kroger due to prolonged uncertainties and restrictions on our business during the pendency of the Merger;
•litigation in connection with the previously pending Merger and the termination of the Merger Agreement, resulting in ongoing costs that we may be required to pay in connection with the lawsuit against Kroger, or our inability to collect the $600 million termination fee from Kroger, and negative reactions from the financial markets and our suppliers, customers, and associates as a result of the litigation;
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

Item 1 - Business

Retail Operations

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. As of February 22, 2025, we operated 2,270 stores across 34 states and the District of Columbia under more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. Additionally, as of February 22, 2025, we operated 1,728 in-store pharmacies, 1,313 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. Our stores operate in premier locations and have leading market share within attractive and growing geographies. We hold a #1 or #2 position by market share in 66% of the 122 metropolitan statistical areas ("MSAs") in which we operate. Our portfolio of well-located, full-service stores provides the foundation of our omnichannel platform, and we have continued to enhance our capabilities, including automated self-checkout options, to meet customer demand for convenience and flexibility. Our Drive Up & Go curbside pickup service and our delivery services are each offered in more than 2,200 of our stores. In our delivery service, we engage customers on the platform of their choice, providing customers the ability to place delivery orders from our platform as well as delivery orders placed through our third-party partners. We continue to partner with Instacart, DoorDash and Uber, and in fiscal 2024 we launched a partnership with Grubhub. Our Customers for Life strategy is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving productivity. We also manufacture and process some of the food for sale in our stores. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the technology platforms, systems, analytics and buying power afforded by an organization with national scale.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in our stores or through digital channels. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Our operating segments and reporting units are made up of our operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results and makes key operating decisions on how to allocate resources. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Products

Our stores offer grocery products, general merchandise, health and beauty care products, pharmacy, vaccines, fuel and other items and services. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2024.

Merchandising and Manufacturing

Our Own Brands portfolio provides high-quality products to our customers at an attractive price point, offering nearly 14,000 unique items. The Own Brands portfolio includes but is not limited to the registered trademarks Signature SELECT®, O Organics®, Open Nature®, Signature Café®, Lucerne®, Waterfront BISTRO®, Primo

Taglio®, Signature Care®, Signature Reserve® and Value Corner®. Our Own Brands products resonate well with our customers, as evidenced by Own Brands sales of $16.4 billion in fiscal 2024.

As measured by units for fiscal 2024, 10.5% of our Own Brands products were manufactured in Company-owned facilities, and the remainder was purchased from third parties. We closely monitor make-versus-buy decisions to optimize their quality and profitability. In addition, we believe that our scale provides opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 22, 2025, we operated 19 food production plants. These plants consisted of seven milk plants, three soft drink bottling plants, three bakery plants, two ice cream plants, two grocery/prepared food plants, one ice plant and one soup plant.

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

We devote significant resources to differentiating our banners in the local markets where we operate and invest in loyalty programs to drive traffic through our omnichannel approach. Our local merchandising teams spend considerable time working with store directors to make sure we are satisfying consumer preferences. We also strive to achieve and maintain favorable recognition of our Own Brands offerings by marketing them to consumers and enhancing value for consumers, relative to the cost of branded products.

We measure price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our loyalty program to target promotional activity and improve our customers' experience. This includes leveraging customer and transaction information with data-driven analytics to provide both personalized deals and digital coupons, as well as fuel rewards and grocery rewards, including automatic cash-off discounts. We have 45.6 million members currently enrolled in our loyalty program. We have achieved significant success with active participants in our loyalty program, which drives higher sales and customer retention. We have deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

In our digital strategies, we capitalize on our rich and proprietary data under our Albertsons Media Collective ("AMC"). AMC offers new and existing business partners a robust digital marketing platform that reaches our extensive customer network and leverages our strong market share, especially in the 66% of MSAs where we hold a #1 or #2 share position. We believe AMC will be a contributor to our growth and a profit driver in the future.

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

We work hard to maintain the highest standards of environmental stewardship (including procuring and offering sustainably sourced products). During fiscal 2024, we recycled nearly 800 million pounds of cardboard and more than 25 million pounds of plastic bags and film from our operations and completed over 600 energy efficiency projects. We continually look for ways to reduce our packaging and lessen our environmental impact, such as our recent Own Brands release of Bee Lightly Wines in fiscal 2024, distinguished by its unique flat bottle design crafted from 100% recycled material that is 87% lighter than traditional glass bottles resulting in reduced transportation related emissions. This innovative approach to wine packaging marks a first in the U.S. market, underscoring our commitment to recycled packaging solutions.

Human Capital

As one of the largest food and drug retailers in the U.S., serving 36.2 million customers per week, we recognize that our success and ability to delight our customers lies in the engagement of our associates. We remain committed to attracting, developing and retaining associates by fostering a culture of inclusion and belonging through a variety of associate resource groups, investments in talent development and supporting the personal health and well-being of associates and their families.

As of February 22, 2025, we employed approximately 285,000 associates, of which approximately 62% were part-time and approximately 195,000 associates were covered by collective bargaining agreements. A significant number of our associates have long tenure and during fiscal 2024, more than 57,000 of our associates celebrated at least 15 years of service, and more than 42,000 associates celebrated over 20 years of service.

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

Competitive Environment

See "Part I—Item 1A. Risk Factors—Risks Related to Our Industry" for information related to our competitive environment.

Other Information

We maintain a website (www.Albertsonscompanies.com) that includes additional information about the Company. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments to those reports. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered as part of this or any other report filed with or furnished with the Securities and Exchange Commission ("SEC"). These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 21, 2025:

Name	Age	Position
Vivek Sankaran	62	Chief Executive Officer; Director
Sharon McCollam	62	President, Chief Financial Officer
Susan Morris	56	Executive Vice President, Chief Operations Officer
Anuj Dhanda	62	Executive Vice President, Chief Technology & Transformation Officer
Omer Gajial	51	Executive Vice President, Chief Merchandising & Digital Officer
Thomas Moriarty	62	Executive Vice President, M&A and Corporate Affairs
Robert Backus	52	Executive Vice President, Retail Operations, East Region
Michelle Larson	48	Executive Vice President, Retail Operations, West Region
Michael Withers	65	Executive Vice President, Retail Operations, California Region
Evan Rainwater	62	Executive Vice President, Supply Chain, Manufacturing and Strategic Sourcing
Jennifer Saenz	47	Executive Vice President, Pharmacy & eCommerce
Michael Theilmann	61	Executive Vice President, Chief Human Resources Officer

Vivek Sankaran has served as our Chief Executive Officer and Director since September 2021, and our Chief Executive Officer, President and Director since April 2019. Prior to joining the Company, since 2009 Mr. Sankaran served in various leadership and executive positions at PepsiCo, Inc. ("PepsiCo"), a multinational food, snack, and beverage corporation. From January to March 2019, he served as Chief Executive Officer of PepsiCo Foods North America, a business unit within PepsiCo, where he led PepsiCo's snack and convenient foods business. Prior to that position, Mr. Sankaran served as President and Chief Operating Officer of Frito-Lay North America, a subsidiary of PepsiCo, from April 2016 to December 2018, its Chief Operating Officer from February to April 2016 and Chief Commercial Officer, North America, of PepsiCo from 2014 to February 2016, where he led PepsiCo's cross-divisional performance across its North American customers. Prior to joining PepsiCo in 2009, Mr. Sankaran was a partner at McKinsey and Company, where he served various Fortune 100 companies, bringing a strong focus on strategy and operations. As previously announced, Mr. Sankaran will retire as Chief Executive Officer on May 1, 2025.

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

Susan Morris has served as our Executive Vice President and Chief Operations Officer since January 2018. Ms. Morris has served in various executive positions at the Company since 2010 including serving as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018 and Executive Vice President, Retail Operations, East Region from April 2016 to April 2017. Prior to joining the Company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu. As previously announced, Ms. Morris will succeed Mr. Sankaran as Chief Executive Officer on May 1, 2025.

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

Thomas Moriarty has served as our Executive Vice President, M&A and Corporate Affairs since March 2025 and leads the functions of M&A, Business Development, Government Relations, Corporate Communications, Sustainability and Legal. Mr. Moriarty served as our Executive Vice President, General Counsel and Chief Policy Officer since June 2023. Prior to joining the Company, Mr. Moriarty served as EVP, Chief Policy and External Affairs Officer and General Counsel at CVS Health where he spent more than ten years in roles of increasing responsibility. Before joining CVS Health, Mr. Moriarty spent twelve years at Medco Health Solutions, serving in various leadership roles in corporate strategy, legal affairs, global supply chain management, and mergers and acquisitions.

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

Michael Withers has served as our Executive Vice President of Retail Operations, California since February 2025. Mr. Withers previously served as President of our Jewel-Osco division from September 2019 and in various executive positions in the Company including as our Executive Vice President of East Operations from 2017 to 2019. Mr. Withers has served in various roles and positions of increasing responsibility since 2006.

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

Our operations and financial performance are affected by economic conditions such as macroeconomic factors, credit market conditions, tariffs and trade disruptions and the level of consumer confidence. Both inflation and deflation affect our business. Food deflation could reduce sales growth and earnings, while food inflation could reduce gross margin rates and consumer spending. We have observed increased inflation periods during the past several years with varying impacts on our business. We are unable to predict the direction of the economy or if inflation will increase materially or revert to deflation. A continued increase in energy costs, including fuel, could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. If the economy weakens, energy costs continue to increase or inflationary trends continue, our business and operating results could be adversely affected. We may also experience materially adverse impacts to our business as a result of consumers' perceptions of the economy, and a decrease in their personal financial condition could hurt overall consumer confidence and reduce demand for many of our product offerings. Consumers may reduce spending on non-essential items, purchase value-oriented products or increasingly rely on food discounters in an effort to secure the food and drug products that they need, all of which could impact our sales and profit. Governmental and regulatory changes and reductions in governmental subsidies such as the Supplemental Nutrition Assistance Program ("SNAP") could also materially impact our business adversely.

We compete within our industry not only for customers, but also for associates. We have faced a competitive labor market due to labor cost increases, labor shortages and turnover. Our inability to invest in, manage costs and keep pace with technological changes, including those adopted by our competitors, may adversely impact our business initiatives and affect our financial performance. We may be limited in our ability to implement automation-related technological changes in certain of our operations if we are unable to negotiate appropriate terms in our contracts with our labor unions. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our banners, our customers’ connection to our banners, and a positive relationship with the communities in which we serve. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

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

While we have identified and are implementing a broad range of specific productivity initiatives to help offset cost inflation, increase growth and improve earnings, the savings from these productivity initiatives represent management's estimates and remain subject to risks and uncertainties. There can be no assurance that all of our initiatives will be successful or that we will realize the estimated benefits in the currently anticipated amounts or timeframe, if at all. Also, certain of our initiatives may involve up-front costs or significant changes to our operating processes and systems that could result in disruptions in our operations and impact our results of operations.

We may be adversely impacted by environmental, social and governance matters, including inability to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, human rights, animal rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments can be widely publicized. We have historically established and publicly announced certain goals, commitments, and targets which we may change in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipated. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; governmental and nongovernmental responses to certain ESG goals; unforeseen operational and technological difficulties; changes in investment assessments or increases in projected investments and our ability to invest accordingly; changes in frameworks we have agreed to; actions by our competitors in setting or achieving similar goals; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets, or perceived lack of intensity of our commitment to ESG initiatives or to otherwise meet evolving and varied stakeholder expectations could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Our ESG commitments may also encounter pushback from parties with "anti-ESG" sentiments, which could subject us to scrutiny and reputational harm. Such conditions could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

Competition in our industry is intense, and our failure to compete successfully may adversely affect our profitability and operating results.

The food and drug retail industry is large and dynamic, characterized by intense competition among a collection of local, regional and national participants. In addition to new entrants to the market, we face strong competition from existing supercenters, other brick and mortar food and/or drug retailers, club stores, dollar and discount stores, grocery outlets, online retailers and distributors, specialty and niche supermarkets, "limited assortment" stores, drug stores, general merchandisers, wholesale stores, convenience stores, natural food stores, farmers' markets, local chains and stand-alone stores that cater to the individual cultural preferences of specific neighborhoods, restaurants, catering companies and home delivery and meal solution companies. Shifts in the competitive landscape, consumer preference or market share may have an adverse effect on our profitability and results of operations.

As a result of consumers' growing desire to shop online, we also face increasing competition from both our existing competitors that have incorporated the internet as a direct-to-consumer channel and online providers that sell grocery products. Although we have accelerated the expansion of our digital business to offer our customers the ability to shop online for both Drive Up & Go curbside pickup and home delivery, there is no assurance that these online initiatives will continue to be successful. In addition, these initiatives may have an adverse impact on our profitability because of lower gross margins or greater operating costs to compete.

Our ability to attract customers is dependent, in large part, upon a combination of channel preference, location, store conditions, quality, fresh, price, service, convenience and selection and our ability to leverage existing and emerging digital technologies. In each of these areas, other companies compete with us and may successfully attract our customers by matching or exceeding what we offer or by providing greater shopping convenience or better offerings. In recent years, many of our competitors have aggressively added locations and adopted a multi-channel approach to marketing and advertising. Our responses to competitive pressures, such as additional promotions, increased advertising, additional capital investment including for development of our digital offerings and retail media network, could adversely affect our profitability and cash flow. We cannot guarantee that our competitive response will succeed in increasing or maintaining our share of retail food sales.

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

Our continued success to effectively compete in the food retail industry is dependent upon our ability to control operating expenses, replicate competitor capabilities, make appropriate investments, manage product and labor costs in an increasingly competitive labor market and health care and pension costs stipulated by our collective bargaining agreements. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements. This allows them to more effectively leverage their fixed costs or more easily reduce operating expenses. Changes in our product mix also may negatively affect our profitability. Our inability to adequately control and prevent shrink has impacted our results of operations and could impact our results of operations in the future. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability. Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiencies and other similar strategies. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Because we face intense competition, our success depends, in part, on effectively anticipating evolving trends in demographics and responding to changing consumer preferences and demands. It is difficult to predict consistently and successfully the products and services our customers will demand over time. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could lead us to offer our customers a mix of products, methods to purchase products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our customers, leading them to reduce their visits to our stores, purchase less through other methods and decrease the amount they spend. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology advances, and as the way our customers interact with technology changes, we will need to continue to develop and offer digital, loyalty and media solutions that are both cost effective and compelling to our customers. Our failure to anticipate or respond to customer expectations for products, services, digital and loyalty programs could negatively affect the demand for our products and services and our market share which may adversely impact our financial condition and results of operations.

Consolidation in the healthcare industry could adversely affect our financial condition and results of operations.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in increased pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs, increase productivity or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, litigation and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our financial condition and results of operations.

Certain risks are inherent in providing pharmacy products and services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,728 in-store pharmacies. As a result, we are exposed to risks inherent in the packaging, dispensing, billing, display, distribution and disposal of pharmaceuticals and other healthcare products, including risks of liability for products such as opioids. Although we maintain insurance against such liabilities, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all for healthcare and pharmaceutical liabilities. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation because of an error or omission. Also, our business operations and operating results could be materially adversely impacted by legislative, enforcement, regulatory, judicial and public policy changes.

We are subject to numerous federal and state regulations. Each of our in-store pharmacies are enrolled in government healthcare programs and must be licensed by the respective state government. The licensing and enrollment requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration, and, in some states, a separate controlled substance license must be obtained to dispense controlled substances. In addition, pharmacies selling controlled substances are required to maintain extensive records and often report information to state and federal agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state healthcare programs. Because of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Application of federal and state laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our pharmacy operations or assure that we will be able to obtain or maintain the regulatory approvals required to operate our pharmacy business.

Risks Related to Our Supply Chain

Product and raw material supply disruptions, especially those related to fresh products, may have an adverse effect on our profitability and operating results.

Reflecting consumer preferences, we have a significant focus on fresh products. We rely on various suppliers and vendors to provide and deliver our fresh and other product inventory on a continuous basis and to supply the raw materials to manufacture certain of our Own Brands products. We could suffer significant fresh and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters, current and future tariffs arising from international trade disputes, foreign conflicts or other catastrophic or unexpected occurrences such as a pandemic like COVID-19. We expect our suppliers to comply with applicable laws, including labor, safety and environmental laws. Our ability to find qualified suppliers who uphold our standards and requirements for products, including fresh, and to access such products in a timely and operationally efficient manner in volumes we may demand may become a significant challenge.

Severe weather, natural disasters and other climate changes may adversely affect our business.

Severe weather conditions such as hurricanes, earthquakes, floods, wildfires, mudslides, winter storms, tornadoes, as well as other natural disasters in areas in which we have stores or distribution centers have caused and may cause physical damage to our properties, closure of one or more of our stores, manufacturing facilities or distribution centers, lack of an adequate work force, disruption in the manufacture and supply of products, disruption and delays in transportation and delivery of goods, inability of our workforce to work at our facilities, reduction in customer traffic and generally a reduction in the availability of products in our stores.

In addition, adverse climate conditions, weather patterns and their respective impacts such as drought, flood, wildfires, mudslides and changing ambient temperatures adversely impact product cultivation conditions for farmers, ranchers and fishermen, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture, and water availability necessary for the growth and cultivation of crops and raising of animals. As extreme shifts in climate conditions make it more difficult to raise and produce crops, livestock, and seafood, there may be a decrease in the product quality and the yield quantity of food products. Consequently, such a decreased food supply may adversely affect the availability or cost of certain products within the grocery supply chain, which could lead to shortages or reduced gross profit margins as such products become more expensive. At the global level, the impact of climate change on food supply is more likely to lead to food insecurity in countries which, unlike the United States, have climates insufficient to sustain diverse food production. Thus, there may be increased demand for agricultural exports from regions that experience production difficulties yet have sufficient wealth to purchase imports. This may impact the availability of products for us to purchase.

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

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. To the extent that a pathogen is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such products. In addition, recalls or withdrawals of food products, and in particular the food products we manufacture or are sold under any of our Own Brands product names, may involve costs to us, the inability to sell those products or reputational harm to us. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence in our products and product recalls or withdrawals, which could have a material adverse effect on our business.

Fuel prices and availability may adversely affect our results of operations.

We currently operate 405 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline and diesel fuel. Increased regulation or significant increases in wholesale fuel costs and fuel taxes could result in lower gross margins on fuel sales, and demand could be negatively impacted by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, geopolitical tensions, hostilities or boycotts, acts of terrorism, the actions of major oil producing countries to regulate oil production and other matters that may affect the cost and availability of fuel, and how our customers will react to any of the preceding matters, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices can be volatile and can be impacted by global conflicts such as the impact on wheat and corn prices by the armed conflict between Russia and Ukraine and tariffs arising from international trade disputes, trade wars and inflation. For example, the recently implemented tariffs on products imported from certain countries may increase commodity prices for products. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially or there are significant inflationary pressures. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Risks Relating to the Terminated Merger with Kroger

Our inability to execute on our standalone business strategies following the termination of the Merger Agreement could have a material adverse effect on our business, results of operations, and financial condition.

From October 2022 to December 2024, the uncertainties and restrictions on our business imposed by the Merger Agreement limited us from pursuing certain business opportunities and taking actions which may have been beneficial to our business and operations during this period. If we are unable to successfully optimize the acceleration of our Customers for Life strategy and other value-creating initiatives after the termination of the Merger Agreement, our business, operating results or financial condition could be materially adversely affected.

The termination of the Merger Agreement and the related legal proceedings may cause us to incur substantial costs and could otherwise adversely affect our business, financial results and operations.

As disclosed elsewhere in this Form 10-K, the Company has filed a lawsuit against Kroger in the Delaware Court of Chancery, bringing claims for willful breach of contract and breach of the covenant of good faith and fair dealing arising from Kroger's failure to exercise "best efforts" and to take "any and all actions" to secure regulatory approval, as was required of Kroger under the terms of the Merger Agreement. Kroger also delivered a termination notice to the Company, alleging that the Company's termination notice was not effective, and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement. Kroger has also filed counterclaims against us for alleged breaches of the Merger Agreement. In addition to our litigation with Kroger, we may face other lawsuits related to the terminated Merger. We intend to vigorously defend against these and any other legal proceedings arising from the terminated Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict an outcome. Also, legal proceedings are expensive and could result in significant costs to us, including any costs we may be required to pay in connection with the legal proceedings with Kroger. These significant costs, along with our inability to collect the termination fee of $600 million from Kroger could have a material adverse effect on our business, operating results, and financial condition.

Risks Related to Our Workforce

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our operations and financial results.

As of February 22, 2025, approximately 195,000 of our employees were covered by collective bargaining agreements. During fiscal 2024, collective bargaining agreements covering approximately 17,500 employees expired and were successfully renegotiated. In fiscal 2025 collective bargaining agreements covering approximately 120,000 employees are scheduled to expire. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating costs.

Increased pension expenses, contributions and surcharges may have an adverse impact on our financial results.

We currently contribute to 27 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Pension Benefit Guaranty Corporation (the "PBGC") has the authority to petition a court to terminate an underfunded pension plan in limited circumstances. In the event that our defined benefit pension plans are terminated for any reason, we could be liable for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which would result in a larger obligation than that based on the actuarial assumptions used to fund such plans). Under ERISA and the Internal Revenue Code, as amended (the "Code"), the liability under these defined benefit plans is joint and several with all members of our control group (participating ACI consolidated subsidiaries), such that each member of our control group is potentially liable for the defined benefit plans of each other member of the control group.

Based on an assessment of the most recent information available, we believe that a majority of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of a number of employers contributing to these plans and the underfunding of any of these plans to which we contribute are not our liability. Though we are not obligated nor the guarantor for any of the underfunding of multiemployer plans to which we contribute, as of December 31, 2024, we attempted to estimate our allocable share of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that includes the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate could also change based on the amount contributed to the plans, investment returns on the assets held in the plans, actions taken by trustees who manage the plans' benefit payments, interest rates, the amount of withdrawal liability payments made to the plans, if the employers currently contributing to these plans cease participation, and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act of 2014 and applicable provisions of the Code.

Our estimate of the Company's allocable share of the underfunding of multiemployer plans to which we contribute was approximately $4.9 billion. The American Rescue Plan Act ("ARP Act") established a special financial assistance program for financially troubled multiemployer pension plans. Under the ARP Act, eligible multiemployer plans can apply to receive funding in the amount needed to pay pension benefits through the plan year ending 2051. We participate in 15 multiemployer plans eligible for the special financial assistance, of which four have received special financial assistance funds as of February 22, 2025, reducing our estimated $4.9 billion allocable share of the underfunding to approximately $3.6 billion. For additional information, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Multiemployer Pension Plans."

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

Wages continue to increase and are subject to factors outside of our control. Changes to wage regulations could have an impact on our future results of operations.

A considerable number of our employees are paid at rates related to the federal minimum wage. Additionally, many of our stores are located in localities or states where the minimum wage is greater than the federal minimum wage and where a considerable number of employees receive compensation equal to the state's minimum wage which are also slated to increase over the next few years. Moreover, municipalities may set minimum wages above the applicable state standards. Increases in the federal minimum wage or the enactment of additional state or local minimum wage increases are increasing our labor costs, which may adversely affect our results of operations and financial condition.

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

Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to train, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected. We believe that our success is directly linked to the competent people in the Company, including our executive officers and other key personnel. Personnel turnover can be costly and could materially and adversely impact our operating results and potentially jeopardize the success of our

Customers for Life strategy. Our business and operating results may be adversely impacted if we fail to retain and recruit key personnel.

Legal and Regulatory Risks

Unfavorable changes in government regulation may have a material adverse effect on our business.

We operate our business within strict and complex regulatory environments and could be materially adversely affected by changes to, and/or any failure to comply with, existing and new legal requirements. In addition, our industry faces significant political, societal, and media scrutiny, and we may be subject to frequent or increasing challenges which may impact our reputation and business. Additionally, shifts in enforcement practices or regulatory scrutiny generally cannot be anticipated or predicted or our predictions may not be accurate. If we fail to predict or respond adequately to regulatory changes or expanding disclosure requirements, or do not respond as effectively as our competitors, our reputation, business, operations, and financial performance may be adversely affected. Political, governmental, and regulatory regimes and practices can evolve as a result of elections or other events beyond our control. Such changes, including those which have and may occur under the new administration, are unpredictable and may have negative impacts on our business and operations. Compliance with laws, regulations, policies, and enforcement practices may become challenging requiring operational changes which may be difficult to implement, increase our operating costs, require significant capital expenditures, or result in adverse publicity and harm our reputation.

Tax matters could adversely affect our results of operations and financial conditions.

We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could adversely affect our earnings. Our future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, and changes in accounting policies and interpretations relating to tax matters, all of which could negatively impact our business. In addition, changes in tax rates, tax laws, and regulations that impact our customers or the economy generally may also impact our financial condition and results of operations.

Unfavorable changes in, failure to comply with, or increased costs to comply with environmental laws and regulations could adversely affect us. The storage and sale of petroleum products could expose us to potentially significant liabilities.

Our operations, including our 405 fuel centers, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources. Third-party claims in connection with releases of, or exposure to, hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial and could have a material adverse effect on our business. Under current environmental laws, we may be held responsible for the remediation of environmental conditions regardless of whether we lease, sublease or own the stores or other facilities and regardless of whether such environmental conditions were created by us or a prior owner or tenant. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that negatively affect us directly or indirectly through increased costs on our suppliers. There can be no assurance that environmental contamination relating to prior, existing or future sites or other environmental changes will not adversely affect us through, for example, business interruption, cost of remediation or adverse publicity.

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

The inability to insure or have adequate amounts of insurance against the risks we face may have a material adverse impact on our results of operations.

We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. The majority of our workers' compensation liability is from claims occurring in California, where workers' compensation has received intense scrutiny from the state's politicians, insurers, employers and providers, as well as the public in general. State-specific statutes and legislation may result in an increase to our workers' compensation liability, which could have a material adverse impact on our results of operations.

Risks Related to Information Security, Cybersecurity, Data Privacy and Evolving Technologies

We may be adversely affected by risks related to our dependence on IT systems. Any future changes to or intrusion into these IT systems, even if we are compliant with industry security standards, could materially adversely affect our financial condition and operating results.

We have complex information technology systems that are important to the success of our business operations, financial reporting and marketing initiatives. Our information systems are subject to outages, unplanned downtime, program transitions, breakdowns, ransomware attacks, denial of service attacks, malware and other cyber incidents. If we fail to timely or successfully mitigate such adverse events affecting these systems, or experience difficulties accessing the proprietary business data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses to our business and operations. These risks may be further exacerbated by the deployment and use of cloud-based enterprise solutions. In a cloud computing environment, we are subject to outages by third-party service providers and security breaches to their systems, which we may have little control over. In the case of a cloud computing outage, the reconstitution of our business services running on those computing resources will be dependent on the third-party hosting provider restoring availability.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals or other payment systems.

We regularly defend against and respond to data security incidents. While we are vigilant in monitoring the security of our information technology systems, we may not be able to prevent all unauthorized access or remediate the impact of such unauthorized access. The techniques used by cyber criminals change frequently and often cannot be recognized until launched against a target; accordingly, we may not be able to anticipate these frequently changing techniques, implement adequate preventive measures for all of them or remediate any unauthorized access on a timely basis. In addition, ongoing geopolitical conflicts and the development of sophisticated artificial intelligence systems may increase the risk of cyberattacks which could impact our operations. Any unauthorized access into our customers' sensitive information, data belonging to us or our vendors or employee data, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers', vendors' and employees' confidence in us and subject us to investigations, required notifications or public disclosures, potential litigation, liability, fines and penalties and consent decrees, resulting in a possible material adverse impact on our financial condition and results of operations.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry ("PCI") Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute ("ANSI") data encryption standards and payment network security operating guidelines. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. Additionally, the Fair and Accurate Credit Transactions Act ("FACTA") requires systems that print payment card receipts to employ personal account number truncation so that the consumer's full account number is not viewable on the slip. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain or detect all cyber-attacks or intrusions. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS, ANSI and FACTA data encryption standards and state consumer data privacy, data protection and related laws, could be significant.

The loss of confidence from a data security incident involving our customers, employees or vendors could materially adversely affect our financial condition and operating results.

We receive, store and transmit personal information in connection with our business, including information from processing credit card data, digital marketing, and human resources records. The legal landscape surrounding privacy and cybersecurity is constantly changing, leading to stricter requirements for the processing of personal information. Meeting these obligations poses challenges, as any missteps could result in fines, government scrutiny, and lawsuits from individuals and regulators. Violations, or even perceived violations, of privacy, can adversely affect the trust that customers, employees, and vendors place in us regarding their personal information. The protection of our customer, employee and vendor data is critically important to us. Despite our considerable efforts to secure, upgrade and maintain our computer networks, our information security could be compromised, and customer, employee and vendor confidential information could be misappropriated whether as a result of cyberattacks on our information systems, the information systems hosted by third party providers or otherwise. If we experience a data security incident, we could be exposed to government enforcement actions, ransomware claims, loss of business information, negative publicity and possible claims from customers, associates, financial institutions and payment card associations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores altogether and materially adversely affect our financial condition and operating results.

We and our third parties may use artificial intelligence in our business, which could result in competitive and reputational harm, and legal liability, and adversely affect our results of operations.

We and our third parties are increasingly incorporating artificial intelligence ("AI") solutions into our operations, systems, and services. Developing and incorporating AI solutions into our business is uncertain and may result in increased costs and business disruptions without a corresponding benefit. Our competitors may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively in the market. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, biased, or infringe on existing intellectual property, our business, financial condition, and results of operations may be adversely affected. AI presents emerging ethical issues and could pose potential harms to our customers and associates and if our use of AI becomes controversial, we may experience competitive harm, brand or reputational harm, or legal liability. AI also presents a new attack surface that cybercriminals will attempt to exploit as well as providing means to scale and automate targeted attacks. The rapid evolution of AI, including expected government regulation of AI and automated decision making, requires resources, formalized AI governance, a commitment to the ethical and responsible use of data, and processes to best meet these challenges. If we fail to adopt AI in a thoughtful and strategic manner, the risks above may be exacerbated.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of February 22, 2025, we had approximately $7.5 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $4.0 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 22, 2025, we and our subsidiaries had approximately $0.4 billion of finance lease obligations.

Our indebtedness could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. In addition, there can be no assurance that we will be able to refinance any of our debt or that we will be able to refinance on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as sales of assets, sales of equity or restructure of the applicable debt.

We may incur substantially more debt in the future.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern our indebtedness, as disclosed in "Part II—Item 8. Financial Statements and Supplementary Data—Note 6", permit us to incur significant additional debt, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would increase.

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

Our debt instruments contain various covenants that limit our and our restricted subsidiaries' ability to engage in specified types of transactions. A breach of any of these covenants could result in a default under our debt instruments. Any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. In addition, certain of the covenants governing the ABL Facility and our existing notes restrict, among other things, our and our restricted subsidiaries' ability to: incur additional indebtedness or provide guarantees in respect of obligations of other persons; pay dividends on, repurchase stock from or make distributions to our stockholders, or make other restricted payments or make certain investments; prepay, redeem or repurchase debt; make loans, investments and capital expenditures; sell or otherwise dispose of certain assets; incur liens; engage in sale leaseback transactions; restrict dividends, loans or asset transfers from our subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into a new or different line of business; and enter into certain transactions with our affiliates.

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

We have exposure to future interest rates based on the variable rate debt under our ABL Facility and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures, working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and use of our ABL Facility. The interest rate on these borrowing arrangements is generally determined from a borrowing rate at the borrowing date plus a pre-set margin. Significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results. We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash flows from operations. A downgrade in our credit ratings from the internationally recognized credit rating agencies could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets. A rating downgrade could also impact our ability to grow our business by substantially increasing the cost of, or limiting access to, capital.

Risks Related to Owning Our Common Stock

The price of our common stock may be volatile or may decline regardless of our operating performance, and you may suffer a decline in value.

The market price of our common stock is volatile and may be influenced by many factors, some of which are beyond our control, including: stock market volatility in response to macroeconomic and global events; if a substantial number of shares of our common stock becomes available for sale and are sold in a short period of time, the market price of our common stock could decline; the failure of securities analysts to cover our common stock, or changes in financial estimates by analysts; if one or more securities analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business; changes in, or investors' perception of, the food and drug retail industry; the activities of competitors; future issuances and sales of our common stock, including in connection with acquisitions; the impact of our stock repurchase program; future sales of our common stock by our largest stockholder; our quarterly or annual earnings or those of other companies in our industry; the public's reaction to our press releases, our other public announcements and our filings with the SEC; and litigation involving us, our industry, or both.

Our largest stockholder is Cerberus, which may have conflicts of interest with other stockholders in the future.

Cerberus beneficially owns in the aggregate approximately 26% of our common stock and Cerberus has certain governance rights pursuant to a Stockholders' Agreement. As a result, Cerberus may be able to influence (i) the election of our directors, (ii) our corporate and management policies and (iii) other matters submitted to our stockholders for approval. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, Cerberus will continue to be able to strongly influence our decisions.

Provisions in our charter documents and Delaware law may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation, as amended ("certificate of incorporation"), and our amended and restated bylaws ("bylaws") may restrict the ability of stockholders to make changes in our governance that they may consider advantageous or desirable. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our Board of Directors (the "Board"). Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Our certificate of incorporation authorizes our Board to issue up to 100,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our Board at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights, and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board to issue preferred stock could delay, discourage, prevent, or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our securities and debt agreements, including the ABL Facility, and our existing notes.

Holders of our common stock are only entitled to receive such cash dividends as our Board, in its sole discretion, may declare out of funds legally available for such payments, including minimum capital requirements and limited by contractual obligations or covenants in any financing arrangements that we are currently a party to, including the ABL Facility and our existing notes, or any that we may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock.

Item 1B - Unresolved Staff Comments

None.

Item 1C - Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management processes for assessing and managing risks from cybersecurity threats include proactively identifying and detecting internal and external threats and vulnerabilities and mitigating, containing or eradicating attacks, as necessary. To ensure the highest levels of availability and integrity of critical business systems and services, we have designed a comprehensive risk reduction strategy. Our cybersecurity related risk management processes include assessing risk based on business criticality, data classification, disaster recovery rating, and security monitoring our operations (e.g., network, systems, retail stores, manufacturing plants and distribution centers) to determine where and how critical business operations could be impacted by a cyber incident. We maintain a risk repository and partner with technology and business teams to identify and remediate risk. Our cybersecurity team conducts regular risk assessments to analyze the likelihood of compromise and magnitude of harm which could potentially result from unauthorized access, use, disclosure, disruption, modification, or destruction of the Company's systems and data. We also perform risk assessments on our third-party suppliers. We make reasonable efforts to require third-party technology service providers to manage vulnerabilities in their environments to prevent the risk of impact to our business operations and enterprise network. We also undertake periodic National Institute of Standards and Technology ("NIST") Cybersecurity Framework assessments, conducted by a third party, to ensure our cybersecurity program is maturing in-line with industry and includes the key functions and capabilities to address key risk areas.

Collectively with our technology partners, we continuously (24/7) monitor our systems and assets to quickly respond to cybersecurity threats against our business. We conduct vulnerability scanning of our infrastructure and applications to identify risk and work with relevant stakeholders to proactively remediate risk where necessary. Additionally, we partner with multiple third-party managed security service providers ("MSSP") for enhanced monitoring of our information technology and data security environment and to perform proactive detection and investigation of suspicious or malicious activity within our network. We have defined processes with our third-party MSSPs for handling and escalating identified potential malicious activity within the Company’s information technology environment. MSSPs and internal stakeholders perform response actions when a security event is identified. Additionally, we meet regularly with our MSSPs to enhance processes and to ensure service level requirements are being met.

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

Governance

Our Board is engaged in risk management and the oversight of Company-wide risks. To supplement its risk oversight function, our Board has delegated certain risk management responsibilities to the Audit and Risk Committee (the "Audit Committee") and the Technology Committee of the Board (the "Technology Committee").

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

For a detailed discussion of the Company’s cybersecurity related risks, see "Item 1A. Risk Factors—Risks Related to Information Security, Cybersecurity, Data Privacy and Evolving Technologies."

Item 2 - Properties

As of February 22, 2025, we operated 2,270 stores located in 34 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	25	Iowa	1	North Dakota	1
Arizona	136	Louisiana	16	Oregon	120
Arkansas	1	Maine	19	Pennsylvania	50
California	585	Maryland	67	Rhode Island	8
Colorado	105	Massachusetts	76	South Dakota	3
Connecticut	7	Montana	40	Texas	213
Delaware	17	Nebraska	5	Utah	6
District of Columbia	12	Nevada	50	Vermont	19
Hawaii	23	New Hampshire	26	Virginia	39
Idaho	44	New Jersey	85	Washington	215
Illinois	184	New Mexico	34	Wyoming	15
Indiana	4	New York	19

The following table summarizes our stores by size as of February 22, 2025:

Square Footage	Number of stores	Percent of total
Less than 30,000	214	9.4%
30,000 to 50,000	777	34.2%
More than 50,000	1,279	56.4%
Total stores	2,270	100.0%

We own or ground-lease approximately 39% of our operating stores and 52% of our industrial properties (distribution centers, warehouses and manufacturing plants).

Our corporate headquarters is located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California, Phoenix, Arizona and Plano, Texas. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company's Class A common stock began trading on the NYSE on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's Class A common stock. As of April 17, 2025, there were 69 holders of record of our Class A common stock.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Class A common stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Composite Index for the period from June 26, 2020 (the date our Class A common stock commenced trading on the NYSE) through February 22, 2025. The graph assumes an investment of $100 in our Class A common stock at market close on June 26, 2020 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Class A common stock.

Comparison of Cumulative Total Return (Since Listing)
$250.00
$200.00
$150.00
$100.00
$50.00
6/26/2020
2/27/2021
2/26/2022
2/25/2023
2/24/2024
2/22/2025
ACI
S&P 500
S&P 500 Retail Composite

	6/26/2020	2/27/2021	2/26/2022	2/25/2023	2/24/2024	2/22/2025
ACI	$100.00	$105.93	$198.34	$186.27	$198.81	$195.59
S&P 500	100.00	126.66	145.72	137.55	179.15	214.56
S&P 500 Retail Composite	100.00	118.97	131.03	107.09	154.67	187.96

Issuer Purchases of Equity Securities

On December 11, 2024, the Company announced that the Board has authorized a share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During fiscal 2024, the Company repurchased 4.1 million shares of common stock for a total of $82.5 million. The Company did not repurchase any shares of our Class A common stock during fiscal 2023 and fiscal 2022.

Share repurchase activity during the fourth quarter of fiscal 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
December 1, 2024 through December 28, 2024	—	$—	—	$—
December 29, 2024 through January 25, 2025	2,221,000	19.95	2,221,000	1,955.7
January 26, 2025 through February 22, 2025	1,897,733	20.15	1,897,733	1,917.5
Total	4,118,733	$20.04	4,118,733	$1,917.5

Unregistered Sales of Equity Securities

During fiscal 2023 and fiscal 2022, certain holders of Convertible Preferred Stock converted approximately 50,000 and 1,349,186 shares of Convertible Preferred Stock, respectively, into approximately 2,903,200 and 78,339,120 shares of Class A common stock, respectively. As of June 17, 2023, 100% of the originally issued Convertible Preferred Stock had been converted into Class A common stock and no shares of Convertible Preferred Stock are outstanding. Each share of Convertible Preferred Stock was convertible at a rate of 58.064 shares of Class A common stock (with cash delivered in lieu of any fractional shares of Class A common stock) and were issued from the Company's treasury stock account. The shares of Class A common stock were issued in exchange for Convertible Preferred Stock in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 3(a)(9) of the Act.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 24, 2024 filed with the SEC on April 22, 2024, which provides comparisons of fiscal 2023 and fiscal 2022. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Special Note Regarding Forward-Looking Statements" set forth in Part I and in Item 1A. "Risk Factors."

Our last three fiscal years consisted of the 52 weeks ended February 22, 2025 ("fiscal 2024"), the 52 weeks ended February 24, 2024 ("fiscal 2023") and the 52 weeks ended February 25, 2023 ("fiscal 2022"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2024 OVERVIEW

We are one of the largest food retailers in the United States, with 2,270 stores across 34 states and the District of Columbia as of February 22, 2025. We operate more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of February 22, 2025, who serve on average 36.2 million customers each week. Additionally, as of February 22, 2025, we operated 1,728 in-store pharmacies, 1,313 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During fiscal 2024, we continued to execute on our Customers for Life strategy, which is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. Collectively, these digital platforms generate deeper customer engagement, increase digital inventory and enrich our data to accelerate growth in the Albertsons Media Collective ("AMC"). We continue to invest significantly in AMC, building industry-leading technologies to expand the reach of our brand and fuel one of the largest opportunities for reinvestment into our core business.

Identical sales, excluding fuel, increased 2.0% during fiscal 2024. We continued to invest in new merchandising initiatives and our loyalty offerings, and we also deepened digital connection and engagement with our customers. During fiscal 2024, digital sales, which include Drive Up & Go curbside pickup and home delivery, increased 24% compared to fiscal 2023, as the expansion of our services and continued innovation in digital offerings resonated with customers. Loyalty members increased 15% to 45.6 million in fiscal 2024 compared to fiscal 2023.

Customer needs for value have evolved due to inflationary pressure and so have our strategies to address those needs as we work with our vendor partners to strategically invest in our customer value proposition in certain categories and markets. In Own Brands, we continue to focus on providing our customers with products they trust through innovation and offering products at an attractive price point. During fiscal 2024, we launched 279 new items, including new items in our Open Nature cauliflower pizza line and in our Signature Select ice cream assortment.

We endeavor to use technology in everything we do and over the last few years we have invested strategically to build a best-in-class technology platform, with our core infrastructure in the Cloud and a modernized scalable network. This advanced technology platform, on which we will continue to innovate, powers our eCommerce, store, pharmacy, supply chain, merchandising and AMC operations, and will allow us to leverage emerging technologies to accelerate our operational transformation going forward.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,927.5 million during fiscal 2024, primarily including the completion of 127 remodels, the opening of 11 new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during fiscal 2024 included $295.1 million of common stock dividends ($0.51 per common share) and the repurchase of 4.1 million shares of common stock for a total of $82.5 million.

Termination of the Merger Agreement

As previously disclosed, on October 13, 2022, the Company, The Kroger Co. ("Kroger") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Kroger ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub would have been merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Kroger. On December 10, 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. In light of the preliminary injunction, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement. For additional information about the termination of the Merger Agreement and the Merger, see Part II—Item 8. Financial Statements and Supplementary Data—Note 2.

Fiscal 2024 highlights

In summary, our financial and operating highlights for fiscal 2024 include:
•Identical sales increased 2.0%
•Digital sales increased 24%
•Loyalty members increased 15% to 45.6 million
•Net income of $959 million, or $1.64 per Class A common share
•Adjusted net income of $1,382 million, or $2.34 per Class A common share
•Adjusted EBITDA of $4,005 million
•Operating cash flows of $2,681 million
•Continued modernization of our store fleet, including completing 127 remodels and opening 11 new stores

Stores

The following table shows stores operating, opened and closed during the periods presented:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Stores, beginning of period	2,269	2,271	2,276
Opened	11	6	5
Closed	(10)	(8)	(10)
Stores, end of period	2,270	2,269	2,271
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Less than 30,000	214	217	9.4%	9.6%	4.9	4.9
30,000 to 50,000	777	778	34.2%	34.3%	32.6	32.6
More than 50,000	1,279	1,274	56.4%	56.1%	75.5	75.3
Total Stores	2,270	2,269	100.0%	100.0%	113.0	112.8
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

RESULTS OF OPERATIONS

The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2024 compared to fiscal 2023.

Summary of Consolidated Statements of Operations (dollars in millions, except per share data):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Net sales and other revenue	$80,390.9	100.0%	$79,237.7	100.0%	$77,649.7	100.0%
Cost of sales	58,135.3	72.3	57,192.0	72.2	55,894.1	72.0
Gross margin	22,255.6	27.7	22,045.7	27.8	21,755.6	28.0
Selling and administrative expenses	20,613.7	25.6	19,932.9	25.2	19,596.0	25.2
Loss (gain) on property dispositions and impairment losses, net	95.8	0.1	43.9	—	(147.5)	(0.2)
Operating income	1,546.1	2.0	2,068.9	2.6	2,307.1	3.0
Interest expense, net	459.8	0.6	492.1	0.6	404.6	0.5
Other income, net	(43.4)	—	(12.2)	—	(33.0)	—
Income before income taxes	1,129.7	1.4	1,589.0	2.0	1,935.5	2.5
Income tax expense	171.1	0.2	293.0	0.4	422.0	0.5
Net income	$958.6	1.2%	$1,296.0	1.6%	$1,513.5	2.0%

Basic net income per Class A common share	$1.65		$2.25		$2.29
Diluted net income per Class A common share	1.64		2.23		2.27

Net Sales and Other Revenue

Net sales and other revenue increased $1,153.2 million, or 1.5%, to $80,390.9 million in fiscal 2024 from $79,237.7 million in fiscal 2023. The increase in Net sales and other revenue in fiscal 2024 as compared to fiscal 2023 was driven by our 2.0% increase in identical sales, with growth in pharmacy sales being the primary driver of the identical sales increase, while our digital sales also increased 24% during fiscal 2024. The increase in Net sales and other revenue was partially offset by lower fuel sales. The components of the change in Net sales and other revenue for fiscal 2024 were as follows (in millions):

Fiscal 2024
Net sales and other revenue for fiscal 2023	$79,237.7
Identical sales increase of 2.0%	1,479.7
Decrease in fuel sales	(416.1)
Increase in sales due to new store openings, net of store closures	60.0
Other, net	29.6
Net sales and other revenue for fiscal 2024	$80,390.9

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

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Identical sales, excluding fuel	2.0%	3.0%	6.9%

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2024		Fiscal 2023
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$40,102.8	49.9%	$39,977.3	50.5%
Fresh (3)	25,507.3	31.7%	25,442.7	32.1%
Pharmacy	9,597.2	11.9%	8,240.0	10.4%
Fuel	3,980.6	5.0%	4,396.7	5.5%
Other (4)	1,203.0	1.5%	1,181.0	1.5%
Total	$80,390.9	100.0%	$79,237.7	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, media advertising revenue, rental income and other miscellaneous revenue.

Gross Margin

Gross margin rate decreased to 27.7% in fiscal 2024 compared to 27.8% in fiscal 2023. Excluding the impacts of fuel and LIFO, gross margin rate decreased 34 basis points. The strong growth in pharmacy sales, which carries an overall lower gross margin rate, increases in delivery and handling costs related to the 24% growth in our digital sales and investment in our customer value proposition were the primary drivers of the decrease, partially offset by the benefits from our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased to 25.6% of Net sales and other revenue in fiscal 2024 compared to 25.2% in fiscal 2023. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 34 basis points during fiscal 2024 compared to fiscal 2023. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to an increase in operating expenses related to the ongoing development of our digital and omnichannel capabilities, Merger-related costs, increased business transformation costs, higher employee costs and increased store occupancy costs including additional third-party store security services, partially offset by the benefits from our productivity initiatives.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For fiscal 2024, net loss on property dispositions and impairment losses was $95.8 million, primarily driven by $104.2 million of asset impairments including impairment losses of $60.9 million of retail store impairment losses, $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers and $3.5 million related to certain technology assets, partially offset by $8.4 million of net gains from the sale of real estate assets. For fiscal 2023, net loss on property dispositions and impairment losses was $43.9 million, primarily driven by the impairment and disposal of certain technology assets, partially offset by net gains from the sale of assets.

Interest Expense, Net

Interest expense, net was $459.8 million in fiscal 2024 compared to $492.1 million in fiscal 2023. The decrease in Interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate was 5.6% during both fiscal 2024 and fiscal 2023, excluding amortization of debt discounts and deferred financing costs.
Other Income, Net

For fiscal 2024, Other income, net was $43.4 million primarily driven by unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement income. For fiscal 2023, Other income, net was $12.2 million primarily driven by non-service cost components of net pension and post-retirement income, realized gains from non-operating investments and income related to our equity interest and gain on sale of El Rancho during fiscal 2023, partially offset by realized and unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $171.1 million, representing a 15.1% effective tax rate, in fiscal 2024, and $293.0 million, representing an 18.4% effective tax rate, in fiscal 2023. The decrease in the effective income tax rate during fiscal 2024 compared to fiscal 2023 was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to audit settlements, compared to a reduction of a reserve of $49.7 million for an uncertain tax position due to the expiration of a foreign statute during the first quarter of fiscal 2023.

Net Income and Adjusted Net Income

Net income was $958.6 million or $1.64 per diluted share during fiscal 2024 compared to $1,296.0 million or $2.23 per diluted share during fiscal 2023. Fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits, and fiscal 2023 included the $49.7 million or $0.09 per share benefit related to the reduction in the reserve for an uncertain tax position. Adjusted net income was $1,382.4 million, or $2.34 per share, during fiscal 2024 compared to $1,693.7 million, or $2.88 per share (which includes the $49.7 million tax benefit discussed above), during fiscal 2023.

Adjusted EBITDA

Adjusted EBITDA was $4,004.7 million, or 5.0% of Net sales and other revenue, during fiscal 2024 compared to $4,317.7 million, or 5.4% of Net sales and other revenue, during fiscal 2023.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and adjusted EBITDA (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income	$958.6	$1,296.0	$1,513.5
Adjustments:
Loss (gain) on interest rate swaps and energy hedges, net (d)	0.9	(3.2)	(8.4)
Business transformation (1)(b)	105.2	45.1	78.3
Equity-based compensation expense (b)	106.2	104.5	138.3
Loss (gain) on property dispositions and impairment losses, net	95.8	43.9	(147.5)
LIFO expense (a)	28.6	52.0	268.0
Government-mandated incremental COVID-19 pandemic related pay (2)(b)	—	—	10.8
Merger-related costs (3)(b)	254.8	180.6	56.5
Certain legal and regulatory accruals and settlements, net (b)	6.1	(6.7)	100.7
Amortization of debt discount and deferred financing costs (c)	16.1	15.5	16.8
Amortization of intangible assets resulting from acquisitions (b)	47.9	48.6	50.9
Combined Plan (4)(b)	—	—	(19.0)
Miscellaneous adjustments (5)(f)	(0.3)	41.4	52.1
State income tax benefits related to the settlement of audits	(81.0)	—	—
Tax impact of adjustments to Adjusted net income	(156.5)	(124.0)	(145.9)
Adjusted net income	$1,382.4	$1,693.7	$1,965.1
Tax impact of adjustments to Adjusted net income	156.5	124.0	145.9
State income tax benefits related to the settlement of audits	81.0	—	—
Income tax expense	171.1	293.0	422.0
Amortization of debt discount and deferred financing costs (c)	(16.1)	(15.5)	(16.8)
Interest expense, net	459.8	492.1	404.6
Amortization of intangible assets resulting from acquisitions (b)	(47.9)	(48.6)	(50.9)
Depreciation and amortization (e)	1,817.9	1,779.0	1,807.1
Adjusted EBITDA	$4,004.7	$4,317.7	$4,677.0

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Numerator:

Adjusted net income (6)	$1,382.4	$1,693.7	$1,965.1

Denominator:

Weighted average Class A common shares outstanding - diluted	583.8	581.1	534.0
Adjustments:
Convertible preferred stock (7)	—	0.3	42.7
Restricted stock units and awards (8)	6.5	6.4	5.9
Adjusted weighted average Class A common shares outstanding - diluted	590.3	587.8	582.6

Adjusted net income per Class A common share - diluted	$2.34	$2.88	$3.37

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income per Class A common share - diluted	$1.64	$2.23	$2.27
Convertible Preferred Stock (7)	—	—	0.36
Non-GAAP adjustments (9)	0.73	0.68	0.78
Restricted stock units and awards (8)	(0.03)	(0.03)	(0.04)
Adjusted net income per Class A common share - diluted	$2.34	$2.88	$3.37
(1) Includes costs associated with third-party consulting fees related to our Customers for Life strategy and employee termination costs related to our reduction in workforce during the fourth quarter of fiscal 2024, as follows (see table below):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Third-party consulting fees	$71.7	$45.1	$78.3
Employee termination costs	33.5	—	—
Total Business transformation	$105.2	$45.1	$78.3
(2) Represents incremental COVID-19 related pay legislatively required in certain municipalities in which we operate.
(3) Primarily relates to third-party legal and advisor fees and retention program expense related to the Merger and costs in connection with our previously-announced Board-led review of potential strategic alternatives.
(4) Related to the Combined Plan during the second quarter of fiscal 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11" for more information.

(5) Miscellaneous adjustments include the following (see table below):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Non-cash lease-related adjustments	$4.5	$4.2	$5.6
Lease and lease-related costs for surplus and closed stores	15.9	19.4	22.7
Net realized and unrealized (gain) loss on non-operating investments	(40.1)	8.6	25.2
Other (i)	19.4	9.2	(1.4)
Total Miscellaneous adjustments	$(0.3)	$41.4	$52.1
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
(9) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Loss (gain) on interest rate swaps and energy hedges, net:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cost of sales	$1.0	$(2.2)	$(4.8)
Selling and administrative expenses	(0.1)	(1.0)	4.8
Other income, net	—	—	(8.4)
Total Loss (gain) on interest rate swaps and energy hedges, net	$0.9	$(3.2)	$(8.4)

(e) Depreciation and amortization:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cost of sales	$181.4	$169.0	$162.7
Selling and administrative expenses	1,636.5	1,610.0	1,644.4
Total Depreciation and amortization	$1,817.9	$1,779.0	$1,807.1

(f) Miscellaneous adjustments:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Selling and administrative expenses	$36.0	$34.7	$28.9
Other income, net	(36.3)	6.7	23.2
Total Miscellaneous adjustments	$(0.3)	$41.4	$52.1

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	February 22, 2025	February 24, 2024	February 25, 2023
Cash and cash equivalents and restricted cash at end of period	$297.9	$193.2	$463.8
Cash flows provided by operating activities	2,680.6	2,659.5	2,853.9
Cash flows used in investing activities	(1,891.8)	(1,746.7)	(1,977.3)
Cash flows used in financing activities	(684.1)	(1,183.4)	(3,365.4)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2,680.6 million during fiscal 2024 compared to $2,659.5 million during fiscal 2023. The increase in cash flow from operating activities during fiscal 2024 compared to fiscal 2023 was due to less cash paid for taxes, legal settlements, multiemployer pension plan withdrawal liabilities and interest, partially offset by a decrease in Adjusted EBITDA, higher Merger-related costs, changes in working capital and an increase in contributions to our defined benefit pension plans during fiscal 2024.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2024 was $1,891.8 million primarily due to payments for property, equipment and intangibles of $1,927.5 million, partially offset by proceeds from the sale of assets of $31.4 million, primarily related to real estate. Payments for property, equipment and intangibles included the completion of 127 remodels, the opening of 11 new stores and continued investment in our digital and technology platforms.

Net cash used in investing activities during fiscal 2023 was $1,746.7 million primarily due to payments for property, equipment and intangibles of $2,036.6 million, partially offset by proceeds from the sale of assets of $217.6 million, which includes $166.1 million related to the sale of our equity interest in El Rancho during fiscal 2023. Payments for property, equipment and intangibles included the completion of 150 remodels, the opening of six new stores and continued investments in our digital and technology platforms.

In fiscal 2025, we expect capital expenditures to be in the range of $1.7 billion to $1.9 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $684.1 million in fiscal 2024 primarily consisting of the $250.0 million repayment of the asset-based loan facility (as amended, the "ABL Facility"), dividends paid on our Class A common stock, the repurchase of common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of debt under the ABL Facility.

Net cash used in financing activities was $1,183.4 million in fiscal 2023 primarily consisting of the $950.0 million partial repayment of the ABL Facility, dividends paid on our Class A common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $150.0 million of proceeds from the issuance of debt under the ABL Facility.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6 and Note 8" for additional information.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, decreased $248.5 million to $7,820.1 million as of the end of fiscal 2024 compared to $8,068.6 million as of the end of fiscal 2023.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 22, 2025
Senior Unsecured Notes, New Albertson's L.P. Notes and Safeway Inc. Notes	$7,377.5
Finance lease obligations	427.9
Other financing obligations	14.7
Total debt, including finance leases	$7,820.1
During fiscal 2024, we repaid $200.0 million, net, of the ABL Facility. As of February 22, 2025, we had no borrowings outstanding under the ABL Facility and total availability of $3,972.6 million (net of letter of credit usage).
On March 11, 2025, subsequent to the end of fiscal 2024, we completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, subsequent to the end of fiscal 2024, proceeds from the 2033 Notes, together with approximately $5.6 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of our 7.500% senior unsecured notes due March 15, 2026 and (ii) pay fees and expenses related to the issuance of the 2033 Notes.
During fiscal 2024 and fiscal 2023, there were no financial maintenance covenants in effect under the ABL Facility because the conditions had not been met.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $295.1 million ($0.51 per common share), $276.2 million ($0.48 per common share) and $255.1 million ($0.48 per common share) during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. On December 11, 2024, the Board increased the quarterly cash dividend 25% from $0.12 per common share to $0.15 per common share. On April 15, 2025, we announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on May 9, 2025 to stockholders of record as of the close of business on April 25, 2025.

During the first quarter of fiscal 2023, the conversion of the remaining Convertible Preferred Stock was completed. The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred

Stock participated in cash dividends that we pay on our common stock to the extent that such cash dividends exceed $206.25 million per fiscal year and shares of Convertible Preferred Stock remain outstanding as of the applicable record date to participate in such dividends. Cash dividends paid to holders of the Convertible Preferred Stock were $0.8 million and $65.3 million during fiscal 2023 and fiscal 2022, respectively.

On October 13, 2022, we declared the Special Dividend, payable to stockholders of record, including holders of Series A preferred stock on an as-converted basis, as of the close of business on October 24, 2022. On January 20, 2023, the Special Dividend of $3,916.9 million was paid.

Common Stock Repurchase Program

On December 11, 2024, the Board authorized a share repurchase program of up to $2.0 billion of our common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. Subsequent to the Board authorization, during the fourth quarter of fiscal 2024, we repurchased an aggregate of 4.1 million shares of our common stock for a total of $82.5 million pursuant to such share repurchase authorization. We did not repurchase any shares of our common stock during fiscal 2023 and fiscal 2022.

Liquidity and Factors Affecting Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be approximately $5.5 billion, which includes anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments, quarterly dividends on Class A common stock, common stock repurchases, operating leases and finance leases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

The table below presents our material cash requirements as of February 22, 2025 (in millions):

	Payments Due Per Fiscal Year (1)
	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt (2)	$7,452.4	$0.6	$4,416.7	$2,521.9	$513.2
Estimated interest on long-term debt (3)	1,297.5	389.1	604.3	264.0	40.1
Operating leases (4)	8,878.5	1,010.6	2,011.4	1,661.7	4,194.8
Finance leases (4)	623.1	81.3	145.7	109.4	286.7
Other obligations (5)	1,780.3	397.3	503.0	234.5	645.5
Purchase obligations (6)	481.9	254.0	148.4	37.4	42.1
Total contractual obligations	$20,513.7	$2,132.9	$7,829.5	$4,828.9	$5,722.4
(1) The cash requirements table excludes funding of pension and other postretirement benefit obligations, which totaled $91.3 million in fiscal 2024 and is expected to total approximately $57 million in fiscal 2025. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $547.7 million in fiscal 2024 and is expected to total approximately $560 million in fiscal 2025.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate or the variable interest rate in effect as of February 22, 2025. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 6" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.

(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, as well as payment obligations related to the Combined Plan. The table excludes the unfunded pension and postretirement benefit obligation of $170.3 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 22, 2025, future purchase obligations primarily relate to energy, fixed asset, information technology and marketing commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

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

The underfunding of any of these plans to which we contribute are not our liability and though we are not obligated nor the guarantor for any of the underfunding, we have estimated, based on the ratio of our contributions to the total of all contributions to these plans, our allocable share of the underfunding (the amount by which the actuarial determined plan liabilities exceed the value of the plan assets) of these multiemployer plans to which we contribute to be approximately $4.9 billion. Of the 27 multiemployer plans to which we contribute, 15 plans are classified as "Critical" or "Critical and Declining" and eligible for relief under the special financial assistance program through the ARP Act. As of February 22, 2025, four of these 15 plans have received special financial assistance funds, reducing our estimated $4.9 billion allocable share of underfunding to approximately $3.6 billion. The remaining 11 plans have applied for special financial assistance and though the amounts each plan could receive will vary, we currently estimate that these 11 plans represent over 85% of our remaining $3.6 billion allocable share of underfunding. We expect the special financial assistance program under these regulations to provide the funding for these plans to remain solvent for at least the next 25 to 30 years and continue to provide benefits to our associates who are beneficiaries of these multiemployer plans.

We will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $547.7 million, $545.5 million and $546.5 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and we expect to contribute approximately $560 million in fiscal 2025. Refer to "Part I—Item 1A. Risk Factors" and "Part II—Item 8. Financial Statements and Supplementary Data—Note 11" for additional information.

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

Letters of Credit

We had letters of credit of $27.4 million outstanding as of February 22, 2025. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

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

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. From time to time, we manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. All of our interest rate swaps expired in March 2023. Our exposure to changes in Term SOFR primarily relates to our ABL Facility which had no amounts outstanding as of February 22, 2025. Therefore, we believe that a 100 basis point increase on our variable interest rates would not have a material impact on our interest expense.

The table below provides information about debt instruments that are sensitive to changes in interest rates, and presents principal amounts due and related weighted average interest rates by expected maturity dates (dollars in millions):

	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$0.6	$2,760.1	$1,656.6	$44.0	$2,477.9	$513.2	$7,452.4	$7,312.1
Weighted average interest rate (1)	7.25%	4.94%	6.29%	6.60%	4.26%	7.79%	5.22%
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 22, 2025 and February 24, 2024, the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for each of the 52 weeks ended February 22, 2025, February 24, 2024, and February 25, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 22, 2025 and February 24, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 22, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 22, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is primarily self-insured for workers' compensation, property, automobile, and general liability. The self‑insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company's further exposure after a claim reaches the designated stop-loss threshold. The projected settlement values are estimated based on the Company's historical claim experience, supplemented with industry experience, as necessary and are established using actuarial methods followed in the insurance industry.

We identified the Company's self‑insurance liabilities for general liability and workers' compensation as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management, and changes in actuarial assumptions could have a significant impact on management's estimate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self‑insurance liabilities were appropriately recorded as of February 22, 2025.

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
April 21, 2025

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 22, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 22, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 22, 2025, of the Company and our report dated April 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boise, Idaho
April 21, 2025

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 22, 2025	February 24, 2024
ASSETS
Current assets
Cash and cash equivalents	$293.6	$188.7
Receivables, net	834.8	724.4
Inventories, net	4,989.0	4,945.2
Prepaid assets	338.8	370.3
Other current assets	102.8	58.9
Total current assets	6,559.0	6,287.5

Property and equipment, net	9,811.0	9,570.3
Operating lease right-of-use assets	6,153.4	5,981.6
Intangible assets, net	2,318.0	2,434.5
Goodwill	1,201.0	1,201.0
Other assets	713.3	746.2
TOTAL ASSETS	$26,755.7	$26,221.1

LIABILITIES
Current liabilities
Accounts payable	$4,092.7	$4,218.2
Accrued salaries and wages	1,345.2	1,302.6
Current maturities of long-term debt and finance lease obligations	57.6	285.2
Current operating lease obligations	705.5	677.6
Current portion of self-insurance liability	374.0	367.7
Taxes other than income taxes	393.9	325.4
Other current liabilities	282.1	281.0
Total current liabilities	7,251.0	7,457.7

Long-term debt and finance lease obligations	7,762.5	7,783.4
Long-term operating lease obligations	5,657.2	5,493.2
Deferred income taxes	824.1	807.6
Long-term self-insurance liability	922.1	899.9
Other long-term liabilities	952.9	1,031.8

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of February 22, 2025 and February 24, 2024	—	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of February 22, 2025 and February 24, 2024	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 22, 2025 and February 24, 2024	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 597,964,926 and 594,445,268 shares issued as of February 22, 2025 and February 24, 2024, respectively	6.0	5.9
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 22, 2025 and February 24, 2024	—	—
Additional paid-in capital	2,184.0	2,129.6
Treasury stock, at cost, 22,522,934 and 18,397,745 shares held as of February 22, 2025 and February 24, 2024, respectively	(386.7)	(304.2)
Accumulated other comprehensive income	94.7	88.0
Retained earnings	1,487.9	828.2
Total stockholders' equity	3,385.9	2,747.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,755.7	$26,221.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)

.9

	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023
Net sales and other revenue	$80,390.9	$79,237.7	$77,649.7
Cost of sales	58,135.3	57,192.0	55,894.1
Gross margin	22,255.6	22,045.7	21,755.6

Selling and administrative expenses	20,613.7	19,932.9	19,596.0
Loss (gain) on property dispositions and impairment losses, net	95.8	43.9	(147.5)
Operating income	1,546.1	2,068.9	2,307.1

Interest expense, net	459.8	492.1	404.6
Other income, net	(43.4)	(12.2)	(33.0)
Income before income taxes	1,129.7	1,589.0	1,935.5

Income tax expense	171.1	293.0	422.0
Net income	$958.6	$1,296.0	$1,513.5

Other comprehensive income (loss), net of tax:
Recognition of pension gain	4.9	15.8	4.6
Other	1.8	2.9	(4.3)
Other comprehensive income	$6.7	$18.7	$0.3

Comprehensive income	$965.3	$1,314.7	$1,513.8

Net income per Class A common share:
Basic net income per Class A common share	$1.65	$2.25	$2.29
Diluted net income per Class A common share	1.64	2.23	2.27
Weighted average Class A common shares outstanding:
Basic	580.1	575.4	529.0
Diluted	583.8	581.1	534.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023
Cash flows from operating activities:
Net income	$958.6	$1,296.0	$1,513.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	95.8	43.9	(147.5)
Depreciation and amortization	1,817.9	1,779.0	1,807.1
Operating lease right-of-use assets amortization	681.2	665.2	652.7
LIFO expense	28.6	52.0	268.0
Deferred income tax	(105.1)	(112.6)	12.9
Pension and post-retirement benefits expense (income)	8.7	(2.9)	(21.7)
Contributions to pension and post-retirement benefit plans	(91.3)	(18.3)	(27.3)
Deferred financing costs	16.3	15.6	16.9
Equity-based compensation expense	106.2	104.5	138.3
Other operating activities	(26.0)	1.4	(6.6)
Changes in operating assets and liabilities:
Receivables, net	(113.8)	(36.3)	(127.1)
Inventories, net	(72.4)	(215.3)	(549.1)
Accounts payable, accrued salaries and wages and other accrued liabilities	(170.1)	100.5	(164.2)
Operating lease liabilities	(673.0)	(654.1)	(637.7)
Pension withdrawal liabilities	(15.5)	(88.7)	(103.4)
Self-insurance assets and liabilities	45.9	30.6	56.2
Other operating assets and liabilities	188.6	(301.0)	172.9
Net cash provided by operating activities	2,680.6	2,659.5	2,853.9

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,931.2)	(2,031.3)	(2,153.9)
Proceeds from sale of assets	31.4	217.6	195.2
Other investing activities	8.0	67.0	(18.6)
Net cash used in investing activities	(1,891.8)	(1,746.7)	(1,977.3)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024	52 weeks ended February 25, 2023
Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	$50.0	$150.0	$2,150.0
Payments on long-term borrowings, including ABL facility	(250.9)	(950.8)	(1,150.8)
Payments of obligations under finance leases	(60.6)	(69.3)	(71.6)
Special dividend paid	—	—	(3,916.9)
Dividends paid on common stock	(295.1)	(276.2)	(255.1)
Dividends paid on convertible preferred stock	—	(0.8)	(65.3)
Treasury stock purchase, at cost	(82.5)	—	—
Employee tax withholding on vesting of restricted stock units	(45.0)	(38.8)	(44.0)
Other financing activities	—	2.5	(11.7)
Net cash used in financing activities	(684.1)	(1,183.4)	(3,365.4)

Net increase (decrease) in cash and cash equivalents and restricted cash	104.7	(270.6)	(2,488.8)
Cash and cash equivalents and restricted cash at beginning of period	193.2	463.8	2,952.6
Cash and cash equivalents and restricted cash at end of period	$297.9	$193.2	$463.8

Reconciliation of capital investments:
Payments for property, equipment and intangibles, including payments for lease buyouts	$(1,931.2)	$(2,031.3)	$(2,153.9)
Lease buyouts	3.7	(5.3)	(2.8)
Total payments for capital investments, excluding lease buyouts	$(1,927.5)	$(2,036.6)	$(2,156.7)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations, excluding business acquisitions	$42.9	$21.6	$23.3
Purchases of property and equipment included in accounts payable	324.8	246.8	333.5
Interest and income taxes paid:
Interest paid, net of amount capitalized	444.3	484.2	395.3
Income taxes paid	168.4	405.4	220.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 26, 2022	587,904,283	$5.9	$2,032.2	99,640,065	$(1,647.4)	$69.0	$2,564.9	$3,024.6
Equity-based compensation	—	—	112.4	—	—	—	—	112.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,064,317	—	(44.0)	—	—	—	—	(44.0)
Convertible preferred stock conversions	—	—	(61.0)	(78,339,120)	1,295.2	—	(1.4)	1,232.8
Special dividend declared ($6.85 per share)	—	—	31.3	—	—	—	(3,952.6)	(3,921.3)
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(255.1)	(255.1)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(51.0)	(51.0)
Net income	—	—	—	—	—	—	1,513.5	1,513.5
Other comprehensive income, net of tax	—	—	—	—	—	0.3	—	0.3
Other activity	—	—	1.8	—	—	—	(3.3)	(1.5)
Balance as of February 25, 2023	590,968,600	5.9	2,072.7	21,300,945	(352.2)	69.3	(185.0)	1,610.7
Equity-based compensation	—	—	91.5	—	—	—	—	91.5
Shares issued and employee tax withholding on vesting of restricted stock units	3,476,668	—	(38.8)	—	—	—	—	(38.8)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(276.2)	(276.2)
Dividends accrued on convertible preferred stock	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	—	1,296.0	1,296.0
Other comprehensive income, net of tax	—	—	—	—	—	18.7	—	18.7
Other activity	—	—	4.2	—	—	—	(4.0)	0.2
Balance as of February 24, 2024	594,445,268	5.9	2,129.6	18,397,745	(304.2)	88.0	828.2	2,747.5
Equity-based compensation	—	—	99.5	—	—	—	—	99.5
Shares issued and employee tax withholding on vesting of restricted stock units	3,519,658	0.1	(45.0)	—	—	—	—	(44.9)
Repurchase of common stock	—	—	—	4,118,733	(82.5)	—	—	(82.5)
Cash dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(295.1)	(295.1)
Net income	—	—	—	—	—	—	958.6	958.6
Other comprehensive income, net of tax	—	—	—	—	—	6.7	—	6.7
Other activity	—	—	(0.1)	6,456	—	—	(3.8)	(3.9)
Balance as of February 22, 2025	597,964,926	$6.0	$2,184.0	22,522,934	$(386.7)	$94.7	$1,487.9	$3,385.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 22, 2025, operated 2,270 retail stores together with 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States (U.S.) under more than 20 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $570.8 million and $558.9 million as of February 22, 2025 and February 24, 2024, respectively. The Company has cash and cash equivalents that are in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and it does not anticipate incurring any losses, the Company cannot be assured that it will not experience losses on its cash and cash equivalents.

Restricted cash: Restricted cash is included in Other current assets and Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.3 million and $4.5 million of restricted cash as of February 22, 2025 and February 24, 2024, respectively.

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

As of February 22, 2025, and February 24, 2024, approximately 86.2% and 85.5%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $666.0 million and $637.4 million as of February 22, 2025 and February 24, 2024, respectively. During fiscal 2024, fiscal 2023 and fiscal 2022, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2024, fiscal 2023 and fiscal 2022 purchases. As a result, cost of sales decreased by $0.9 million, $19.0 million and $0.5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Cost for the remaining inventories, which consists primarily of certain perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

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

Impairment of long-lived assets: The Company regularly reviews the operating performance of its individual stores and other long-lived assets, together with current market conditions, for indicators of impairment. When events or changes in circumstances indicate that the carrying value of the individual store's assets or other long-lived assets may not be recoverable, their future undiscounted cash flows are compared to the carrying value. If the carrying value of the asset is greater than the estimated undiscounted future cash flows, the carrying value of the asset is compared to the asset's estimated fair value and an impairment loss is recognized when the asset's carrying value exceeds its estimated fair value. For assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the fair value. Fair values are determined using an income or market approach based on estimated cash flow expected. The Company uses multiple inputs, including projected future cash flows and discount rates, to determine the estimated fair value, for which actual results could differ due to inherent uncertainty involved in estimating fair value. Long-lived asset impairments are recorded as a component of Loss (gain) on property dispositions and impairment losses, net.

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

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 22, 2025 and February 24, 2024, the Company had capitalized implementation costs of $246.9 million and $275.9 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for the implementation costs was $80.7 million, $80.5 million and $64.9 million for fiscal 2024, fiscal 2023 and fiscal 2022 respectively, and is included within Selling and administrative expenses. In fiscal 2024 and fiscal 2022, there were no impairment and disposal losses related to capitalized implementation costs. In fiscal 2023, there was $23.4 million of impairment and disposal losses related to capitalized implementation costs, recorded as a component of Loss (gain) on property dispositions and impairment losses, net.

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in fiscal 2024, the Company determined that there was no goodwill impairment.

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

Equity method investments: Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. As of February 22, 2025 and February 24, 2024, the Company has equity method investments of $82.3 million and $78.2 million, respectively, included in Other assets. Equity in earnings from unconsolidated affiliates is included in Other income, net, including income of $4.1 million in fiscal 2024, losses of $8.7 million in fiscal 2023 and income of $11.8 million in fiscal 2022.

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

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other income, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other income, net. As of February 22, 2025, the Company has other investments of $26.0 million, included in Other current assets, and $50.8 million, included in Other assets. As of February 24, 2024 the Company has $39.4 million, included in Other assets. Net realized and unrealized gains were $34.9 million for fiscal 2024. Net realized and unrealized losses were $1.3 million and $11.5 million for fiscal 2023 and fiscal 2022, respectively.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 22, 2025 and February 24, 2024, the cash surrender values of the policies were $138.1 million and $136.2 million, and the balances of the policy loans were $83.1 million and $82.3 million, respectively. The net balance of the COLI policies is included in Other assets.

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

Self-Insurance liabilities: The Company is primarily self-insured for workers' compensation, property, automobile and general liability. The self-insurance liability is undiscounted and determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company has established stop-loss amounts that limit the Company's further exposure after a claim reaches the designated stop-loss threshold. Stop-loss amounts for claims incurred for the years presented range from $0.25 million to $10.0 million per claim, depending upon the type of insurance coverage and the year the claim was incurred. In determining its self-insurance liabilities, the Company performs a continuing review of its overall position and reserving techniques. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.

The Company has reinsurance receivables of $19.1 million and $21.2 million recorded within Receivables, net and $38.2 million and $53.5 million recorded within Other assets as of February 22, 2025 and February 24, 2024, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 22, 2025	February 24, 2024
Beginning balance	$1,267.6	$1,234.1
Expense, net of actuarial adjustments	402.5	373.0
Claim payments	(374.0)	(339.5)
Ending balance	1,296.1	1,267.6
Less current portion	(374.0)	(367.7)
Long-term portion	$922.1	$899.9

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $464.1 million and $376.1 million as of February 22, 2025 and February 24, 2024, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2024 and fiscal 2023. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $119.9 million and $111.4 million as of February 22, 2025 and February 24, 2024, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$40,102.8	49.9%	$39,977.3	50.5%	$39,142.4	50.4%
Fresh (3)	25,507.3	31.7%	25,442.7	32.1%	25,585.4	32.9%
Pharmacy	9,597.2	11.9%	8,240.0	10.4%	6,769.3	8.7%
Fuel	3,980.6	5.0%	4,396.7	5.5%	4,857.6	6.3%
Other (4)	1,203.0	1.5%	1,181.0	1.5%	1,295.0	1.7%
Total	$80,390.9	100.0%	$79,237.7	100.0%	$77,649.7	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, media advertising revenue, rental income and other miscellaneous revenue.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related delivery and handling costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $71.7 million and $66.6 million as of February 22, 2025 and February 24, 2024, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $530.0 million, $535.7 million and $498.2 million, net of cooperative advertising allowances of $62.3 million, $67.0 million and $63.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Selling and administrative expenses: Selling and administrative expenses consist primarily of store and corporate employee-related costs such as salaries and wages, equity-based compensation, health and welfare benefits, workers' compensation and pension benefits, as well as rent, occupancy, debit and credit card fees, depreciation, utilities, amortization of intangibles and other operating and administrative costs.

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

Recently adopted accounting standards: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure." The ASU updated reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this ASU beginning in the fourth quarter of fiscal 2024 on a retrospective basis for all periods presented, requiring additional disclosures in its consolidated financial statements. For additional information about the Company's segment reporting, see Note 15 - Segment Information.

Recently issued accounting standards: In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

On December 10, 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. In light of the preliminary injunction, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement.

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

On December 11, 2024, Kroger delivered a termination notice to the Company, alleging that the Company's December 10, 2024 termination notice was not effective and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement. On March 25, 2025, Kroger answered the Company's lawsuit and brought counterclaims against the Company in connection with the Company's alleged failure to perform under the Merger Agreement.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 22, 2025	February 24, 2024
Land	$2,094.6	$2,118.9
Buildings	5,787.7	5,537.7
Property under construction	815.9	692.4
Leasehold improvements	2,861.1	2,699.0
Fixtures and equipment	8,948.0	8,792.1
Property and equipment under finance leases	617.9	679.3
Total property and equipment	21,125.2	20,519.4

Accumulated depreciation and amortization	(11,314.2)	(10,949.1)
Total property and equipment, net	$9,811.0	$9,570.3

Depreciation expense was $1,353.7 million, $1,334.1 million and $1,433.1 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Amortization expense related to finance lease assets was $45.8 million, $51.7 million and $55.5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Fixed asset impairment losses of $83.6 million, $0.9 million and $5.1 million were recorded as a component of Loss (gain) on property dispositions and impairment losses, net in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

During the fourth quarter of fiscal 2024, the Company performed an overall review of its retail store portfolio in consideration of its post-Merger business strategy. As a result, the Company identified certain stores with carrying values that exceeded their undiscounted cash flows, and recorded retail store impairment losses of $34.4 million in the fourth quarter of fiscal 2024, for a total of $53.9 million during fiscal 2024. The Company also recorded impairment losses of $29.7 million primarily related to equipment from the closing of our micro-fulfillment centers in fiscal 2024.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in millions):

		February 22, 2025			February 24, 2024
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,935.8	$(507.7)	$1,428.1	$1,935.8	$(459.1)	$1,476.7
Customer prescription files	5	1,441.0	(1,400.2)	40.8	1,430.9	(1,389.1)	41.8
Internally developed software	3 to 5	1,889.2	(1,127.5)	761.7	1,769.5	(944.3)	825.2
Other intangible assets (1)	3 to 6	44.7	(41.6)	3.1	66.1	(61.5)	4.6
Total finite-lived intangible assets		5,310.7	(3,077.0)	2,233.7	5,202.3	(2,854.0)	2,348.3
Liquor licenses and restricted covenants	Indefinite	84.3	—	84.3	86.2	—	86.2
Total intangible assets, net		$5,395.0	$(3,077.0)	$2,318.0	$5,288.5	$(2,854.0)	$2,434.5
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $337.7 million, $312.7 million and $253.6 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2025	$348.6
2026	283.2
2027	174.5
2028	89.4
2029	57.4
Thereafter	1,280.6
Total	$2,233.7

In fiscal 2024 and fiscal 2023, there were $13.6 million and $39.9 million, respectively, of intangible asset impairment and disposal losses related to internally developed software recorded as a component of Loss (gain) on property dispositions and impairment losses, net. There were no intangible asset impairment and disposal losses in fiscal 2022.

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

The following table presents certain assets which are measured at fair value on a recurring basis as of February 22, 2025 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$41.3	$6.8	$34.5	$—
Non-current investments (2)	118.8	7.2	111.6	—
Derivative contracts (3)	0.3	—	0.3	—
Total	$160.4	$14.0	$146.4	$—

Liabilities:
Derivative contracts (3)	$0.6	$—	$0.6	$—
Total	$0.6	$—	$0.6	$—
(1) Primarily relates to Mutual Funds (Level 1), and certain equity investments and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1), and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
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
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1), and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets and Other current liabilities.

The Company records cash and cash equivalents, restricted cash, accounts receivable and accounts payable at cost. The recorded values of these financial instruments approximate fair value based on their short-term nature.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 22, 2025, the fair value of total debt was $7,312.1 million compared to a carrying value of $7,452.4 million, excluding debt discounts and deferred financing costs. As of February 24, 2024, the fair value of total debt was $7,457.2 million compared to the carrying value of $7,684.2 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment and disposal losses of $104.2 million, $42.6 million and $5.1 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

NOTE 6 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of February 22, 2025 and February 24, 2024, net of unamortized debt discounts of $28.6 million and $33.3 million, respectively, and deferred financing costs of $31.6 million and $42.7 million, respectively, consisted of the following (in millions):

	February 22, 2025	February 24, 2024
Senior Unsecured Notes due 2026 to 2030, interest rate range of 3.25% to 7.50%	$6,517.0	$6,506.4
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	484.6	480.1
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	375.9	375.4
ABL Facility	—	200.0
Other financing obligations	14.7	46.3
Finance lease obligations (see Note 7)	427.9	460.4
Total debt	7,820.1	8,068.6
Less current maturities	(57.6)	(285.2)
Long-term portion	$7,762.5	$7,783.4

As of February 22, 2025, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2025	$0.6
2026	2,760.1
2027	1,656.6
2028	44.0
2029	2,477.9
Thereafter	513.2
Total	$7,452.4

The Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, if certain conditions are satisfied under the documentation governing the ABL Facility and the Senior Unsecured Notes. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 22, 2025.
ABL Facility

The Company's ABL Facility provides for a $4,000.0 million senior secured revolving credit facility, maturing on December 20, 2026. The ABL Facility has an interest rate of Term SOFR plus a margin ranging from 1.25% to

1.50% and also provides for a letters of credit ("LOC") sub-facility of $1,500.0 million. The unused commitment fee is 0.25% per annum.

As of February 22, 2025, there were no amounts outstanding under the ABL Facility as the Company repaid $250.0 million and borrowed $50.0 million during fiscal 2024, and LOC issued under the LOC sub-facility were $27.4 million. As of February 24, 2024, there was $200.0 million outstanding under the ABL Facility as the Company repaid $950.0 million and borrowed $150.0 million during fiscal 2023, and LOC issued under the LOC sub-facility were $48.3 million. On November 2, 2022, the Company provided notice to the lenders to borrow $1,400.0 million under the ABL Facility, which together with cash on hand was used to fund the payment of the Special Dividend (as defined below in Note 8 - Stockholders' Equity and Convertible Preferred Stock). Subsequently, during fiscal 2022, the Company repaid $400.0 million of the ABL Facility. During the fiscal years ended February 22, 2025 and February 24, 2024, the average interest rate on the ABL Facility was 7.1% and 6.5%, respectively.

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

Senior Unsecured Notes

On March 11, 2025, subsequent to the end of fiscal 2024, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, subsequent to the end of fiscal 2024, proceeds from the 2033 Notes, together with approximately $5.6 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of the Company's 7.500% senior unsecured notes due March 15, 2026 and (ii) pay fees and expenses related to the issuance of the 2033 Notes.

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

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing, except for ABL Facility financing, are recognized as a direct reduction from the carrying amount of the debt liability and are amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the ABL Facility term using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $9.5 million and $14.7 million as of February 22, 2025 and February 24, 2024, respectively.

Interest expense, net consisted of the following (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
ABL Facility, senior secured and unsecured notes, and debentures	$414.8	$446.9	$404.9
Finance lease obligations	38.8	45.5	51.4
Amortization of deferred financing costs	16.3	15.6	16.9
Other interest income, net	(10.1)	(15.9)	(68.6)
Interest expense, net	$459.8	$492.1	$404.6

NOTE 7 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,111.5	$1,082.8	$1,062.8
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	45.8	51.7	55.5
Interest on lease liabilities	Interest expense, net	38.8	45.5	51.4
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	465.8	456.3	441.9
Sublease income	Net sales and other revenue	(76.0)	(78.6)	(83.3)
Total lease cost, net		$1,585.9	$1,557.7	$1,528.3
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease-related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 22, 2025 and February 24, 2024 consisted of the following (in millions):

	Classification	February 22, 2025	February 24, 2024
Assets
Operating	Operating lease right-of-use assets	$6,153.4	$5,981.6
Finance	Property and equipment, net	288.0	300.2
Total lease assets		$6,441.4	$6,281.8

Liabilities
Current
Operating	Current operating lease obligations	$705.5	$677.6
Finance	Current maturities of long-term debt and finance lease obligations	57.0	68.3
Long-term
Operating	Long-term operating lease obligations	5,657.2	5,493.2
Finance	Long-term debt and finance lease obligations	370.9	392.1
Total lease liabilities		$6,790.6	$6,631.2

The following table presents cash flow information for leases (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,070.1	$1,042.0	$1,020.2
Operating cash flows from finance leases	38.8	45.5	51.4
Financing cash flows from finance leases	60.6	69.3	71.6
Right-of-use assets obtained in exchange for operating lease obligations	868.6	773.0	629.5
Right-of-use assets obtained in exchange for finance lease obligations	41.3	22.6	22.8
Impairment of right-of-use operating lease assets	7.0	1.8	—

The following table presents the weighted average lease term and discount rate for leases:

	February 22, 2025	February 24, 2024
Weighted average remaining lease term - operating leases	10.2 years	10.5 years
Weighted average remaining lease term - finance leases	9.7 years	8.7 years
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average discount rate - finance leases	9.2%	10.1%

Future minimum lease payments for operating and finance lease obligations as of February 22, 2025 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2025	$1,010.6	$81.3
2026	1,047.1	78.5
2027	964.3	67.2
2028	881.9	58.9
2029	779.8	50.5
Thereafter	4,194.8	286.7
Total future minimum obligations	8,878.5	623.1
Less interest	(2,515.8)	(195.2)
Present value of net future minimum lease obligations	6,362.7	427.9
Less current portion	(705.5)	(57.0)
Long-term obligations	$5,657.2	$370.9

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 22, 2025 was $278.0 million.

NOTE 8 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock"). As of February 22, 2025, there were 597,964,926 and 575,441,992 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 24, 2024, there were 594,445,268 and 576,047,523 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding.

The terms of the Class A common stock are substantially identical to the terms of the Class A-1 common stock, except that the Class A-1 common stock does not have voting rights. Each holder of Class A common stock is entitled to one vote for each share owned of record on all matters voted upon by stockholders. A majority vote is required for all action to be taken by stockholders, except as otherwise provided for in the Company's amended and restated certificate of incorporation and amended and restated bylaws or as required by law. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of the Company's Class A common stock and Class A-1 common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board of Directors (the "Board") out of legally available funds. In the event of the Company's liquidation, dissolution or winding-up, the holders of Class A common stock and Class A-1 common stock are entitled to share equally and ratably in the Company's assets, if any, remaining after the payment of all debts and liabilities and the liquidation preference of any outstanding preferred stock. When permitted under the relevant antitrust restrictions, any issued shares of Class A-1 common stock would automatically convert on a one-for-one basis to voting shares of Class A common stock.

The Company has established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Class A common stock. The Company paid cash dividends on its Class A common stock of $295.1 million during fiscal 2024, $276.2 million during fiscal 2023 and $255.1 million during fiscal 2022, excluding the Special Dividend (as defined below). On December 11, 2024, the Company announced that the Board increased the quarterly cash dividend 25% from $0.12 per common share to $0.15 per common share. On April 15, 2025, the Company announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on May 9, 2025 to stockholders of record as of the close of business on April 25, 2025. Future dividends will be made at the discretion of the Board and will depend on, among other things, general and economic conditions, industry standards, the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of the Company's indebtedness, including the ABL Facility and Senior Unsecured Notes, capital requirements, regulations and contractual, legal, tax and regulatory restrictions, and such other factors as the Board may deem relevant.

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

During fiscal 2023 and fiscal 2022, certain holders of the Company's Convertible Preferred Stock converted 50,000 and 1,349,186 shares of Convertible Preferred Stock, respectively, into 2,903,200 and 78,339,120 shares of the Company's Class A common stock, respectively, which were issued from treasury stock. As a result, the Company has issued, in the aggregate, 101,611,902 shares of Class A common stock to holders of Convertible Preferred Stock. These non-cash conversions represent 100% of the originally issued Convertible Preferred Stock. As of February 22, 2025 and February 24, 2024, no shares of Convertible Preferred Stock are outstanding.

The holders of Convertible Preferred Stock were entitled to a quarterly dividend at a rate per annum of 6.75% of the liquidation preference per share of the Convertible Preferred Stock. In addition, the holders of Convertible Preferred Stock participated in cash dividends that the Company pays on its common stock to the extent that such cash dividends exceeded $206.25 million per fiscal year. The Company paid cash dividends to holders of the Convertible

Preferred Stock of $0.8 million during fiscal 2023 and $65.3 million during fiscal 2022, excluding the Special Dividend.

Treasury Stock

On December 11, 2024, the Company announced that the Board has authorized a share repurchase program of up to $2.0 billion of the Company's common stock, inclusive of the existing authorization. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. As part of the share repurchase program, during fiscal 2024, the Company, through a series of open-market transactions, repurchased 4,118,733 shares of its common stock for an aggregate purchase price of $82.5 million. There were no repurchases of the Company's common stock during fiscal 2023 and fiscal 2022.

During fiscal 2023 and fiscal 2022, the Company reissued 2,903,200 and 78,339,120 shares of treasury stock, at cost, respectively, upon conversion of approximately 50,000 and 1,349,186 shares of Convertible Preferred Stock, respectively into Class A common stock. Shares of treasury stock are reissued based on specific identification.

NOTE 9 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. 2020 Omnibus Incentive Plan and the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Equity Plans"). Under the Equity Plans, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards. As of February 22, 2025, 25.3 million shares of Class A common stock remained available for future awards.

Under the Equity Plans, the Company recognizes equity-based compensation expense for RSUs and RSAs granted to employees and non-employee directors. Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs ("PBRSUs") granted in fiscal 2024, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's achieved performance for fiscal 2024 relative to the fiscal 2024 performance target.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations, net of forfeitures, was as follows (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
RSUs	$99.3	$88.3	$104.0
RSAs	0.2	3.2	8.4
Liability-classified awards	6.7	13.0	25.9
Total equity-based compensation expense	$106.2	$104.5	$138.3
Total related tax benefit	$14.7	$19.5	$26.9

During fiscal 2024, the Company issued 5.8 million RSUs to its employees and directors, of which 4.1 million shares were granted for accounting purposes. The 4.1 million issued and granted awards consist of 3.3 million RSUs that have solely time-based vesting and 0.8 million PBRSUs that were granted upon the establishment of the fiscal 2024 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.3 million previously issued PBRSUs were granted in fiscal 2024 upon the establishment of the fiscal 2024 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period, and an additional 0.2 million PBRSUs were granted in fiscal 2024 related to previously issued awards based on achieved performance for fiscal 2023 relative to the fiscal 2023 performance target. The 5.6 million RSUs granted in fiscal 2024 have an aggregate grant date value of $111.6 million. The aggregate grant date value of RSUs granted was $129.5 million and $120.1 million in fiscal 2023 and fiscal 2022, respectively.

The following summarizes the activity of RSUs and RSAs during fiscal 2024:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 24, 2024	3.6	$22.61	4.9	$20.98
Granted	3.3	19.83	2.1	20.05
Performance adjustment (1)	—	—	0.2	20.04
Vested	(3.2)	22.93	(2.7)	21.07
Forfeited or cancelled	(0.4)	21.24	(0.3)	20.14
Unvested, February 22, 2025	3.3	$20.18	4.2	$20.45
(1) Represents additional PBRSUs based on achieved performance for fiscal 2023 relative to the fiscal 2023 performance target. The performance adjustment does not include a reduction of 0.3 million PBRSUs based on achieved performance for fiscal 2024 relative to the fiscal 2024 performance target, although these shares have been estimated and included in the determination of equity-based compensation expense and the calculation of diluted net income per common share for fiscal 2024.

During fiscal 2024, fiscal 2023 and fiscal 2022, the aggregate fair value of RSUs and RSAs that vested was $121.7 million, $119.2 million and $137.9 million, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 22, 2025, the Company had $55.7 million of unrecognized compensation cost related to 7.5 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.7 years. As of February 22, 2025, there was no unrecognized compensation costs related to RSAs or liability-classified awards.

Upon the establishment of the annual performance target for fiscal 2025 and fiscal 2026, the remaining 2.2 million issued PBRSUs will be granted for accounting purposes. As of February 22, 2025, there are no performance-based RSAs that have not been granted for accounting purposes.

NOTE 10 - INCOME TAXES

The components of income tax expense consisted of the following (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current
Federal (1)	$228.9	$348.2	$320.5
State (2)	46.0	56.4	88.1
Foreign	1.3	1.0	0.5
Total Current	276.2	405.6	409.1

Deferred
Federal	(11.8)	(83.1)	(7.6)
State	(92.9)	31.7	11.1
Foreign	(0.4)	(61.2)	9.4
Total Deferred	(105.1)	(112.6)	12.9
Income tax expense	$171.1	$293.0	$422.0
(1) Federal current tax expense is net of $0.3 million, $0.3 million and $0.5 million tax benefit of net operating losses ("NOL") in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
(2) State current tax expense is net of $1.0 million tax benefit of NOLs in fiscal 2024. There was no tax benefit of NOLs in fiscal 2023 and fiscal 2022.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21% to Income before income taxes was attributable to the following (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Income tax expense at federal statutory rate	$237.3	$333.7	$406.4
State income taxes, net of federal benefit	50.6	58.5	85.9
Change in valuation allowance	3.2	3.2	0.1
Unrecognized tax benefits	(95.2)	(67.3)	(41.8)
Tax credits	(23.0)	(37.1)	(26.2)
Other	(1.8)	2.0	(2.4)
Income tax expense	$171.1	$293.0	$422.0

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 22, 2025	February 24, 2024
Deferred tax assets:
Compensation and benefits	$192.2	$204.3
Net operating loss	63.7	71.2
Pension & postretirement benefits	194.5	215.9
Self-Insurance	312.8	299.8
Tax credits	5.7	8.5
Lease obligations	1,775.3	1,735.1
Other	71.3	104.4
Gross deferred tax assets	2,615.5	2,639.2
Less: valuation allowance	(63.7)	(65.6)
Total deferred tax assets	2,551.8	2,573.6

Deferred tax liabilities:
Depreciation and amortization	1,302.3	1,359.9
Inventories	401.7	374.9
Operating lease assets	1,587.4	1,543.3
Other	84.5	103.1
Total deferred tax liabilities	3,375.9	3,381.2

Net deferred tax liability	$(824.1)	$(807.6)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(824.1)	(807.6)
Total	$(824.1)	$(807.6)

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 22, 2025	February 24, 2024	February 25, 2023
Beginning balance	$65.6	$102.3	$113.6
Additions charged to income tax expense	5.1	6.0	3.1
Reductions credited to income tax expense	(1.9)	(2.8)	(3.0)
Changes to other comprehensive income or loss and other	(5.1)	(39.9)	(11.4)
Ending balance	$63.7	$65.6	$102.3

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 22, 2025, a valuation allowance of $63.7 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $16.1 million and $1,220.5 million, respectively, which will begin to expire in 2025 and continue through the fiscal year ending February 2045. As of

February 22, 2025, the Company had $5.7 million of state credit carryforwards, which will begin to expire in 2025 and continue through the fiscal year ending February 2039. The Company had no federal credit carryforwards as of February 22, 2025. As of February 22, 2025, the Company currently has federal charitable contribution carryforwards of $13.1 million, which will expire in the fiscal year ending February 2031.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning balance	$178.8	$216.0	$276.0
Increase related to tax positions taken in the current year	6.4	9.6	5.0
Increase related to tax positions taken in prior years	—	—	2.1
Decrease related to tax position taken in prior years	(111.8)	(0.9)	—
Decrease related to settlements with taxing authorities	(2.1)	(5.6)	(20.7)
Decrease related to lapse of statute of limitations	(13.9)	(40.3)	(46.4)
Ending balance	$57.4	$178.8	$216.0

Included in the balance of unrecognized tax benefits as of February 22, 2025, February 24, 2024 and February 25, 2023 are tax positions of $22.4 million, $118.1 million and $151.1 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. As of February 22, 2025, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2021 and in most states, is no longer subject to state income tax examinations for fiscal years before 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized a benefit related to interest and penalties, net of settlement adjustments, of $2.7 million and $27.2 million for fiscal 2024 and fiscal 2023, respectively, and expense for fiscal 2022 of $2.4 million.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $10 million in the next 12 months due to ongoing tax examinations and expiration of statutes of limitations.

NOTE 11 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for certain employees not participating in multiemployer pension plans. The Safeway Plan is frozen to non-union employees but continues to remain fully open to union employees, and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement. On December 21, 2023, the Company initiated the process of terminating the United Plan which is expected to be finalized during fiscal 2025. In connection with the withdrawal from the Combined Plan (as defined below) in fiscal 2020, the Company established and contributes to the Safeway Variable Annuity Pension Plan (the "Safeway VAPP") that provides benefits to participants for future services.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. These plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 22, 2025 and a statement of funded status as of February 22, 2025 and February 24, 2024 (in millions):

	Pension		Other Post-Retirement Benefits
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Change in projected benefit obligation:
Beginning balance	$1,691.5	$1,697.5	$12.0	$12.4
Service cost	16.7	17.3	—	—
Interest cost	83.4	83.6	0.5	0.6
Actuarial loss	16.4	28.6	1.1	0.9
Benefit payments (including settlements)	(166.7)	(135.4)	(1.5)	(1.9)
Plan amendments	0.1	(0.1)	—	—
Ending balance	$1,641.4	$1,691.5	$12.1	$12.0

Change in fair value of plan assets:
Beginning balance	$1,443.7	$1,407.3	$—	$—
Actual return on plan assets	116.4	155.4	—	—
Employer contributions	89.8	16.4	1.5	1.9
Benefit payments (including settlements)	(166.7)	(135.4)	(1.5)	(1.9)
Ending balance	$1,483.2	$1,443.7	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(4.4)	$(13.8)	$(2.3)	$(2.0)
Other long-term liabilities	(153.8)	(234.0)	(9.8)	(10.0)
Funded status	$(158.2)	$(247.8)	$(12.1)	$(12.0)

The actuarial loss in fiscal 2024 related to the projected benefit obligation was primarily driven by cash balance interest crediting rates. The actuarial loss in fiscal 2023 related to the projected benefit obligation was primarily driven by cash balance interest crediting rates and benefit payments.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Net actuarial gain	$(116.2)	$(108.0)	$(9.7)	$(11.5)
Prior service cost	1.2	1.4	—	—
	$(115.0)	$(106.6)	$(9.7)	$(11.5)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 22, 2025 and February 24, 2024, is shown below (in millions):

	February 22, 2025	February 24, 2024
Projected benefit obligation	$1,641.4	$1,691.5
Accumulated benefit obligation	1,637.8	1,688.6
Fair value of plan assets	1,483.2	1,443.7

The following table provides the components of net pension and post-retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension			Other Post-Retirement Benefits
	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024	Fiscal 2023	Fiscal 2022
Components of net (income) expense:
Estimated return on plan assets	$(91.1)	$(98.5)	$(92.9)	$—	$—	$—
Service cost	16.7	17.3	19.9	—	—	—
Interest cost	83.4	83.6	51.4	0.5	0.6	0.4
Amortization of prior service cost	0.3	0.4	0.3	—	—	—
Amortization of net actuarial (gain) loss	(3.9)	(5.5)	0.2	(0.7)	(1.1)	(0.4)
Loss (income) due to settlement accounting	3.5	0.3	(0.6)	—	—	—
Expense (income), net	8.9	(2.4)	(21.7)	(0.2)	(0.5)	—

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(8.6)	(28.0)	(1.1)	1.1	0.8	(5.4)
Amortization of net actuarial gain (loss)	3.9	5.5	(0.2)	0.7	1.1	0.4
Prior service cost	0.1	(0.2)	0.5	—	—	—
Amortization of prior service cost	(0.3)	(0.4)	(0.3)	—	—	—
(Loss) income due to settlement accounting	(3.5)	(0.3)	0.6	—	—	—
Total recognized in Other comprehensive income (loss)	(8.4)	(23.4)	(0.5)	1.8	1.9	(5.0)
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$0.5	$(25.8)	$(22.2)	$1.6	$1.4	$(5.0)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2025.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 22, 2025	February 24, 2024
Discount rate	5.34%	5.31%
Rate of compensation increase	3.20%	3.20%
Cash balance plan interest crediting rate	4.85%	4.25%

The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 22, 2025	February 24, 2024	February 25, 2023
Discount rate	5.32%	5.17%	3.26%
Expected return on plan assets	6.67%	7.40%	5.97%
Cash balance plan interest crediting rate	4.25%	3.65%	2.35%

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled at each measurement date. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate above median yields of AA-graded corporate bonds.

Asset Return Assumption. Expected return on pension plan assets is based on historical experience of the Company's portfolios and the review of projected returns by asset class on return-seeking assets and liability-hedging assets, as well as target asset allocation.

Retirement and Mortality Rates. On February 26, 2022, the Company adopted the MP-2021 mortality improvement projection scale which assumes an improvement in life expectancy at a marginally faster rate than the MP-2020 projection scale. The mortality assumption was not updated during fiscal 2024 and fiscal 2023 as a new improvement scale has not been released.

Investment Policies and Strategies. During the fourth quarter of fiscal 2023, the Company revised the investment policy for the Safeway Plan and the Shaw's Plan, and these changes to the structure of plan assets were implemented during fiscal 2024. The investment policy for the Safeway VAPP remained unchanged. The defined benefit plan investment policy incorporates a strategic long-term asset allocation mix designed to meet the Company's long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The investment policy for the Safeway Plan and the Shaw's Plan allows for a varying asset allocation dependent on each plan's funded status. The investment policy also emphasizes the following key objectives: (1) maintaining a diversified portfolio among asset classes and investment styles; (2) maintaining an acceptable level of risk in pursuit of long-term economic benefit; (3) maximizing the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for the investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintaining adequate controls over administrative costs.

The following table summarizes actual allocations for the Safeway Plan which had $1,220.5 million in plan assets as of February 22, 2025:

		Plan Assets
Asset category	Target (1)	February 22, 2025	February 24, 2024
Return-seeking	62%	63.4%	76.8%
Liability-hedging	38%	36.6%	23.2%
Total	100%	100.0%	100.0%
(1) In accordance with the Safeway Plan investment policy, the target asset allocation was adjusted in fiscal 2024 based on the funded ratio of the Safeway Plan.

The following table summarizes the actual allocations for the Shaw's Plan which had $223.3 million in plan assets as of February 22, 2025:

		Plan Assets
Asset category	Target (1)	February 22, 2025	February 24, 2024
Return-seeking	59%	58.9%	63.9%
Liability-hedging	41%	41.1%	36.1%
Total	100%	100.0%	100.0%
(1) In accordance with the Shaw's Plan investment policy, the target asset allocation was adjusted in fiscal 2024 based on the funded ratio of the Shaw's Plan.

The following table summarizes the actual allocations for the Safeway VAPP which had $32.2 million in plan assets as of February 22, 2025:

		Plan Assets
Asset category	Target	February 22, 2025	February 24, 2024
Equity	15%	18.1%	13.9%
Fixed income	60%	60.9%	58.9%
Other (1)	25%	18.5%	23.5%
Cash	—%	2.5%	3.7%
Total	100%	100.0%	100.0%
(1) Includes real estate, global tactical asset allocation, private equity investments and money market funds.

Additionally, the Company sponsors other defined benefit pension plans which had $7.2 million in plan assets as of February 22, 2025.

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 22, 2025 by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (1)
Cash and cash equivalents (2)	$1.9	$1.9	$—	$—	$—
Short-term investment collective trust (3)	53.2	—	—	—	53.2
Mutual funds (4)	6.7	6.7	—	—	—
Public equity funds (5)	490.2	—	490.2	—	—
Return-seeking fixed income funds (6)	172.2	—	15.5	—	156.7
Debt funds (7)	499.1	—	499.1	—	—
Hedge funds (8)	82.4	—	—	—	82.4
Real estate funds (9)	168.9	—	46.9	—	122.0
Other securities (10)	8.6	—	8.6	—	—
Total	$1,483.2	$8.6	$1,060.3	$—	$414.3
(1) Certain of the Company's pension assets are invested in common collective trusts managed and valued by the fund administrator. The fair value of the funds is based on the Net Asset Value ("NAV") of the underlying investments owned by the fund minus its liabilities. Certain of these funds are classified outside of the fair value hierarchy because fair value for those funds is measured using the NAV practical expedient. These specific funds have been determined not to have a readily determinable fair value and the NAV is not the basis for current transactions, as the NAV is only published monthly or quarterly for these funds, and the Company can only redeem these investments monthly or quarterly. The remaining common collective trusts have a daily published NAV, and the Company can redeem those investments daily, therefore these funds are classified within the fair value hierarchy as the Company has determined the funds have a readily determinable fair value that is the basis for current transactions.
(2) The carrying value of these items approximates fair value.
(3) Invested in a fund comprised of high-grade, short term money market instruments. There are no unfunded commitments or redemption restrictions for these funds.
(4) Invested in mutual funds that are registered with the SEC which are valued using the NAV. The NAV of the mutual funds is a published price in an active market. There are no unfunded commitments, or redemption restrictions for these funds, and the funds are required to transact at the published price.
(5) Invested in funds comprised of U.S. and international equity.
(6) Invested in funds comprised of high yield, emerging market debt, leveraged loans and real estate debt.
(7) Invested in funds comprised of intermediate and long duration corporate and private bonds and U.S. government securities.
(8) Invested in hedge funds comprised of a combination of equity, fixed income, private assets and derivatives.
(9) Invested in a fund comprised of underlying real estate properties as well as a fund comprised of underlying real estate investment trusts.
(10) These investments primarily consist of foreign government bonds valued based on yields currently available on comparable securities of issuers with similar credit ratings.

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
Contributions

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company contributed $91.3 million, $18.3 million and $27.3 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of

1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company expects to contribute approximately $57 million to its pension and post-retirement plans in fiscal 2025. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid to plan participants (in millions):

	Pension Benefits	Other Benefits
2025	$151.0	$2.3
2026	143.0	2.0
2027	143.0	1.8
2028	140.4	1.5
2029	138.7	1.3
2030 – 2034	650.0	4.0

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

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2024 and fiscal 2023 is for the plan's year ended December 31, 2023 and December 31, 2022, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2024	2023	2023	2022
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Green	Green	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	853326342 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented
UFCW Local 1245 Labor Management Pension Plan	516090661 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2024	2023	2022				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$130.8	$132.1	$135.2	No	4/12/2025 to 2/26/2026	84	80	4/12/2025
Western Conference of Teamsters Pension Plan	78.2	75.9	73.5	No	4/19/2025 to 9/30/2029	55	10	9/21/2025
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	136.6	138.5	141.8	No	3/4/2025 to 3/6/2026	40	38	3/4/2025
Sound Retirement Trust (6)	73.7	70.1	66.6	No	4/26/2025 to 8/3/2029	145	37	5/3/2025
Bakery and Confectionery Union and Industry International Pension Fund	18.6	18.7	18.3	No	7/21/2025 to 3/6/2027	119	42	9/6/2025
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	10.7	10.7	11.5	No	3/29/2025 to 2/1/2028	6	2	3/29/2025
Rocky Mountain UFCW Unions & Employers Pension Plan	16.5	16.9	17.2	No	6/14/2025 to 8/29/2026	84	12	11/15/2025
UFCW Local 152 Retail Meat Pension Fund (5)	11.1	11.2	11.4	No	5/2/2028	4	4	5/2/2028
Desert States Employers & UFCW Unions Pension Plan	11.2	11.0	10.8	No	6/14/2025 to 3/7/2026	20	18	3/7/2026
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	9.6	9.6	8.9	No	6/14/2025 to 12/16/2027	24	7	6/14/2025
Retail Food Employers and UFCW Local 711 Pension Trust Fund	8.5	8.6	9.0	No	3/1/2025 to 12/19/2026	7	4	3/1/2025
Oregon Retail Employees Pension Trust	13.0	12.8	12.1	No	3/1/2025 to 3/4/2028	125	36	8/14/2027
Intermountain Retail Store Employees Pension Trust (7)	7.8	7.9	8.0	No	3/1/2025 to 12/13/2025	54	4	3/1/2025
UFCW Local 1245 Labor Management Pension Plan	6.1	6.0	5.7	No	11/28/2026 to 4/8/2028	4	3	11/28/2026
Other funds	15.3	15.5	16.5
Total Company contributions to U.S. multiemployer pension plans	$547.7	$545.5	$546.5
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 22, 2025, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2024 and March 31, 2023.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2023 and June 30, 2022.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2023 and September 30, 2022.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2023 and August 31, 2022.

FELRA and MAP: The Company was the second largest contributing employer to the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund ("FELRA") and the Mid-Atlantic UFCW and Participating Pension Fund ("MAP"). On December 31, 2020, MAP was combined into FELRA (the "Combined Plan"), and the Company withdrew from the Combined Plan. As a result of the withdrawal, commencing February 2021, the Company is required to annually pay $23.2 million to the Combined Plan for the next 25 years. This payment replaces the Company's previous annual contribution to both FELRA and MAP. In addition to the $23.2 million annual payment, the Company was expected to contribute to a new multiemployer pension plan limited to providing benefits to the former participants in MAP and FELRA in excess of the benefits the Pension Benefit Guaranty Corporation ("PBGC") insures under law (the "Excess Plan"). These contributions were expected to commence in June 2022 and were expected to be approximately $13.7 million annually for 10 years. The Company recorded a non-cash pre-tax charge of $607.2 million ($449.4 million, net of tax) in the fourth quarter of fiscal 2020 to record the pension obligation for these benefits earned for prior service. The pension obligation was determined using a risk-free rate commensurate with the respective payment term related to the Combined Plan and the Excess Plan.

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

Collective Bargaining Agreements

As of February 22, 2025, the Company had approximately 285,000 employees, of which approximately 195,000 were covered by collective bargaining agreements. During fiscal 2024, collective bargaining agreements covering approximately 17,500 employees were successfully renegotiated. As of February 22, 2025, collective bargaining agreements covering approximately 120,000 employees have expired or are scheduled to expire in fiscal 2025.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.3 billion for each of fiscal 2024, fiscal 2023 and fiscal 2022.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Board. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions accrued for these plans were $83.5 million, $83.0 million and $89.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Merger-Related Retention Benefits

The Merger Agreement provided for the Company to establish a retention program to promote retention and to incentivize efforts to close the Merger and to ensure a successful and efficient integration process. On December 18, 2022, the retention program was approved, with an aggregate amount of up to $100 million, as amended, covering certain executive officers and employees of the Company. With the termination of the Merger Agreement, 50% of the award was paid on December 12, 2024 and 50% will be paid on October 13, 2025. Retention bonus expense was $33.6 million for fiscal 2024 and $35.0 million for fiscal 2023, and is included within Selling and administrative expenses.

NOTE 12 - RELATED PARTIES

The Company's payments to Cerberus Operations and Advisory Company, LLC ("COAC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), were immaterial for fiscal 2024, and totaled $0.1 million and $0.5 million for fiscal 2023 and fiscal 2022, respectively, for consulting services provided in connection with improving the Company's operations.

The Company paid Cerberus Technology Solutions ("CTS"), an affiliate of Cerberus, fees totaling approximately $4.0 million, $5.5 million and $5.5 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency is probable and can be reasonably estimated. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. While management currently believes that the aggregate estimated liabilities currently recorded are reasonable, it is reasonably possible that differences in actual outcomes or changes in management's evaluation or predictions could arise that could be material to the Company's results of operations or cash flows.

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

On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. On April 26, 2024, the District Court denied the motion for reconsideration of partial summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. On September 30, 2024, the District Court denied both parties' motions for summary judgment on scienter and granted relators' motion for summary judgment on materiality. On November 18, 2024, the District Court denied a motion by the Company to reconsider the materiality ruling or certify that ruling for an interlocutory appeal. The District Court set trial to begin in Schutte on February 10, 2025. On March 4, 2025, the Company prevailed at trial. The District Court entered judgment in favor of the Company on March 12, 2025. On April 1, 2025, the relators filed a motion to amend the judgment and grant a new trial on damages.

On March 27, 2025, the District Court - as to Proctor - held a status conference and set a trial date of January 20, 2026.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The parties are presently engaged in discovery. The case is currently scheduled to be ready for trial on or after March 26, 2026.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is named in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California). Discovery has been completed on Tarrant County's liability claim and the matter will be transferred to the Northern District of Texas, Fort Worth Division for trial. Discovery in Monterey County (California) is ongoing. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 of additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. The Motion remains pending before the Court.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters pending in Nevada state court. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by its insurers in the fourth quarter of fiscal 2022. With respect to the remaining pending state court claims, three claims are currently proceeding through discovery. Those matters are pending in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The State of Washington matter is scheduled for trial on February 16, 2026. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss.

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

	Fiscal 2024
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	9.8	7.4	2.4
Amounts reclassified from Accumulated other comprehensive income (1)	(0.8)	(0.8)	—
Tax expense	(2.3)	(1.7)	(0.6)
Current-period other comprehensive income, net	6.7	4.9	1.8
Ending AOCI balance	$94.7	$92.4	$2.3

	Fiscal 2023
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$69.3	$71.7	$(2.4)
Other comprehensive income before reclassifications	31.2	27.3	3.9
Amounts reclassified from Accumulated other comprehensive income (1)	(5.9)	(5.9)	—
Tax expense	(6.6)	(5.6)	(1.0)
Current-period other comprehensive income, net	18.7	15.8	2.9
Ending AOCI balance	$88.0	$87.5	$0.5
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 11 - Employee benefit plans and collective bargaining agreements.

NOTE 15 - SEGMENT INFORMATION

The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through digital channels. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews the operating results and makes key operating decisions on how to allocate resources. Across all operating segments, the Company operates primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

The CODM evaluates performance and allocates resources using Retail segment EBITDA, defined as earnings (net loss) before interest, income taxes, depreciation and amortization, adjusted to eliminate the effects of items management does not consider in assessing segment performance. The CODM uses Retail segment EBITDA as its principal measure of segment performance to evaluate the Company's operating results and effectiveness of its strategies and to monitor budget versus actual results.

The CODM is not provided asset information by operating segment as asset information is provided to the CODM on a consolidated basis. No customer accounts for 10% or more of the Company's revenues. Substantially all of the Company's revenues are generated in the U.S. and its long-lived assets are predominantly located within the U.S. The accounting policies of the reportable segment generally align with those described in the Company’s summary of significant accounting policies contained in Note 1, except certain classification differences that are not material for all periods presented.

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Retail segment sales	$79,633.2	$78,494.4	$76,773.7
Other revenue (1)	757.7	743.3	876.0
Net sales and other revenue	$80,390.9	$79,237.7	$77,649.7

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	56,674.1	55,807.2	54,250.1
Employee costs (2)	11,734.9	11,411.5	11,222.0
Other segment expenses (3)	6,668.5	6,482.8	6,168.9
Retail segment EBITDA	$4,555.7	$4,792.9	$5,132.7

Reconciliation to Income before income taxes:
Corporate adjusted EBITDA (4)	(551.0)	(475.2)	(455.7)
Depreciation and amortization	(1,817.9)	(1,779.0)	(1,807.1)
Interest expense, net	(459.8)	(492.1)	(404.6)
(Loss) gain on interest rate swaps and energy hedges, net	(0.9)	3.2	8.4
Business transformation (5)	(105.2)	(45.1)	(78.3)
Equity-based compensation expense	(106.2)	(104.5)	(138.3)
(Loss) gain on property dispositions and impairment losses, net	(95.8)	(43.9)	147.5
LIFO expense	(28.6)	(52.0)	(268.0)
Government-mandated incremental COVID-19 pandemic related pay (6)	—	—	(10.8)
Merger-related costs (7)	(254.8)	(180.6)	(56.5)
Certain legal and regulatory accruals and settlements, net	(6.1)	6.7	(100.7)
Combined Plan (8)	—	—	19.0
Miscellaneous adjustments (9)	0.3	(41.4)	(52.1)
Income before income taxes	$1,129.7	$1,589.0	$1,935.5
(1)    Primarily includes wholesale sales to third parties and other miscellaneous revenue not included in Retail segment sales.
(2)    Includes wages, salaries, benefits, insurance and other employee-related costs.
(3)    Other segment expenses primarily includes rent and occupancy costs, debit and credit card fees, supplies, divisional support costs and allocated corporate costs.
(4) Corporate adjusted EBITDA includes bonus compensation, unallocated corporate costs and contribution from the Company's wholesale and other sales.
(5) Includes costs associated with third-party consulting fees related to the Company's Customers for Life strategy and employee termination costs related to the Company's reduction in workforce during the fourth quarter of fiscal 2024.
(6) Represents incremental COVID-19 related pay legislatively required in certain municipalities in which the Company operates.
(7) Primarily relates to third-party legal and advisor fees and retention program expense related to the Merger and costs in connection with the Company's previously-announced Board-led review of potential strategic alternatives.
(8) Related to the Combined Plan during the second quarter of fiscal 2022. For additional information, see Note 11 - Employee benefit plans and collective bargaining agreements.
(9) Primarily includes net realized and unrealized gains and losses related to non-operating investments, lease adjustments related to non-cash rent expense and costs incurred on leased surplus properties, pension settlement loss, adjustments for unconsolidated equity investments and other costs not allocated to the segment.

NOTE 16 - NET INCOME PER COMMON SHARE

The Company calculates basic and diluted net income per Class A common share using the two-class method. The two-class method is an allocation formula that determines net income per Class A common share for each share of Class A common stock and Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Class A common shares and Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Convertible Preferred Stock participated in cash dividends that the Company paid on its common stock to the extent that such cash dividends exceeded $206.25 million per fiscal year and shares of Convertible Preferred Stock remained outstanding as of the applicable record date to participate in such dividends. As of June 17, 2023, 100% of the originally issued Convertible Preferred Stock had been converted into Class A common stock and no shares of Convertible Preferred Stock are outstanding. In applying the two-class method to interim periods, the Company allocates income to its quarterly periods independently and discretely from its year-to-date and annual periods. Basic net income per Class A common share is computed by dividing net income allocated to Class A common stockholders by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no prior remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during each period, plus potential Class A common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential Class A common shares consist of unvested RSUs and RSAs and Convertible Preferred Stock, using the more dilutive of either the two-class method or as-converted stock method. PBRSUs and performance-based RSAs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Basic net income per Class A common share
Net income	$958.6	$1,296.0	$1,513.5
Special Dividend on Convertible Preferred Stock	—	—	(252.2)
Accrued dividends on Convertible Preferred Stock	—	(0.3)	(51.0)
Earnings allocated to Convertible Preferred Stock	—	(0.7)	—
Net income allocated to Class A common stockholders - Basic	$958.6	$1,295.0	$1,210.3

Weighted average Class A common shares outstanding - Basic (1)	580.1	575.4	529.0

Basic net income per Class A common share	$1.65	$2.25	$2.29

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$958.6	$1,295.0	$1,210.3
Accrued dividends on Convertible Preferred Stock	—	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$958.6	$1,295.0	$1,210.3

Weighted average Class A common shares outstanding - Basic (1)	580.1	575.4	529.0
Dilutive effect of:
Restricted stock units and awards	3.7	5.7	5.0
Convertible Preferred Stock (2)	—	—	—
Weighted average Class A common shares outstanding - Diluted (3)	583.8	581.1	534.0

Diluted net income per Class A common share	$1.64	$2.23	$2.27
(1) Fiscal 2024, fiscal 2023 and fiscal 2022 include 2.3 million, 3.0 million and 2.8 million Class A common shares remaining to be issued, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For fiscal 2023 and fiscal 2022, 0.3 million and 42.7 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive, respectively.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for fiscal 2024, fiscal 2023 and fiscal 2022 were not material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 22, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2025.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 22, 2025.

The attestation of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in "Part II—Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

In the fourth quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

In connection with the previously announced appointment of Susan Morris as Chief Executive Officer, on April 21, 2025, the Company entered into an amended employment agreement, dated and effective as of May 1, 2025 (the "Amended Employment Agreement") with Ms. Morris.

Pursuant to the Amended Employment Agreement, on May 1, 2025, Ms. Morris will become entitled to receive:
•An annual base salary of $1,400,000;
•An annual cash performance bonus targeted at 185% of her base salary; and
•An annual equity award grant valued at $11,010,000, subject to increase or decrease as determined by the Company's Board of Directors or Compensation Committee.

The Amended Employment Agreement includes provisions substantially similar to those in Ms. Morris's current employment agreement relating to benefits, retirement entitlements, severance payments and entitlements payable upon the termination of Ms. Morris's employment by the Company without Cause (as defined in the Amended Employment Agreement) or by Ms. Morris for Good Reason (as defined in the Amended Employment Agreement), and provisions relating to the payment of any amounts due to Ms. Morris's death or disability. In addition, the Amended Employment Agreement contains updates to reflect Ms. Morris' CEO title and Board seat, revised restrictive covenant periods and provisions around the personal use of the Company's aircraft.

The foregoing summary of the Amended Employment Agreement is qualified in its entirety by the Amended Employment Agreement, a copy of which is filed herewith as Exhibit 10.19 and incorporated herein by reference.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

For information concerning executive officers, see "Executive Officers of the Registrant" located under "Part I—Item 1. Business" herein.

Information concerning directors and certain other corporate governance matters is included under the captions "Proposal 1 - Election of Directors" and "Corporate Governance" in the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2024, and that information is incorporated by reference herein.

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

Item 11 - Executive Compensation

Information required by this Item is included under the captions "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2024, and that information is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2024, and that information is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2024, and that information is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services

Information required by this Item is included under the caption "Proposal 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2024, and that information is incorporated by reference herein.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	50
	Consolidated Balance Sheets as of February 22, 2025 and February 24, 2024	54
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 22, 2025, February 24, 2024 and February 25, 2023	55
	Consolidated Statements of Cash Flows for the years ended February 22, 2025, February 24, 2024 and February 25, 2023	56
	Consolidated Statements of Stockholders' Equity for the years ended February 22, 2025, February 24, 2024 and February 25, 2023	58
	Notes to Consolidated Financial Statements	59

(a)2.	Financial Statement Schedules:
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
4.13
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.14
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.15
Indenture, dated as of February 13, 2023, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 6.500% Senior Notes, due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.16
Indenture, dated as of March 11, 2025, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, Albertsons Safeway LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 6.250% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 11, 2025)

10.1
Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2018)

10.1.1
Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.1.2
Fourth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 20, 2021, by and among Albertsons Companies, Inc. certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2021)

10.2†
Employment Agreement, dated March 25, 2019, between Albertsons Companies, Inc. and Vivek Sankaran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.3†
Employment Agreement, dated August 4, 2021, between Albertsons Companies, Inc. and Sharon McCollam (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2021)

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

10.9†
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

10.11†
Form of time-based restricted stock unit agreement (fiscal 2023 award cycle) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.12†	Form of Special Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023)

Exhibit No.	Description
10.13†
Form of time-based restricted stock unit agreement (grant date anniversary vest) (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.14†	Form of time-based restricted stock unit agreement (board of directors) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)
10.15†
Amendment No. 1 to form of performance-based restricted stock unit agreement (fiscal 2022 award cycle) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.16†
Form of time-based restricted stock unit agreement (fiscal 2024 award cycle) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)

10.17†
Form of performance-based restricted stock unit agreement (fiscal 2024 award cycle) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)

10.18†*	Form of performance-based restricted stock unit agreement (fiscal 2025 award cycle)
10.19†*	Amended Employment Agreement, dated May 1, 2025, between Albertsons Companies, Inc. and Susan Morris
19.1*	Insider Trading Policies and Procedures
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Albertsons Companies, Inc. Restatement Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 21, 2025	By:	/s/ Vivek Sankaran
Vivek Sankaran
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Sankaran	Chief Executive Officer and Director	April 21, 2025
Vivek Sankaran	(Principal Executive Officer)

/s/ Sharon McCollam	President and Chief Financial Officer	April 21, 2025
Sharon McCollam	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 21, 2025
Robert B. Larson	(Principal Accounting Officer)

/s/ James L. Donald	Chairman	April 21, 2025
James L. Donald

/s/ Sharon L. Allen	Director	April 21, 2025
Sharon L. Allen

/s/ Frank Bruno	Director	April 21, 2025
Frank Bruno

/s/ Kim Fennebresque	Director	April 21, 2025
Kim Fennebresque

/s/ Allen M. Gibson	Director	April 21, 2025
Allen M. Gibson

/s/ Lisa Gray	Director	April 21, 2025
Lisa Gray

Signature	Title	Date
/s/ Sarah Mensah	Director	April 21, 2025
Sarah Mensah

/s/ Alan H. Schumacher	Director	April 21, 2025
Alan H. Schumacher

/s/ B. Kevin Turner	Director	April 21, 2025
B. Kevin Turner

/s/ Mary Beth West	Director	April 21, 2025
Mary Beth West