Form 10-Q
period 2025-06-14
Albertsons Companies, Inc.
filed 2025-07-22
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 18, 2025, the registrant had 559,846,443 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 14, 2025	February 22, 2025
ASSETS
Current assets
Cash and cash equivalents	$151.0	$293.6
Receivables, net	908.9	834.8
Inventories, net	4,976.3	4,989.0
Other current assets	380.7	441.6
Total current assets	6,416.9	6,559.0

Property and equipment, net	9,708.0	9,811.0
Operating lease right-of-use assets	6,174.7	6,153.4
Intangible assets, net	2,281.1	2,318.0
Goodwill	1,201.0	1,201.0
Other assets	688.1	713.3
TOTAL ASSETS	$26,469.8	$26,755.7

LIABILITIES
Current liabilities
Accounts payable	$3,834.1	$4,092.7
Accrued salaries and wages	1,273.3	1,345.2
Current maturities of long-term debt and finance lease obligations	832.1	57.6
Current operating lease obligations	720.3	705.5
Other current liabilities	1,208.1	1,050.0
Total current liabilities	7,867.9	7,251.0

Long-term debt and finance lease obligations	7,005.6	7,762.5
Long-term operating lease obligations	5,756.4	5,657.2
Deferred income taxes	783.8	824.1
Other long-term liabilities	1,831.8	1,875.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 600,447,824 and 597,964,926 shares issued as of June 14, 2025 and February 22, 2025, respectively	6.0	6.0
Additional paid-in capital	2,188.0	2,184.0
Treasury stock, at cost, 36,772,469 and 22,522,934 shares held as of June 14, 2025 and February 22, 2025, respectively	(701.5)	(386.7)
Accumulated other comprehensive income	94.3	94.7
Retained earnings	1,637.5	1,487.9
Total stockholders' equity	3,224.3	3,385.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,469.8	$26,755.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 14, 2025	June 15, 2024
Net sales and other revenue	$24,880.8	$24,265.4
Cost of sales	18,142.5	17,526.5
Gross margin	6,738.3	6,738.9

Selling and administrative expenses	6,320.9	6,274.0
(Gain) loss on property dispositions and impairment losses, net	(31.9)	5.3
Operating income	449.3	459.6

Interest expense, net	141.8	145.7
Other (income) expense, net	(3.9)	4.0
Income before income taxes	311.4	309.9

Income tax expense	75.0	69.2
Net income	$236.4	$240.7

Other comprehensive income (loss), net of tax
Recognition of pension loss	(0.7)	(1.0)
Other	0.3	(0.3)
Other comprehensive loss	$(0.4)	$(1.3)

Comprehensive income	$236.0	$239.4

Net income per Class A common share
Basic net income per Class A common share	$0.41	$0.42
Diluted net income per Class A common share	0.41	0.41

Weighted average Class A common shares outstanding
Basic	573.0	578.6
Diluted	575.4	581.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 14, 2025	June 15, 2024
Cash flows from operating activities:
Net income	$236.4	$240.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(31.9)	5.3
Depreciation and amortization	572.7	552.0
Operating lease right-of-use assets amortization	214.1	207.6
LIFO expense	17.3	14.6
Deferred income tax	(38.0)	(56.3)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(43.0)	(10.9)
Deferred financing costs	6.3	4.9
Equity-based compensation expense	33.7	36.7
Other operating activities	4.1	6.0
Changes in operating assets and liabilities:
Receivables, net	(73.2)	(84.5)
Inventories, net	(4.5)	210.7
Accounts payable, accrued salaries and wages and other accrued liabilities	(114.6)	(304.0)
Operating lease liabilities	(127.8)	(125.9)
Self-insurance assets and liabilities	(6.0)	21.5
Other operating assets and liabilities	108.8	242.5
Net cash provided by operating activities	754.4	960.9

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(584.6)	(543.0)
Proceeds from sale of assets	78.2	3.8
Other investing activities	32.3	1.2
Net cash used in investing activities	(474.1)	(538.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	625.0	—
Payments on long-term borrowings, including ABL facility	(600.2)	(200.2)
Payments of obligations under finance leases	(10.1)	(12.5)
Dividends paid on common stock	(85.7)	(69.5)
Treasury stock purchase, at cost	(314.8)	—
Employee tax withholding on vesting of restricted stock units	(31.4)	(38.6)
Other financing activities	(5.7)	—
Net cash used in financing activities	(422.9)	(320.8)

Net (decrease) increase in cash and cash equivalents and restricted cash	(142.6)	102.1
Cash and cash equivalents and restricted cash at beginning of period	297.9	193.2
Cash and cash equivalents and restricted cash at end of period	$155.3	$295.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 22, 2025	597,964,926	$6.0	$2,184.0	22,522,934	$(386.7)	$94.7	$1,487.9	$3,385.9
Equity-based compensation	—	—	34.3	—	—	—	—	34.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,482,898	—	(31.4)	—	—	—	—	(31.4)
Repurchase of common stock	—	—	—	14,249,535	(314.8)	—	—	(314.8)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	—	—	—	236.4	236.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.4)	—	(0.4)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of June 14, 2025	600,447,824	$6.0	$2,188.0	36,772,469	$(701.5)	$94.3	$1,637.5	$3,224.3

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 24, 2024	594,445,268	$5.9	$2,129.6	18,397,745	$(304.2)	$88.0	$828.2	$2,747.5
Equity-based compensation	—	—	34.4	—	—	—	—	34.4
Shares issued and employee tax withholding on vesting of restricted stock units	3,048,974	0.1	(38.6)	—	—	—	—	(38.5)
Cash dividends declared on common stock ($0.12 per common share)	—	—	—	—	—	—	(69.5)	(69.5)
Net income	—	—	—	—	—	—	240.7	240.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Other activity	—	—	0.8	6,456	—	—	(1.0)	(0.2)
Balance as of June 15, 2024	597,494,242	$6.0	$2,126.2	18,404,201	$(304.2)	$86.7	$998.4	$2,913.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 22, 2025 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the Securities and Exchange Commission (the "SEC") on April 21, 2025. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 14, 2025 and June 15, 2024.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.3 million of restricted cash as of both June 14, 2025 and February 22, 2025.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $17.3 million and $14.6 million for the 16 weeks ended June 14, 2025 and June 15, 2024, respectively.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock. As of June 14, 2025 and February 22, 2025, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $75.0 million for the 16 weeks ended June 14, 2025, representing a 24.1% effective tax rate. The Company's effective tax rate for the 16 weeks ended June 14, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes. Income tax expense was $69.2 million for the 16 weeks ended June 15, 2024, representing a 22.3% effective tax rate. The Company's effective tax rate for the 16 weeks ended June 15, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by the reduction of a reserve for an uncertain tax position due to the expiration of a state statute.

On July 4, 2025, subsequent to the end of the first quarter of fiscal 2025, the President signed into law the One Big Beautiful Bill Act (the "Act"), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The effect of the Act will be recorded in the second quarter of fiscal 2025, as a change in tax law is accounted for in the period of enactment. The Company is currently evaluating the Act, however the Company currently does not expect the Act to have a material impact on its financial position or results of operations.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $511.6 million and $464.1 million as of June 14, 2025 and February 22, 2025, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 14, 2025 and February 22, 2025. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $109.3 million and $119.9 million as of June 14, 2025 and February 22, 2025, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 14, 2025		June 15, 2024
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,141.7	48.8%	$12,054.0	49.7%
Fresh (3)	7,986.8	32.1	7,904.9	32.6
Pharmacy	3,155.0	12.7	2,622.8	10.8
Fuel	1,229.9	4.9	1,320.9	5.4
Other (4)	367.4	1.5	362.8	1.5
Net sales and other revenue	$24,880.8	100.0%	$24,265.4	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions, rental income, media advertising revenue and other miscellaneous revenue.

Recently issued accounting standards: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of June 14, 2025 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$15.4	$6.6	$8.8	$—
Non-current investments (2)	112.3	7.4	104.9	—
Derivative contracts (3)	1.0	—	1.0	—
Total	$128.7	$14.0	$114.7	$—

Liabilities:
Derivative contracts (3)	$0.6	$—	$0.6	$—
Total	$0.6	$—	$0.6	$—
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

The following table presents certain assets which were measured at fair value on a recurring basis as of February 22, 2025 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 14, 2025, the fair value of total debt was $7,394.2 million compared to the carrying value of $7,477.2 million, excluding debt discounts and deferred financing costs. As of February 22, 2025, the fair value of total debt was $7,312.1 million compared to the carrying value of $7,452.4 million, excluding debt discounts and deferred financing costs.
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

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 14, 2025 and February 22, 2025, net of unamortized debt discounts of $27.1 million and $28.6 million, respectively, and deferred financing costs of $32.6 million and $31.6 million, respectively, consisted of the following (in millions):

	June 14, 2025	February 22, 2025
Senior Unsecured Notes due 2026 to 2033, interest rate range of 3.25% to 6.50%	$6,515.9	$6,517.0
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	486.0	484.6
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.1	375.9
ABL Facility	25.0	—
Other financing obligations	14.5	14.7
Finance lease obligations	420.2	427.9
Total debt	7,837.7	7,820.1
Less current maturities	(832.1)	(57.6)
Long-term portion	$7,005.6	$7,762.5

ABL Facility

As of June 14, 2025, there was $25.0 million outstanding under the asset-based loan facility (the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $27.4 million. As of February 22, 2025, there were no amounts outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $27.4 million.

Senior Unsecured Notes
On March 11, 2025, the Company and substantially all of its subsidiaries completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of the Company's 7.500% senior unsecured notes due March 15, 2026 and (ii) pay fees and expenses related to the issuance of the 2033 Notes.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 14, 2025	June 15, 2024	June 14, 2025	June 15, 2024
Estimated return on plan assets	$(28.3)	$(28.1)	$—	$—
Service cost	4.9	5.1	—	—
Interest cost	24.2	25.9	0.1	0.2
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.9)	(1.2)	(0.2)	(0.2)
Expense (income), net	$—	$1.8	$(0.1)	$—

The Company contributed $42.9 million and $12.7 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 14, 2025 and June 15, 2024, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $13.3 million to these plans for the remainder of fiscal 2025.

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

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

The U.S. Supreme Court decided to hear the appeals filed by the relators in Proctor and Schutte. The Supreme Court consolidated the two cases for the purpose of hearing the appeal. The Supreme Court heard oral arguments on April 18, 2023. On June 1, 2023, the Supreme Court issued an opinion adverse to the Company, reversing the lower court's rulings. On July 3, 2023, the Supreme Court issued the order remanding both cases back to the Court of Appeals for the Seventh Circuit for further review. On July 27, 2023, the Court of Appeals remanded both cases back to the U.S. District Court for the Central District of Illinois.

On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. On April 26, 2024, the District Court denied the motion for reconsideration of partial summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. On September 30, 2024, the District Court denied both parties' motions for summary judgment on scienter and granted relators' motion for summary judgment on materiality. On November 18, 2024, the District Court denied a motion by the Company to reconsider the materiality ruling or certify that ruling for an interlocutory appeal. The Schutte trial began on February 10, 2025. On March 4, 2025, the Company prevailed at trial and the District Court entered judgment in favor of the Company on March 12, 2025. On April 1, 2025, the relators filed a motion to amend the judgment and grant a new trial on damages. The Court has not ruled on the relators' motion.

The Proctor case is scheduled to begin on January 20, 2026.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The proceedings are stayed through September 29, 2025 to facilitate settlement discussions. The case is currently scheduled to be ready for trial on or after May 26, 2026.

The Company is vigorously defending the claims filed against it, and the Company also intends to prosecute its claims against Prime with equal vigor. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is a named defendant in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California).

Discovery has been completed on Tarrant County's liability claim and the matter has been remanded to the Northern District of Texas for trial. Discovery in Monterey County (California) is ongoing. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 of additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. In the reply filed by the plaintiffs on July 2, 2025, the number of additional lawsuits was reduced to approximately 108 suits. The Motion remains pending before the Court.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters that were filed in Nevada. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by its insurers in the fourth quarter of fiscal 2022. With respect to the three active state court claims, those matters are in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The State of Washington matter is scheduled for trial on May 4, 2026. The Company requested an interlocutory appeal with the City of Philadelphia matter, which was granted on November 26, 2024. The City of Philadelphia appeal was heard on July 15, 2025, and the Company awaits the Court's ruling. The Company also requested an interlocutory appeal with the Dallas County matter, which was granted on March 7, 2025, and the Company awaits the Court's determination as to whether the Court will hear oral argument. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss.

The Company has also received subpoenas, Civil Investigative Demands and other requests for documents and information from the U.S. Department of Justice ("DOJ") and certain state Attorneys General, and has had preliminary discussions with the DOJ with respect to purported violations of the federal Controlled Substances Act and the FCA in dispensing prescriptions. The Company has been cooperating with the government with respect to these requests for information.

Termination of the Merger Agreement: As previously disclosed, on October 13, 2022, the Company, The Kroger Co. ("Kroger") and Kettle Merger Sub, Inc., a wholly owned subsidiary of Kroger ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub would have been merged with and into the Company (the "Merger"), with the Company surviving the Merger as the surviving corporation and a direct, wholly owned subsidiary of Kroger.

As previously disclosed, On December 10, 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. In light of the preliminary injunction, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement.

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

On December 11, 2024, Kroger delivered a termination notice to the Company, alleging that the Company's December 10, 2024 termination notice was not effective and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement. On March 25, 2025, Kroger answered the Company's lawsuit and brought counterclaims against the Company in connection with the Company's alleged failure to perform under the Merger Agreement. The Company filed its answers to Kroger's counterclaims on May 17, 2025 and the parties are presently engaged in discovery. Trial is scheduled to begin on October 19, 2026.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 14, 2025
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income before reclassifications	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (1)	(1.0)	(1.0)	—
Tax benefit (expense)	0.2	0.3	(0.1)
Current-period other comprehensive (loss) income, net of tax	(0.4)	(0.7)	0.3
Ending AOCI balance	$94.3	$91.7	$2.6

	16 weeks ended June 15, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (1)	(1.3)	(1.3)	—
Tax benefit (expense)	0.1	0.3	(0.2)
Current-period other comprehensive loss, net of tax	(1.3)	(1.0)	(0.3)
Ending AOCI balance	$86.7	$86.5	$0.2
(1) These amounts are included in the computation of net pension and post-retirement expense (income). For additional information, see Note 4 - Employee Benefit Plans.

NOTE 7 - SEGMENT INFORMATION

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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	16 weeks ended
	June 14, 2025	June 15, 2024
Retail segment sales	$24,644.4	$24,041.6
Other revenue (1)	236.4	223.8
Net sales and other revenue	$24,880.8	$24,265.4

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	17,620.9	17,086.5
Employee costs (2)	3,660.2	3,550.1
Other segment expenses (3)	2,080.6	2,035.2
Retail segment EBITDA	$1,282.7	$1,369.8

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(171.7)	(185.9)
Depreciation and amortization	(572.7)	(552.0)
Interest expense, net	(141.8)	(145.7)
Business transformation (5)	(38.3)	(17.3)
Equity-based compensation expense	(33.7)	(36.7)
Gain (loss) on property dispositions and impairment losses, net	31.9	(5.3)
LIFO expense	(17.3)	(14.6)
Merger-related costs (6)	(19.0)	(92.3)
Certain legal and regulatory accruals and settlements, net	(2.6)	8.9
Miscellaneous adjustments (7)	(6.1)	(19.0)
Income before income taxes	$311.4	$309.9
(1) Primarily includes wholesale sales to third parties and other miscellaneous revenue not included in Retail segment sales.
(2) Includes wages, salaries, benefits, insurance and other employee-related costs.
(3) Primarily includes rent and occupancy costs, debit and credit card fees, supplies, divisional support costs and allocated corporate costs.
(4) Primarily includes bonus compensation, unallocated corporate costs and contribution from the Company's wholesale and other sales.
(5) Includes costs associated with third-party consulting fees related to the Company's Customers for Life strategy and employee termination costs.
(6) The 16 weeks ended June 14, 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The 16 weeks ended June 15, 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.
(7) Primarily includes net realized and unrealized gains and losses related to non-operating investments, lease adjustments related to non-cash rent expense and costs incurred on leased surplus properties, gains and losses on energy hedges and other items not allocated to the segment.

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

Basic net income per Class A common share is computed by dividing net income by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during the period, adjusted for the potentially dilutive effect of unvested restricted stock units ("RSUs") and restricted common stock ("RSAs")

calculated under the treasury stock method. Performance-based RSUs and RSAs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 14, 2025	June 15, 2024
Net income	$236.4	$240.7

Weighted average Class A common shares outstanding - Basic (1)	573.0	578.6
Dilutive effect of restricted stock units and awards	2.4	2.7
Weighted average Class A common shares outstanding - Diluted (2)	575.4	581.3

Basic net income per Class A common share	$0.41	$0.42
Diluted net income per Class A common share	0.41	0.41
(1) The number of Class A common shares remaining to be issued for the 16 weeks ended June 14, 2025 and June 15, 2024 were not material.
(2) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 16 weeks ended June 14, 2025 and June 15, 2024 were not material.

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements and may adversely impact our financial condition and results of operations include:
•changes in macroeconomic conditions such as rates of food price inflation or deflation, fuel and commodity prices and uncertainty in international trade including current and potential future tariffs;
•changes in consumer behavior and spending patterns resulting from macroeconomic conditions, including shifts in state and federal assistance programs;
•changes in wage rates and our ability to negotiate acceptable contracts with labor unions, including the outcome of pending union negotiations;
•changes in price of goods sold in our stores and cost of goods used in our food products due to changes in various state and federal government regulations;
•uncertainty regarding the geopolitical environment;

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

NON-GAAP FINANCIAL MEASURES

We define EBITDA as GAAP earnings (net loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income as GAAP Net income adjusted to eliminate the effects of items management does not consider in assessing our ongoing core performance. We define Adjusted net income per Class A common share as Adjusted net income divided by the weighted average diluted Class A common shares outstanding, as adjusted to reflect all RSUs outstanding at the end of the period. See "Results of Operations" for further discussion and a reconciliation of Adjusted EBITDA, Adjusted net income and Adjusted net income per Class A common share.

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

FIRST QUARTER OF FISCAL 2025 OVERVIEW

We are one of the largest food retailers in the United States, with 2,264 stores across 35 states and the District of Columbia as of June 14, 2025. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 285,000 talented and dedicated employees, as of June 14, 2025, who serve on average 36.8 million customers each week. Additionally, as of June 14, 2025, we operated 1,725 pharmacies, 1,313 in-store branded coffee shops, 408 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During the first quarter of fiscal 2025, we continued to execute on our Customers for Life strategy, which is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. Collectively, these digital platforms generate growth opportunities for the Albertsons Media Collective ("The Collective"). We continue to invest significantly in The Collective, building industry-leading, integrated solutions to expand the reach of our brand and fuel one of the largest opportunities for reinvestment into our core business.

Identical sales, excluding fuel, increased 2.8% during the first quarter of fiscal 2025. We continued to invest in new merchandising initiatives and our loyalty offerings, and we also deepened digital connection and engagement with our customers. During the first quarter of fiscal 2025, digital sales, which include Drive Up & Go curbside pickup and home delivery, increased 25% compared to the first quarter of fiscal 2024, as our focus on delivering an exceptional service experience is fueling new customer acquisition and strengthening existing customer retention. We continue to enhance our digital shopping experience, introducing emerging technologies and interactive features that deliver both ease and convenience. Loyalty members increased 14% to 47.3 million in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

To improve our customer value proposition, we intentionally invested in value, in both loyalty and promotional offerings, as well as by partnering with strategic vendors to invest in price in certain categories and markets. In Own Brands, we continue to focus on providing our customers with products they trust through innovation and offering products at an attractive price point. During the first quarter of fiscal 2025, we expanded the assortment in our recently introduced Overjoyed brand, and launched our newest brand, Chef's Counter, an innovative, chef-inspired meal solution.

We endeavor to use technology in everything we do and over the last few years we have invested strategically to build a best-in-class technology platform, with our core infrastructure in the Cloud and a modernized scalable network. This advanced technology platform, on which we are continuing to innovate, powers our eCommerce, store, pharmacy, supply chain, merchandising and media collective operations, and is allowing us to leverage emerging technologies to accelerate our operational transformation going forward.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $585 million during the first quarter of fiscal 2025, primarily including the completion of 36 remodels, the opening of three new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during the first quarter of fiscal 2025 included $85.7 million of common stock dividends ($0.15 per common share) and the repurchase of 14.2 million shares of common stock for a total of $314.8 million.

First quarter of fiscal 2025 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2025 include:
•Identical sales increased 2.8%
•Digital sales increased 25%
•Loyalty members increased 14% to 47.3 million
•Net income of $236 million, or $0.41 per Class A common share
•Adjusted net income of $319 million, or $0.55 per Class A common share
•Adjusted EBITDA of $1,111 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	16 weeks ended
	June 14, 2025	June 15, 2024
Stores, beginning of period	2,270	2,269
Opened	3	1
Closed	(9)	(1)
Stores, end of period	2,264	2,269
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 14, 2025	June 15, 2024	June 14, 2025	June 15, 2024	June 14, 2025	June 15, 2024
Less than 30,000	211	217	9.3%	9.6%	4.8	4.9
30,000 to 50,000	773	777	34.2%	34.2%	32.4	32.6
More than 50,000	1,280	1,275	56.5%	56.2%	75.6	75.3
Total stores	2,264	2,269	100.0%	100.0%	112.8	112.8
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 14, 2025 ("first quarter of fiscal 2025") and 16 weeks ended June 15, 2024 ("first quarter of fiscal 2024") (dollars in millions, except per share data).

	16 weeks ended
	June 14, 2025	% of Sales	June 15, 2024	% of Sales
Net sales and other revenue	$24,880.8	100.0%	$24,265.4	100.0%
Cost of sales	18,142.5	72.9	17,526.5	72.2
Gross margin	6,738.3	27.1	6,738.9	27.8
Selling and administrative expenses	6,320.9	25.4	6,274.0	25.9
(Gain) loss on property dispositions and impairment losses, net	(31.9)	(0.1)	5.3	—
Operating income	449.3	1.8	459.6	1.9
Interest expense, net	141.8	0.6	145.7	0.6
Other (income) expense, net	(3.9)	—	4.0	—
Income before income taxes	311.4	1.2	309.9	1.3
Income tax expense	75.0	0.3	69.2	0.3
Net income	$236.4	0.9%	$240.7	1.0%

Basic net income per Class A common share	$0.41		$0.42
Diluted net income per Class A common share	0.41		0.41

Net Sales and Other Revenue
Net sales and other revenue increased 2.5% to $24,880.8 million for the first quarter of fiscal 2025 from $24,265.4 million for the first quarter of fiscal 2024. This increase in Net sales and other revenue was primarily driven by a 2.8% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. We also continued to grow our digital sales during the first quarter of fiscal 2025. These increases in Net sales and other revenue were partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 14, 2025 and the 16 weeks ended June 15, 2024, respectively, were:

	16 weeks ended
	June 14, 2025	June 15, 2024
Identical sales, excluding fuel	2.8%	1.4%

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 14, 2025		June 15, 2024
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$12,141.7	48.8%	$12,054.0	49.7%
Fresh (3)	7,986.8	32.1	7,904.9	32.6
Pharmacy	3,155.0	12.7	2,622.8	10.8
Fuel	1,229.9	4.9	1,320.9	5.4
Other (4)	367.4	1.5	362.8	1.5
Net sales and other revenue	$24,880.8	100.0%	$24,265.4	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale revenue to third parties, commissions, rental income, media advertising revenue and other miscellaneous revenue.

Gross Margin

Gross margin rate decreased to 27.1% during the first quarter of fiscal 2025 compared to 27.8% during the first quarter of fiscal 2024. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 85 basis points compared to the first quarter of fiscal 2024. This decrease in gross margin rate was primarily driven by incremental investments in our customer value proposition, strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in delivery and handling costs related to the continued growth in our digital sales, partially offset by the benefits from our productivity initiatives, which included reductions in shrink expense.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the first quarter of fiscal 2025 compared to 25.9% of Net sales and other revenue for the first quarter of fiscal 2024. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 63 basis points compared to the first quarter of fiscal 2024. This decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to lower Merger-related costs, the leveraging of employee costs and operating expenses related to the continued development of our digital platforms and modernization of our technology, partially offset by increases in legal, professional and outside services as well as business transformation costs. The benefits from our productivity initiatives continue to help offset increasing wage rates and other inflationary pressures on our operating expenses.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2025, net gain on property dispositions and impairment losses was $31.9 million, primarily driven by $45.5 million of net gains primarily from the sale of real estate assets, partially offset by $11.4 million from the impairment and disposal of certain technology assets and $2.2 million of retail store impairment losses. For the first quarter of fiscal 2024, net loss on property dispositions and impairment losses was $5.3 million, primarily driven by the impairment of certain technology assets.

Interest Expense, Net

Interest expense, net was $141.8 million during the first quarter of fiscal 2025 compared to $145.7 million during the first quarter of fiscal 2024. This decrease in interest expense, net was primarily attributable to lower average outstanding borrowings. The weighted average interest rate during both the first quarter of fiscal 2025 and first quarter of fiscal 2024 was 5.6%, excluding amortization and write-off of deferred financing costs and original issue discount.

Other (Income) Expense, Net

For the first quarter of fiscal 2025, other income, net was $3.9 million compared to other expense, net of $4.0 million for the first quarter of fiscal 2024. Other income, net during the first quarter of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement expense, partially offset by unrealized losses from non-operating investments. Other expense, net during the first quarter of fiscal 2024 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement expense.

Income Taxes

Income tax expense was $75.0 million during the first quarter of fiscal 2025, representing a 24.1% effective tax rate. Income tax expense was $69.2 million during the first quarter of fiscal 2024, representing a 22.3% effective tax rate. This increase in the effective income tax rate was primarily driven by the reduction of a reserve for an uncertain tax position due to the expiration of a state statute in the first quarter of fiscal 2024.

Net Income and Adjusted Net Income

Net income was $236.4 million, or $0.41 per Class A common share, during the first quarter of fiscal 2025 compared to $240.7 million, or $0.41 per Class A common share, during the first quarter of fiscal 2024. Adjusted net income was $318.9 million, or $0.55 per Class A common share, during the first quarter of fiscal 2025 compared to $391.6 million, or $0.66 per Class A common share, during the first quarter of fiscal 2024.

Adjusted EBITDA

For the first quarter of fiscal 2025, Adjusted EBITDA was $1,111.0 million, or 4.5% of Net sales and other revenue, compared to $1,183.9 million, or 4.9% of Net sales and other revenue, for the first quarter of fiscal 2024.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	16 weeks ended
	June 14, 2025	June 15, 2024
Net income	$236.4	$240.7
Adjustments:
Business transformation (1)(b)	38.3	17.3
Equity-based compensation expense (b)	33.7	36.7
(Gain) loss on property dispositions and impairment losses, net	(31.9)	5.3
LIFO expense (a)	17.3	14.6
Merger-related costs (2)(b)	19.0	92.3
Certain legal and regulatory accruals and settlements, net (b)	2.6	(8.9)
Amortization of debt discount and deferred financing costs (c)	6.2	4.9
Amortization of intangible assets resulting from acquisitions (b)	14.8	14.7
Miscellaneous adjustments (3)(e)	6.1	19.0
Tax impact of adjustments to Adjusted net income	(23.6)	(45.0)
Adjusted net income	$318.9	$391.6
Tax impact of adjustments to Adjusted net income	23.6	45.0
Income tax expense	75.0	69.2
Amortization of debt discount and deferred financing costs (c)	(6.2)	(4.9)
Interest expense, net	141.8	145.7
Amortization of intangible assets resulting from acquisitions (b)	(14.8)	(14.7)
Depreciation and amortization (d)	572.7	552.0
Adjusted EBITDA	$1,111.0	$1,183.9

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 14, 2025	June 15, 2024
Numerator:

Adjusted net income (4)	$318.9	$391.6

Denominator:

Weighted average Class A common shares outstanding - diluted	575.4	581.3
Restricted stock units (5)	8.5	9.3
Adjusted weighted average Class A common shares outstanding - diluted	583.9	590.6

Adjusted net income per Class A common share - diluted	$0.55	$0.66

	16 weeks ended
	June 14, 2025	June 15, 2024
Net income per Class A common share - diluted	$0.41	$0.41
Non-GAAP adjustments (6)	0.15	0.26
Restricted stock units (5)	(0.01)	(0.01)
Adjusted net income per Class A common share - diluted	$0.55	$0.66
(1) Includes costs associated with third-party consulting fees related to our Customers for Life strategy and employee termination costs, as follows (see table below):

	16 weeks ended
	June 14, 2025	June 15, 2024
Third-party consulting fees	$33.3	$17.3
Employee termination costs	5.0	—
Total Business transformation	$38.3	$17.3

(2) The first quarter of fiscal 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The first quarter of fiscal 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.
(3) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 14, 2025	June 15, 2024
Lease and lease-related costs for surplus and closed stores	$5.5	$5.4
Net realized and unrealized loss on non-operating investments	1.3	3.2
Non-cash lease-related adjustments	—	1.0
Other (i)	(0.7)	9.4
Total miscellaneous adjustments	$6.1	$19.0
(i) Includes adjustments for the financial impact of other items not considered in our core performance.
(4) See reconciliation of Net income to Adjusted net income above for further details.
(5) Represents incremental unvested RSUs to adjust the diluted weighted average Class A common shares outstanding during each respective period to the fully outstanding RSUs as of the end of each respective period.
(6) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	16 weeks ended
	June 14, 2025	June 15, 2024
Cost of sales	$64.1	$53.6
Selling and administrative expenses	508.6	498.4
Total Depreciation and amortization	$572.7	$552.0

(e) Miscellaneous adjustments:

	16 weeks ended
	June 14, 2025	June 15, 2024
Cost of sales	$(0.5)	$0.1
Selling and administrative expenses	5.6	11.5
Other (income) expense, net	1.0	7.4
Total Miscellaneous adjustments	$6.1	$19.0

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 14, 2025	June 15, 2024
Cash and cash equivalents and restricted cash at end of period	$155.3	$295.3
Cash flows provided by operating activities	754.4	960.9
Cash flows used in investing activities	(474.1)	(538.0)
Cash flows used in financing activities	(422.9)	(320.8)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $754.4 million for the first quarter of fiscal 2025 compared to $960.9 million for the first quarter of fiscal 2024. The decrease in cash flow from operating activities during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was due to a decrease in Adjusted EBITDA, cash paid for property taxes and self-insurance claims, changes in working capital, primarily related to inventory and accounts payable, and increases in business transformation costs and contributions to our defined benefit pension plans, partially offset by lower Merger-related costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $474.1 million for the first quarter of fiscal 2025 compared to $538.0 million for the first quarter of fiscal 2024.

For the first quarter of fiscal 2025, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $584.6 million, partially offset by proceeds from the sale of assets of $78.2 million, primarily related to real estate. Payments for property, equipment and intangibles in the first quarter of fiscal 2025 included the completion of 36 remodels, the opening of three new stores and continued investment in our digital and technology platforms. For the first quarter of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $543.0 million. Payments for property, equipment and intangibles in the first quarter of fiscal 2024 included the completion of 17 remodels, the opening of one new store and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $422.9 million during the first quarter of fiscal 2025 compared to $320.8 million during the first quarter of fiscal 2024.

Net cash used in financing activities during the first quarter of fiscal 2025 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $25.0 million of proceeds from the ABL Facility. We also had a $600.0 million issuance and subsequent $600.0 million redemption of senior unsecured notes (as further discussed below under the caption Debt Management). Net cash used in financing activities during the first quarter of fiscal 2024 consisted primarily of the $200.0 million repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs.

Debt Management

As of June 14, 2025, we had $25.0 million borrowings outstanding under our ABL Facility and total availability of $3,947.6 million (net of letter of credit usage).

On March 11, 2025, we completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of our 7.500% senior unsecured notes due March 15, 2026 and (ii) pay fees and expenses related to the issuance of the 2033 Notes.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $85.7 million ($0.15 per common share) and $69.5 million ($0.12 per common share) during the first quarter of fiscal 2025 and first quarter of fiscal 2024, respectively. On July 15, 2025, we announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on August 8, 2025 to stockholders of record as of the close of business on July 25, 2025.

Common Stock Repurchase Program

The Board has authorized a multi-year share repurchase program of up to $2.0 billion of our common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the first quarter of fiscal 2025, we repurchased an aggregate of 14.2 million shares of common stock for a total of $314.8 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the SEC on April 21, 2025, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the SEC on April 21, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the SEC on April 21, 2025, under the heading "Risk Factors".

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

On December 11, 2024, the Board authorized a multi-year share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the first quarter of fiscal 2025, the Company repurchased an aggregate of 14.2 million shares of common stock for a total of $314.8 million pursuant to such share repurchase authorization.

Share repurchase activity during the first quarter of fiscal 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)
February 23, 2025 through March 22, 2025	780,337	$20.66	780,337	$1,901.3
March 23, 2025 through April 19, 2025	285,649	20.88	285,649	1,895.4
April 20, 2025 through May 17, 2025	9,686,371	22.11	9,686,371	1,681.2
May 18, 2025 through June 14, 2025	3,497,178	21.81	3,497,178	1,604.9
Total	14,249,535	$21.93	14,249,535	$1,604.9
(1) Excludes excise tax on share repurchases in excess of issuances, which is included as part of the cost basis of the shares acquired.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the first quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

10.1 Form of special retention stock agreement

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

Albertsons Companies, Inc. (Registrant)

Date:	July 22, 2025	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 22, 2025	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)