Form 10-Q
period 2025-09-06
Albertsons Companies, Inc.
filed 2025-10-14
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 10, 2025, the registrant had 549,307,530 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 6, 2025	February 22, 2025
ASSETS
Current assets
Cash and cash equivalents	$270.6	$293.6
Receivables, net	968.8	834.8
Inventories, net	5,187.5	4,989.0
Other current assets	425.7	441.6
Total current assets	6,852.6	6,559.0

Property and equipment, net	9,706.7	9,811.0
Operating lease right-of-use assets	6,132.2	6,153.4
Intangible assets, net	2,251.1	2,318.0
Goodwill	1,201.0	1,201.0
Other assets	706.9	713.3
TOTAL ASSETS	$26,850.5	$26,755.7

LIABILITIES
Current liabilities
Accounts payable	$3,987.9	$4,092.7
Accrued salaries and wages	1,406.8	1,345.2
Current maturities of long-term debt and finance lease obligations	1,186.4	57.6
Current operating lease obligations	730.3	705.5
Other current liabilities	1,105.3	1,050.0
Total current liabilities	8,416.7	7,251.0

Long-term debt and finance lease obligations	6,940.1	7,762.5
Long-term operating lease obligations	5,710.3	5,657.2
Deferred income taxes	847.0	824.1
Other long-term liabilities	1,856.9	1,875.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 600,483,142 and 597,964,926 shares issued as of September 6, 2025 and February 22, 2025, respectively	6.0	6.0
Additional paid-in capital	2,207.1	2,184.0
Treasury stock, at cost, 48,270,935 and 22,522,934 shares held as of September 6, 2025 and February 22, 2025, respectively	(936.8)	(386.7)
Accumulated other comprehensive income	82.2	94.7
Retained earnings	1,721.0	1,487.9
Total stockholders' equity	3,079.5	3,385.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,850.5	$26,755.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Net sales and other revenue	$18,915.8	$18,551.5	$43,796.6	$42,816.9
Cost of sales	13,809.2	13,430.2	31,951.7	30,956.7
Gross margin	5,106.6	5,121.3	11,844.9	11,860.2

Selling and administrative expenses	4,806.9	4,785.4	11,127.8	11,059.4
Loss (gain) on property dispositions and impairment losses, net	4.4	43.9	(27.5)	49.2
Operating income	295.3	292.0	744.6	751.6

Interest expense, net	105.3	103.6	247.1	249.3
Other (income) expense, net	(29.7)	1.9	(33.6)	5.9
Income before income taxes	219.7	186.5	531.1	496.4

Income tax expense	51.2	41.0	126.2	110.2
Net income	$168.5	$145.5	$404.9	$386.2

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(13.4)	2.9	(14.1)	1.9
Other	1.3	3.0	1.6	2.7
Other comprehensive (loss) income	$(12.1)	$5.9	$(12.5)	$4.6

Comprehensive income	$156.4	$151.4	$392.4	$390.8

Net income per Class A common share
Basic net income per Class A common share	$0.30	$0.25	$0.71	$0.67
Diluted net income per Class A common share	0.30	0.25	0.71	0.66

Weighted average Class A common shares outstanding
Basic	559.7	580.1	567.3	579.5
Diluted	562.5	583.2	569.9	582.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 6, 2025	September 7, 2024
Cash flows from operating activities:
Net income	$404.9	$386.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(27.5)	49.2
Depreciation and amortization	1,007.4	973.9
Operating lease right-of-use assets amortization	376.1	364.3
LIFO expense	28.3	19.4
Deferred income tax	26.4	(86.7)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(72.7)	(29.3)
Deferred financing costs	11.5	8.6
Equity-based compensation expense	52.4	66.2
Other operating activities	14.9	17.0
Changes in operating assets and liabilities:
Receivables, net	(133.7)	(174.0)
Inventories, net	(226.7)	(116.9)
Accounts payable, accrued salaries and wages and other accrued liabilities	110.4	88.5
Operating lease liabilities	(285.4)	(280.6)
Self-insurance assets and liabilities	2.5	21.2
Other operating assets and liabilities	(6.8)	67.1
Net cash provided by operating activities	1,282.0	1,374.1

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(950.5)	(952.3)
Proceeds from sale of assets	82.6	19.8
Other investing activities	30.0	7.2
Net cash used in investing activities	(837.9)	(925.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	925.0	50.0
Payments on long-term borrowings, including ABL facility	(600.3)	(200.4)
Payments of obligations under finance leases	(21.9)	(26.9)
Payments for debt financing costs	(18.1)	—
Dividends paid on common stock	(169.6)	(139.0)
Treasury stock purchase, at cost	(550.1)	—
Employee tax withholding on vesting of restricted stock units	(32.0)	(41.5)
Net cash used in financing activities	(467.0)	(357.8)

Net (decrease) increase in cash and cash equivalents and restricted cash	(22.9)	91.0
Cash and cash equivalents and restricted cash at beginning of period	297.9	193.2
Cash and cash equivalents and restricted cash at end of period	$275.0	$284.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 22, 2025	597,964,926	$6.0	$2,184.0	22,522,934	$(386.7)	$94.7	$1,487.9	$3,385.9
Equity-based compensation	—	—	34.3	—	—	—	—	34.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,482,898	—	(31.4)	—	—	—	—	(31.4)
Repurchase of common stock	—	—	—	14,249,535	(314.8)	—	—	(314.8)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	—	—	—	236.4	236.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.4)	—	(0.4)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of June 14, 2025	600,447,824	$6.0	$2,188.0	36,772,469	$(701.5)	$94.3	$1,637.5	$3,224.3
Equity-based compensation	—	—	18.7	—	—	—	—	18.7
Shares issued and employee tax withholding on vesting of restricted stock units	35,318	—	(0.6)	—	—	—	—	(0.6)
Repurchase of common stock	—	—	—	11,498,466	(235.3)	—	—	(235.3)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(83.9)	(83.9)
Net income	—	—	—	—	—	—	168.5	168.5
Other comprehensive loss, net of tax	—	—	—	—	—	(12.1)	—	(12.1)
Other activity	—	—	1.0	—	—	—	(1.1)	(0.1)
Balance as of September 6, 2025	600,483,142	$6.0	$2,207.1	48,270,935	$(936.8)	$82.2	$1,721.0	$3,079.5

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 22, 2025 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the Securities and Exchange Commission (the "SEC") on April 21, 2025. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 6, 2025 and September 7, 2024.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.4 million and $4.3 million of restricted cash as of September 6, 2025 and February 22, 2025, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $11.0 million and $4.8 million for the 12 weeks ended September 6, 2025 and September 7, 2024, respectively, and $28.3 million and $19.4 million for the 28 weeks ended September 6, 2025 and September 7, 2024, respectively.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock. As of September 6, 2025 and February 22, 2025, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Common stock repurchase program: On October 14, 2025, subsequent to the end of the 12 weeks ended September 6, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, National Association to repurchase $750 million of shares of the Company's common stock. Also on October 14, 2025, the Company announced that the Board of Directors has authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion, inclusive of the ASR Agreement.

Income taxes: Income tax expense was $51.2 million for the 12 weeks ended September 6, 2025, representing a 23.3% effective tax rate. The Company's effective tax rate for the 12 weeks ended September 6, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits. Income tax expense was $41.0 million for the 12 weeks ended September 7, 2024, representing a 22.0%

effective tax rate. The Company's effective tax rate for the 12 weeks ended September 7, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits.

Income tax expense was $126.2 million for the 28 weeks ended September 6, 2025, representing a 23.8% effective tax rate. The Company's effective tax rate for the 28 weeks ended September 6, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits. Income tax expense was $110.2 million for the 28 weeks ended September 7, 2024, representing a 22.2% effective tax rate. The Company's effective tax rate for the 28 weeks ended September 7, 2024 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits and the reduction of a reserve for an uncertain tax position due to the settlement of a state audit.

On July 4, 2025, the President signed into law An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (the "Act"), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The Company has reflected the impact of the enacted provisions in its financial statements for the second quarter of fiscal 2025, which were determined to be immaterial. While further evaluation is ongoing, the Act is not expected to have a material impact on the Company's financial position or results of operations.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $542.2 million and $464.1 million as of September 6, 2025 and February 22, 2025, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 6, 2025 and February 22, 2025. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $105.2 million and $119.9 million as of September 6, 2025 and February 22, 2025, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 6, 2025		September 7, 2024		September 6, 2025		September 7, 2024
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,220.5	48.8%	$9,265.0	49.9%	$21,362.2	48.8%	$21,319.0	49.8%
Fresh (3)	5,946.6	31.4	5,917.4	31.9	13,933.4	31.8	13,822.3	32.3
Pharmacy	2,536.8	13.4	2,132.0	11.5	5,691.8	13.0	4,754.8	11.1
Fuel	911.3	4.8	951.3	5.2	2,141.2	4.9	2,272.2	5.3
Other (4)	300.6	1.6	285.8	1.5	668.0	1.5	648.6	1.5
Net sales and other revenue	$18,915.8	100.0%	$18,551.5	100.0%	$43,796.6	100.0%	$42,816.9	100.0%
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

In September 2025, the FASB issued ASU 2025-06, "Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of September 6, 2025 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$16.2	$7.2	$9.0	$—
Non-current investments (2)	113.7	8.0	105.7	—
Derivative contracts (3)	0.7	—	0.7	—
Total	$130.6	$15.2	$115.4	$—

Liabilities:
Derivative contracts (3)	$0.5	$—	$0.5	$—
Total	$0.5	$—	$0.5	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 6, 2025, the fair value of total debt was $7,778.7 million compared to the carrying value of $7,777.1 million, excluding debt discounts and deferred financing costs. As of February 22, 2025, the fair value of total debt was $7,312.1 million compared to the carrying value of $7,452.4 million, excluding debt discounts and deferred financing costs.
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

During the 12 and 28 weeks ended September 6, 2025, the Company recorded retail store impairment losses of $6.2 million and $8.4 million, respectively. During the 12 and 28 weeks ended September 7, 2024, the Company recorded impairment losses of $39.8 million, primarily related to equipment from the closing of our micro-fulfillment centers and $13.5 million of retail store impairment losses. The impairment losses are included as a component of Loss (gain) on property dispositions and impairment losses, net.

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 6, 2025 and February 22, 2025, net of unamortized debt discounts of $26.0 million and $28.6 million, respectively, and deferred financing costs of $30.6 million and $31.6 million, respectively, consisted of the following (in millions):

	September 6, 2025	February 22, 2025
Senior Unsecured Notes due 2026 to 2033, interest rate range of 3.25% to 6.50%	$6,517.9	$6,517.0
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	487.0	484.6
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.2	375.9
ABL Facility	325.0	—
Other financing obligations	14.4	14.7
Finance lease obligations	406.0	427.9
Total debt	8,126.5	7,820.1
Less current maturities	(1,186.4)	(57.6)
Long-term portion	$6,940.1	$7,762.5

ABL Facility

As of September 6, 2025, there was $325.0 million outstanding under the asset-based loan facility (the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $11.4 million. As of February 22, 2025, there were no amounts outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $27.4 million.

On August 27, 2025, the Company's existing ABL Facility, which provides for a $4,000.0 million senior secured revolving credit facility, was amended and restated to, among other things, extend the maturity date of the facility to August 27, 2030. The new ABL Facility has an interest rate of term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a LOC sub-facility of $1,500.0 million. As part of the amendment, the Company capitalized $11.9 million of deferred financing costs, recorded within Other assets, and wrote-off $1.4 million of unamortized deferred financing costs to Interest expense, net.

Senior Unsecured Notes

On March 11, 2025, the Company and certain of its subsidiaries (the "Subsidiary Co-Issuers") completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of the Company's existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of the Company's 7.500% senior unsecured notes due March 15, 2026 (the "Refinancing") and (ii) pay fees and expenses related to the Refinancing and the issuance of the 2033 Notes.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Estimated return on plan assets	$(21.2)	$(21.1)	$—	$—
Service cost	3.8	3.9	—	—
Interest cost	18.1	19.3	0.2	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.7)	(0.8)	(0.2)	(0.2)
Settlement (income) loss	(26.8)	4.7	—	—
(Income) expense, net	$(26.7)	$6.1	$—	$(0.1)

	28 weeks ended
	Pension		Other post-retirement benefits
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Estimated return on plan assets	$(49.5)	$(49.2)	$—	$—
Service cost	8.7	9.0	—	—
Interest cost	42.3	45.2	0.3	0.3
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial gain	(1.6)	(2.0)	(0.4)	(0.4)
Settlement (income) loss	(26.8)	4.7	—	—
(Income) expense, net	$(26.7)	$7.9	$(0.1)	$(0.1)

The Company contributed $3.0 million and $45.9 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 6, 2025, respectively. For the 12 and 28 weeks ended September 7, 2024, the Company contributed $24.4 million and $37.1 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $12.2 million to these plans for the remainder of fiscal 2025.

During the 12 and 28 weeks ended September 6, 2025, the Company purchased a group annuity policy and transferred $290.0 million of pension plan assets to an insurance company, thereby reducing the Company's defined benefit pension obligations by $295.0 million. As a result of the annuity purchase, the Company recorded a settlement gain of $26.8 million during the 12 and 28 weeks ended September 6, 2025.

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

Trial in the Proctor case is now scheduled to begin on June 22, 2026.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The proceedings were stayed through September 29, 2025 to facilitate settlement discussions. The case is currently scheduled to be ready for trial on or after February 18, 2027. On October 9, 2025, the Company, SUPERVALU, and Prime filed a stipulated motion requesting the dismissal of Prime from the litigation, which was approved by the Court on October 10, 2025, thus dismissing Prime.

The Company is vigorously defending the claims filed against it. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is a named defendant in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California). Discovery has been completed on Tarrant County's liability claim and the matter has been remanded to the Northern District of Texas for trial. On July 25, 2025, the Company filed a motion with the Court seeking to certify the Motion for Summary Judgment Order for introductory appeal before the Fifth Circuit, which is fully briefed and pending before the Court. Discovery in Monterey County (California) is ongoing. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 of additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. In the reply filed by the plaintiffs on July 2, 2025, the number of additional lawsuits was reduced to approximately 108 suits. The Motion remains pending before the Court.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters that were filed in Nevada. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by its insurers in the fourth quarter of fiscal 2022. With respect to the three active state court claims, those matters are in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The State of Washington matter is scheduled for trial on May 4, 2026. The Company requested an interlocutory appeal with the City of Philadelphia matter, which was granted on November 26, 2024. The City of Philadelphia appeal was heard on July 15, 2025, and the Company awaits the Court's ruling. The Company also requested an interlocutory appeal with the Dallas County matter, which was granted on March 7, 2025. On September 5, 2025, the Texas Supreme Court denied the Company's appeal. On September 22, 2025, the Company filed a motion seeking a rehearing of the denial. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these remaining matters or the range of reasonably possible loss.

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

As previously disclosed, On December 10, 2024, the United States District Court for the District of Oregon issued a preliminary injunction in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), whereby the court enjoined the consummation of the Merger. A permanent injunction was issued, also on December 10, 2024, by a state court judge in a lawsuit brought against Kroger and the Company by the State of Washington, in the case State of Washington v. The Kroger Company and Albertsons Companies, Inc., King County Superior Court, Washington (Case No. 24-2-00977-9 SEA). In light of the injunctions, and in accordance with Section 8.1(e) of the Merger Agreement, the Company exercised its right to terminate the Merger Agreement and sent a notice to Kroger on December 10, 2024 terminating the Merger Agreement.

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

On August 19, 2025, the Court in the State of Washington's case against Kroger and the Company awarded the State $28.4 million in attorneys' fees and costs as the prevailing party, with post-judgment interest accruing at 12%. The judgment was entered jointly and severally against Kroger and the Company. Kroger and the Company disagree with the Court's decision in awarding the State of Washington its attorneys' fees and costs, and the decision is being appealed. Kroger has filed a supersedeas bond with respect to the judgment for purposes of the appeal. The Company believes, based on the terms of the Merger Agreement, that Kroger is solely responsible for the full payment of the judgment and, accordingly, the Company has not recorded a liability.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 6, 2025
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income before reclassifications	11.7	9.6	2.1
Amounts reclassified from accumulated other comprehensive income (1)	(28.6)	(28.6)	—
Tax benefit (expense)	4.4	4.9	(0.5)
Current-period other comprehensive (loss) income, net of tax	(12.5)	(14.1)	1.6
Ending AOCI balance	$82.2	$78.3	$3.9

	28 weeks ended September 7, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	3.7	—	3.7
Amounts reclassified from accumulated other comprehensive income (1)	2.5	2.5	—
Tax expense	(1.6)	(0.6)	(1.0)
Current-period other comprehensive income, net of tax	4.6	1.9	2.7
Ending AOCI balance	$92.6	$89.4	$3.2
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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Retail segment sales	$18,728.9	$18,365.4	$43,373.3	$42,407.0
Other revenue (1)	186.9	186.1	423.3	409.9
Net sales and other revenue	$18,915.8	$18,551.5	$43,796.6	$42,816.9

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	13,395.0	13,077.5	31,015.9	30,164.0
Employee costs (2)	2,746.7	2,715.5	6,406.9	6,265.6
Other segment expenses (3)	1,595.8	1,546.5	3,676.4	3,581.7
Retail segment EBITDA	$991.4	$1,025.9	$2,274.1	$2,395.7

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(143.0)	(125.3)	(314.7)	(311.2)
Depreciation and amortization	(434.7)	(421.9)	(1,007.4)	(973.9)
Interest expense, net	(105.3)	(103.6)	(247.1)	(249.3)
Business transformation (5)	(35.3)	(20.5)	(73.6)	(37.8)
Equity-based compensation expense	(18.7)	(29.5)	(52.4)	(66.2)
(Loss) gain on property dispositions and impairment losses, net	(4.4)	(43.9)	27.5	(49.2)
LIFO expense	(11.0)	(4.8)	(28.3)	(19.4)
Merger-related costs (6)	(19.0)	(67.4)	(38.0)	(159.7)
Certain legal and regulatory accruals and settlements, net	(8.4)	(8.7)	(11.0)	0.2
Miscellaneous adjustments (7)	8.1	(13.8)	2.0	(32.8)
Income before income taxes	$219.7	$186.5	$531.1	$496.4
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
(5) Primarily includes costs associated with third-party consulting fees related to the Company's Customers for Life strategy and costs related to employee terminations.
(6) The 12 and 28 weeks ended September 6, 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The 12 and 28 weeks ended September 7, 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.
(7) Primarily includes pension settlement gains and losses, net realized and unrealized gains and losses related to non-operating investments, adjustments for closed stores and surplus properties, non-cash rent expense, gains and losses on energy hedges and other items not allocated to the segment.

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Net income	$168.5	$145.5	$404.9	$386.2

Weighted average Class A common shares outstanding - Basic (1)	559.7	580.1	567.3	579.5
Dilutive effect of restricted stock units and awards	2.8	3.1	2.6	2.9
Weighted average Class A common shares outstanding - Diluted (2)	562.5	583.2	569.9	582.4

Basic net income per Class A common share	$0.30	$0.25	$0.71	$0.67
Diluted net income per Class A common share	$0.30	$0.25	$0.71	$0.66
(1) The number of Class A common shares remaining to be issued for the 12 and 28 weeks ended September 6, 2025 and September 7, 2024 were not material.
(2) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 28 weeks ended September 6, 2025 and September 7, 2024 were not material.

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

These statements are not guarantees of future performance and are subject to numerous risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements and may adversely impact our financial condition and results of operations include:
•changes in macroeconomic conditions such as rates of food price inflation or deflation, fuel and commodity prices and macroeconomic uncertainty, including in international trade and current and potential future tariffs;
•changes in consumer behavior and spending patterns resulting from macroeconomic conditions, including shifts in state and federal assistance programs;
•changes in wage rates and our ability to negotiate acceptable contracts with labor unions, including the outcome of pending union negotiations;

•changes in price of goods sold in our stores and cost of goods used in our food products, as well as limitations in our ability to provide certain services, due to changes in various state and federal government legislation, regulation and executive orders;
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
•our ability to recruit and retain qualified or specialized associates who are critical to the success of our Customers for Life strategy;
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

SECOND QUARTER OF FISCAL 2025 OVERVIEW

We are one of the largest food retailers in the United States, with 2,257 stores across 35 states and the District of Columbia as of September 6, 2025. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 280,000 talented and dedicated employees, as of September 6, 2025, who serve on average 36.9 million customers each week. Additionally, as of September 6, 2025, we operated 1,720 pharmacies, 1,254 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During the second quarter of fiscal 2025, we continued to execute on our Customers for Life strategy, which is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving transformational productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. Collectively, these digital platforms not only deepen relationships, but also generate growth opportunities for the Albertsons Media Collective (the "Media Collective"). This integrated ecosystem is accelerating our ability to innovate, optimize marketing spend, and unlock new revenue streams.

Identical sales, excluding fuel, increased 2.2% during the second quarter of fiscal 2025. Our digital investments are driving engagement, customer acquisition and retention. During the second quarter of fiscal 2025, digital sales, which include Drive Up & Go curbside pickup and home delivery, increased 23% compared to the second quarter of fiscal 2024. Loyalty members increased 13% to 48.7 million in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.

In our customer value proposition, we continued to invest through a balanced approach of enhanced loyalty, incremental and personalized promotions, competitive pricing actions, and vendor funding. This includes specific price investments in select categories and markets, along with dynamic management of cost inflation to help stretch customers' wallets. In loyalty, we recently extended the value of our loyalty platform beyond grocery with the launch of for U Travel, a new partnership powered by Expedia that allows our loyalty members to earn up to 10% cash back on travel bookings, redeemable toward grocery purchases, further strengthening engagement and broadening the appeal of our platform. In Own Brands, we continued to strengthen our portfolio this quarter, introducing new offerings across multiple categories that deliver exceptional value to our customers and drive deeper customer engagement and loyalty.

Technology remains central to our long-term growth strategy, and this technology-first approach is enabling us to innovate faster, operate more efficiently and deliver greater value at lower cost. Our modern, cloud-native platform continues to power key operations across eCommerce, stores, pharmacy, supply chain, merchandising and Media Collective operations, and is positioning us to rapidly scale emerging technologies to enhance our core business functions and unlock new levels of speed, precision and productivity. In our integrated mobile app, our newest feature, AskAI, delivers a conversational search experience that enables cross-category discovery and personalized recommendations to help customers build smarter baskets.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $951 million for the first 28 weeks of fiscal 2025, primarily including the completion of 51 remodels, the opening of three new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during the first 28 weeks of fiscal 2025 included $169.6 million of common stock dividends ($0.30 per common share) and the repurchase of 25.7 million shares of common stock for a total of $550.1 million.

Second quarter of fiscal 2025 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2025 include:
•Identical sales increased 2.2%, adjusted for labor strikes
•Digital sales increased 23%
•Loyalty members increased 13% to 48.7 million
•Net income of $169 million, or $0.30 per Class A common share
•Adjusted net income of $248 million, or $0.44 per Class A common share
•Adjusted EBITDA of $848 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Stores, beginning of period	2,264	2,269	2,270	2,269
Opened	—	1	3	2
Closed	(7)	(3)	(16)	(4)
Stores, end of period	2,257	2,267	2,257	2,267
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Less than 30,000	211	214	9.3%	9.5%	4.8	4.9
30,000 to 50,000	771	778	34.2%	34.3%	32.4	32.6
More than 50,000	1,275	1,275	56.5%	56.2%	75.3	75.3
Total stores	2,257	2,267	100.0%	100.0%	112.5	112.8
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Second Quarter of Fiscal 2025 and the First 28 weeks of Fiscal 2025 to the Second Quarter of Fiscal 2024 and the First 28 weeks of Fiscal 2024.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2025 ("second quarter of fiscal 2025" and "first 28 weeks of fiscal 2025") and 12 and 28 weeks ended September 7, 2024 ("second quarter of fiscal 2024" and "first 28 weeks of fiscal 2024") (dollars in millions, except per share data).

	12 weeks ended
	September 6, 2025	% of Sales	September 7, 2024	% of Sales
Net sales and other revenue	$18,915.8	100.0%	$18,551.5	100.0%
Cost of sales	13,809.2	73.0	13,430.2	72.4
Gross margin	5,106.6	27.0	5,121.3	27.6
Selling and administrative expenses	4,806.9	25.4	4,785.4	25.8
Loss on property dispositions and impairment losses, net	4.4	—	43.9	0.2
Operating income	295.3	1.6	292.0	1.6
Interest expense, net	105.3	0.6	103.6	0.6
Other (income) expense, net	(29.7)	(0.2)	1.9	—
Income before income taxes	219.7	1.2	186.5	1.0
Income tax expense	51.2	0.3	41.0	0.2
Net income	$168.5	0.9%	$145.5	0.8%

Basic net income per Class A common share	$0.30		$0.25
Diluted net income per Class A common share	0.30		0.25

	28 weeks ended
	September 6, 2025	% of Sales	September 7, 2024	% of Sales
Net sales and other revenue	$43,796.6	100.0%	$42,816.9	100.0%
Cost of sales	31,951.7	73.0	30,956.7	72.3
Gross margin	11,844.9	27.0	11,860.2	27.7
Selling and administrative expenses	11,127.8	25.4	11,059.4	25.8
(Gain) loss on property dispositions and impairment losses, net	(27.5)	(0.1)	49.2	0.1
Operating income	744.6	1.7	751.6	1.8
Interest expense, net	247.1	0.6	249.3	0.6
Other (income) expense, net	(33.6)	(0.1)	5.9	—
Income before income taxes	531.1	1.2	496.4	1.2
Income tax expense	126.2	0.3	110.2	0.3
Net income	$404.9	0.9%	$386.2	0.9%

Basic net income per Class A common share	$0.71		$0.67
Diluted net income per Class A common share	0.71		0.66

Net Sales and Other Revenue
Net sales and other revenue increased 2.0% to $18,915.8 million for the second quarter of fiscal 2025 from $18,551.5 million for the second quarter of fiscal 2024. The increase in Net sales and other revenue was primarily driven by a 2.2% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. Identical sales were adjusted to exclude the stores impacted by the three-week Colorado labor strikes during the second quarter of fiscal 2025. We also continued to grow our digital sales during the second quarter of fiscal 2025. These increases in Net sales and other revenue was partially offset by lower fuel sales.
Net sales and other revenue increased 2.3% to $43,796.6 million for the first 28 weeks of fiscal 2025 from $42,816.9 million for the first 28 weeks of fiscal 2024. The increase in Net sales and other revenue was primarily driven by a 2.6% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. Identical sales were adjusted to exclude the stores impacted by the three-week Colorado labor strikes during the second quarter of fiscal 2025. We also continued to grow our digital sales during the first 28 weeks of fiscal 2025. These increases in Net sales and other revenue was partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 6, 2025 and the 12 and 28 weeks ended September 7, 2024, respectively, were:

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Identical sales, excluding fuel (1)	2.2%	2.5%	2.6%	1.9%
(1) To provide a more accurate reflection of underlying performance, identical sales for the 12 and 28 weeks ended September 6, 2025 were adjusted to exclude the stores impacted by the three-week Colorado labor strikes. On an unadjusted basis, identical sales for the 12 and 28 weeks ended September 6, 2025 increased 2.1% and 2.5%, respectively.

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 6, 2025		September 7, 2024		September 6, 2025		September 7, 2024
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,220.5	48.8%	$9,265.0	49.9%	$21,362.2	48.8%	$21,319.0	49.8%
Fresh (3)	5,946.6	31.4	5,917.4	31.9	13,933.4	31.8	13,822.3	32.3
Pharmacy	2,536.8	13.4	2,132.0	11.5	5,691.8	13.0	4,754.8	11.1
Fuel	911.3	4.8	951.3	5.2	2,141.2	4.9	2,272.2	5.3
Other (4)	300.6	1.6	285.8	1.5	668.0	1.5	648.6	1.5
Net sales and other revenue	$18,915.8	100.0%	$18,551.5	100.0%	$43,796.6	100.0%	$42,816.9	100.0%
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

Gross Margin

Gross margin rate decreased to 27.0% during the second quarter of fiscal 2025 compared to 27.6% during the second quarter of fiscal 2024. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 63 basis points compared to the second quarter of fiscal 2024. This decrease in gross margin rate was driven by strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in delivery and handling costs related to the continued growth in our digital sales. We also made incremental investments in our customer value proposition which were funded by the benefits from our productivity initiatives.

Gross margin rate decreased to 27.0% during the first 28 weeks of fiscal 2025 compared to 27.7% during the first 28 weeks of fiscal 2024. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 75 basis points compared to the first 28 weeks of fiscal 2024. This decrease in gross margin rate was driven by strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in delivery and handling costs related to the continued growth in our digital sales. We also made incremental investments in our customer value proposition which were funded by the benefits from our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the second quarter of fiscal 2025 compared to 25.8% during the second quarter of fiscal 2024. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 50 basis points compared to the second quarter of fiscal 2024. This decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to the leveraging of employee costs and lower merger-related costs, partially offset by an increase in business transformation costs. The benefits from our productivity initiatives continue to help offset increasing wage rates and other inflationary pressures on our operating expenses.

Selling and administrative expenses decreased to 25.4% of Net sales and other revenue during the first 28 weeks of fiscal 2025 compared to 25.8% of Net sales and other revenue for the first 28 weeks of fiscal 2024. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 57 basis points compared to the first 28 weeks of fiscal 2024. This decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to lower Merger-related costs and the leveraging of employee costs, partially offset by an increase in business transformation costs. The benefits from our productivity initiatives continue to help offset increasing wage rates and other inflationary pressures on our operating expenses.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2025, net loss on property dispositions and impairment losses was $4.4 million, primarily driven by $6.2 million of retail store impairment losses and $0.2 million from the impairment and disposal of certain technology assets, partially offset by $2.0 million of net gains primarily from the sale of real estate assets. For the second quarter of fiscal 2024, net loss on property dispositions and impairment losses was $43.9 million, primarily driven by $53.3 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers and $13.5 million of retail store impairment losses, partially offset by $9.4 million of gains from the sale of real estate assets.

For the first 28 weeks of fiscal 2025, net gain on property dispositions and impairment losses was $27.5 million, primarily driven by $47.5 million of net gains primarily from the sale of real estate assets, partially offset by $11.6 million from the impairment and disposal of certain technology assets and $8.4 million of retail store impairment losses. For the first 28 weeks of fiscal 2024, net loss on property dispositions and impairment losses was $49.2 million, primarily driven by $56.8 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers, $13.5 million of retail store impairment losses and $3.5 million related to certain technology assets, partially offset by $7.6 million of gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $105.3 million during the second quarter of fiscal 2025 compared to $103.6 million during the second quarter of fiscal 2024. The weighted average interest rate during both the second quarter of fiscal 2025 and second quarter of fiscal 2024 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount.

Interest expense, net was $247.1 million during the first 28 weeks of fiscal 2025 compared to $249.3 million during the first 28 weeks of fiscal 2024. The weighted average interest rate during both the first 28 weeks of fiscal 2025 and first 28 weeks of fiscal 2024 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount.

Other (Income) Expense, Net

For the second quarter of fiscal 2025, other income, net was $29.7 million compared to other expense, net of $1.9 million for the second quarter of fiscal 2024. Other income, net during the second quarter of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, including $26.8 million of pension settlement income, partially offset by unrealized losses from non-operating investments. Other expense, net during the second quarter of fiscal 2024 was primarily driven by non-service cost components of net pension and post-retirement expense, partially offset by unrealized gains from non-operating investments.

For the first 28 weeks of fiscal 2025, other income, net was $33.6 million compared to other expense, net of $5.9 million for the first 28 weeks of fiscal 2024. Other income, net during the first 28 weeks of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, including $26.8 million of pension settlement income, partially offset by unrealized losses from non-operating investments. Other expense, net during the first 28 weeks of fiscal 2024 was primarily driven by unrealized losses from non-operating investments, partially offset by non-service cost components of net pension and post-retirement income.

Income Taxes

Income tax expense was $51.2 million during the second quarter of fiscal 2025, representing a 23.3% effective tax rate. Income tax expense was $41.0 million during the second quarter of fiscal 2024, representing a 22.0% effective tax rate.

Income tax expense was $126.2 million during the first 28 weeks of fiscal 2025, representing a 23.8% effective tax rate. Income tax expense was $110.2 million during the first 28 weeks of fiscal 2024, representing a 22.2% effective tax rate. The increase in the effective income tax rate was primarily driven by the reduction of a reserve for an uncertain tax position due to the settlement of a state audit in fiscal 2024.

Net Income and Adjusted Net Income

Net income was $168.5 million, or $0.30 per Class A common share, during the second quarter of fiscal 2025 compared to $145.5 million, or $0.25 per Class A common share, during the second quarter of fiscal 2024. Adjusted net income was $248.4 million, or $0.44 per Class A common share, during the second quarter of fiscal 2025 compared to $301.0 million, or $0.51 per Class A common share, during the second quarter of fiscal 2024.

Net income was $404.9 million, or $0.71 per Class A common share, during the first 28 weeks of fiscal 2025 compared to $386.2 million, or $0.66 per Class A common share, during the first 28 weeks of fiscal 2024. Adjusted net income was $567.3 million, or $0.98 per Class A common share, during the first 28 weeks of fiscal 2025 compared to $692.6 million, or $1.17 per Class A common share, during the first 28 weeks of fiscal 2024.

Adjusted EBITDA

For the second quarter of fiscal 2025, Adjusted EBITDA was $848.4 million, or 4.5% of Net sales and other revenue, compared to $900.6 million, or 4.9% of Net sales and other revenue, for the second quarter of fiscal 2024. For the first 28 weeks of fiscal 2025, Adjusted EBITDA was $1,959.4 million, or 4.5% of Net sales and other revenue, compared to $2,084.5 million, or 4.9% of Net sales and other revenue for the first 28 weeks of fiscal 2024.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Net income	$168.5	$145.5	$404.9	$386.2
Adjustments:
Business transformation (1)(b)	35.3	20.5	73.6	37.8
Equity-based compensation expense (b)	18.7	29.5	52.4	66.2
Loss (gain) on property dispositions and impairment losses, net	4.4	43.9	(27.5)	49.2
LIFO expense (a)	11.0	4.8	28.3	19.4
Merger-related costs (2)(b)	19.0	67.4	38.0	159.7
Certain legal and regulatory accruals and settlements, net (b)	8.4	8.7	11.0	(0.2)
Amortization of debt discount and deferred financing costs (c)	5.2	3.6	11.4	8.5
Amortization of intangible assets resulting from acquisitions (b)	11.1	11.1	25.9	25.8
Miscellaneous adjustments (3)(e)	(8.1)	13.8	(2.0)	32.8
Tax impact of adjustments to Adjusted net income	(25.1)	(47.8)	(48.7)	(92.8)
Adjusted net income	$248.4	$301.0	$567.3	$692.6
Tax impact of adjustments to Adjusted net income	25.1	47.8	48.7	92.8
Income tax expense	51.2	41.0	126.2	110.2
Amortization of debt discount and deferred financing costs (c)	(5.2)	(3.6)	(11.4)	(8.5)
Interest expense, net	105.3	103.6	247.1	249.3
Amortization of intangible assets resulting from acquisitions (b)	(11.1)	(11.1)	(25.9)	(25.8)
Depreciation and amortization (d)	434.7	421.9	1,007.4	973.9
Adjusted EBITDA	$848.4	$900.6	$1,959.4	$2,084.5

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Numerator:

Adjusted net income (4)	$248.4	$301.0	$567.3	$692.6

Denominator:

Weighted average Class A common shares outstanding - diluted	562.5	583.2	569.9	582.4
Restricted stock units (5)	7.8	8.0	8.1	8.2
Adjusted weighted average Class A common shares outstanding - diluted	570.3	591.2	578.0	590.6

Adjusted net income per Class A common share - diluted	$0.44	$0.51	$0.98	$1.17

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Net income per Class A common share - diluted	$0.30	$0.25	$0.71	$0.66
Non-GAAP adjustments (6)	0.14	0.27	0.28	0.53
Restricted stock units (5)	—	(0.01)	(0.01)	(0.02)
Adjusted net income per Class A common share - diluted	$0.44	$0.51	$0.98	$1.17

(1) Primarily includes costs associated with third-party consulting fees related to our Customers for Life strategy and costs related to employee terminations, as follows (see table below):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Third-party consulting fees	$20.8	$20.5	$54.1	$37.8
Employee termination and other related costs	14.5	—	19.5	—
Total Business transformation	$35.3	$20.5	$73.6	$37.8

(2) The 12 and 28 weeks ended September 6, 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The 12 and 28 weeks ended September 7, 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.

(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Closed stores and surplus properties	$12.5	$3.7	$18.0	$9.1
Pension settlement (income) loss	(26.8)	4.7	(26.8)	4.7
Net realized and unrealized loss (gain) on non-operating investments	0.6	(0.6)	1.9	2.6
Non-cash lease-related adjustments	1.8	0.9	1.8	1.9
Other (i)	3.8	5.1	3.1	14.5
Total miscellaneous adjustments	$(8.1)	$13.8	$(2.0)	$32.8
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Cost of sales	$45.2	$41.8	$109.3	$95.4
Selling and administrative expenses	389.5	380.1	898.1	878.5
Total Depreciation and amortization	$434.7	$421.9	$1,007.4	$973.9

(e) Miscellaneous adjustments:

	12 weeks ended		28 weeks ended
	September 6, 2025	September 7, 2024	September 6, 2025	September 7, 2024
Cost of sales	$0.2	$2.3	$(0.3)	$2.4
Selling and administrative expenses	17.7	12.1	23.3	23.6
Other (income) expense, net	(26.0)	(0.6)	(25.0)	6.8
Total Miscellaneous adjustments	$(8.1)	$13.8	$(2.0)	$32.8

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 6, 2025	September 7, 2024
Cash and cash equivalents and restricted cash at end of period	$275.0	$284.2
Cash flows provided by operating activities	1,282.0	1,374.1
Cash flows used in investing activities	(837.9)	(925.3)
Cash flows used in financing activities	(467.0)	(357.8)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,282.0 million for the first 28 weeks of fiscal 2025 compared to $1,374.1 million for the first 28 weeks of fiscal 2024. The decrease in cash flow from operating activities during the first 28 weeks of fiscal 2025 compared to the first 28 weeks of fiscal 2024 was primarily driven by a decrease in Adjusted EBITDA, changes in working capital, related to inventory and receivables, cash paid for insurance claims, increases in business transformation costs and contributions to our defined benefit pension plans, partially offset by lower Merger-related costs and cash paid for taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $837.9 million for the first 28 weeks of fiscal 2025 compared to $925.3 million for the first 28 weeks of fiscal 2024.

For the first 28 weeks of fiscal 2025, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $950.5 million, partially offset by proceeds from the sale of assets of $82.6 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2025 included the completion of 51 remodels, the opening of three new stores and continued investment in our digital and technology platforms. For the first 28 weeks of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $952.3 million, partially offset by proceeds from the sale of assets of $19.8 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2024 included the completion of 44 remodels, the opening of two new stores and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $467.0 million during the first 28 weeks of fiscal 2025 compared to $357.8 million during the first 28 weeks of fiscal 2024.

Net cash used in financing activities during the first 28 weeks of fiscal 2025 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $325.0 million of proceeds from the ABL Facility. We also had a $600.0 million issuance and subsequent $600.0 million redemption of senior unsecured notes (as further discussed below under the caption Debt Management). Net cash used in financing activities during the first 28 weeks of fiscal 2024 consisted primarily of the $200.0 million repayment of the ABL Facility, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Debt Management

As of September 6, 2025, we had $325.0 million borrowings outstanding under our ABL Facility and total availability of $3,663.6 million (net of letter of credit usage). On August 27, 2025, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to August 27, 2030. The new ABL Facility has an interest rate of term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a LOC sub-facility of $1,500.0 million.

On March 11, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) perform the Refinancing and (ii) pay fees and expenses related to the Refinancing and the issuance of the 2033 Notes.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $169.6 million ($0.30 per common share) and $139.0 million ($0.24 per common share) during the first 28 weeks of fiscal 2025 and first 28 weeks of fiscal 2024, respectively. On October 14, 2025, we announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on November 7, 2025 to stockholders of record as of the close of business on October 24, 2025.

Common Stock Repurchase Program

The Board has authorized a multi-year share repurchase program of up to $2.0 billion of our common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the first 28 weeks of fiscal 2025, we repurchased an aggregate of 25.7 million shares of common stock for a total of $550.1 million.

On October 14, 2025, subsequent to the end of the second quarter of fiscal 2025, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, National Association to repurchase $750 million of shares of our common stock. Also on October 14, 2025, we announced that the Board of Directors has authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion, inclusive of the ASR Agreement.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $6.5 billion to $7.0 billion. This includes $325.0 million related to the outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for incremental working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, operating leases, finance leases, quarterly dividends on Class A common stock and common stock repurchases, inclusive of the recently announced ASR Agreement. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

On December 11, 2024, the Board authorized a multi-year share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the second quarter of fiscal 2025, the Company repurchased an aggregate of 11.5 million shares of common stock for a total of $235.3 million pursuant to such share repurchase authorization.

Share repurchase activity during the second quarter of fiscal 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)
June 15, 2025 through July 12, 2025	3,325,010	$21.79	3,325,010	$1,532.5
July 13, 2025 through August 9, 2025	4,089,720	19.90	4,089,720	1,451.1
August 10, 2025 through September 6, 2025	4,083,736	19.38	4,083,736	1,372.0
Total	11,498,466	$20.26	11,498,466	$1,372.0
(1) Excludes excise tax on share repurchases in excess of issuances, which is included as part of the cost basis of the shares acquired.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the second quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

10.1 Fifth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of August 27, 2025, by and among Albertsons Companies, Inc., certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 27, 2025)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	October 14, 2025	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 14, 2025	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)