Form 10-Q
period 2025-11-29
Albertsons Companies, Inc.
filed 2026-01-07
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 2, 2026, the registrant had 513,913,121 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	November 29, 2025	February 22, 2025
ASSETS
Current assets
Cash and cash equivalents	$195.1	$293.6
Receivables, net	1,018.9	834.8
Inventories, net	5,496.7	4,989.0
Other current assets	386.1	441.6
Total current assets	7,096.8	6,559.0

Property and equipment, net	9,778.9	9,811.0
Operating lease right-of-use assets	6,103.8	6,153.4
Intangible assets, net	2,212.3	2,318.0
Goodwill	1,201.0	1,201.0
Other assets	700.5	713.3
TOTAL ASSETS	$27,093.3	$26,755.7

LIABILITIES
Current liabilities
Accounts payable	$4,037.7	$4,092.7
Accrued salaries and wages	1,294.0	1,345.2
Current maturities of long-term debt and finance lease obligations	595.7	57.6
Current operating lease obligations	739.9	705.5
Other current liabilities	1,148.0	1,050.0
Total current liabilities	7,815.3	7,251.0

Long-term debt and finance lease obligations	8,417.0	7,762.5
Long-term operating lease obligations	5,679.1	5,657.2
Deferred income taxes	820.6	824.1
Other long-term liabilities	1,859.5	1,875.0

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 600,523,680 and 597,964,926 shares issued as of November 29, 2025 and February 22, 2025, respectively	6.0	6.0
Additional paid-in capital	2,079.1	2,184.0
Treasury stock, at cost, 86,611,700 and 22,522,934 shares held as of November 29, 2025 and February 22, 2025, respectively	(1,598.3)	(386.7)
Accumulated other comprehensive income	78.9	94.7
Retained earnings	1,936.1	1,487.9
Total stockholders' equity	2,501.8	3,385.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,093.3	$26,755.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales and other revenue	$19,123.7	$18,774.5	$62,920.3	$61,591.4
Cost of sales	13,874.9	13,528.1	45,826.6	44,484.8
Gross margin	5,248.8	5,246.4	17,093.7	17,106.6

Selling and administrative expenses	4,760.3	4,717.7	15,888.1	15,777.1
(Gain) loss on property dispositions and impairment losses, net	(1.2)	10.2	(28.7)	59.4
Operating income	489.7	518.5	1,234.3	1,270.1

Interest expense, net	116.0	109.0	363.1	358.3
Other (income) expense, net	(4.0)	(5.6)	(37.6)	0.3
Income before income taxes	377.7	415.1	908.8	911.5

Income tax expense	84.4	14.5	210.6	124.7
Net income	$293.3	$400.6	$698.2	$786.8

Other comprehensive income (loss), net of tax
Recognition of pension (loss) gain	(0.5)	(0.8)	(14.6)	1.1
Other	(2.8)	(0.9)	(1.2)	1.8
Other comprehensive (loss) income	$(3.3)	$(1.7)	$(15.8)	$2.9

Comprehensive income	$290.0	$398.9	$682.4	$789.7

Net income per Class A common share
Basic net income per Class A common share	$0.55	$0.69	$1.25	$1.36
Diluted net income per Class A common share	0.55	0.69	1.25	1.35

Weighted average Class A common shares outstanding
Basic	531.9	580.2	556.7	579.7
Diluted	534.7	584.1	559.4	582.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	November 29, 2025	November 30, 2024
Cash flows from operating activities:
Net income	$698.2	$786.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(28.7)	59.4
Depreciation and amortization	1,439.6	1,396.9
Operating lease right-of-use assets amortization	539.9	522.0
LIFO expense	41.5	22.9
Deferred income tax	(0.4)	(182.9)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(76.6)	(70.7)
Deferred financing costs	15.3	12.4
Equity-based compensation expense	73.6	87.9
Other operating activities	15.5	12.8
Changes in operating assets and liabilities:
Receivables, net	(182.7)	(205.1)
Inventories, net	(549.2)	(214.9)
Accounts payable, accrued salaries and wages and other accrued liabilities	80.6	(77.6)
Operating lease liabilities	(443.0)	(435.1)
Self-insurance assets and liabilities	7.4	35.4
Other operating assets and liabilities	18.6	171.9
Net cash provided by operating activities	1,649.6	1,922.1

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,412.8)	(1,446.7)
Proceeds from sale of assets	85.2	24.1
Other investing activities	42.2	6.1
Net cash used in investing activities	(1,285.4)	(1,416.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	2,585.0	50.0
Payments on long-term borrowings, including ABL facility	(1,350.4)	(250.7)
Payments of obligations under finance leases	(33.1)	(41.1)
Payments for debt financing costs	(33.9)	—
Dividends paid on common stock	(246.7)	(208.5)
Treasury stock purchase, at cost	(1,199.7)	—
Unsettled accelerated share repurchase agreement	(150.0)	—
Employee tax withholding on vesting of restricted stock units	(32.4)	(42.0)
Net cash used in financing activities	(461.2)	(492.3)

Net (decrease) increase in cash and cash equivalents and restricted cash	(97.0)	13.3
Cash and cash equivalents and restricted cash at beginning of period	297.9	193.2
Cash and cash equivalents and restricted cash at end of period	$200.9	$206.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 22, 2025	597,964,926	$6.0	$2,184.0	22,522,934	$(386.7)	$94.7	$1,487.9	$3,385.9
Equity-based compensation	—	—	34.3	—	—	—	—	34.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,482,898	—	(31.4)	—	—	—	—	(31.4)
Repurchase of common stock	—	—	—	14,249,535	(314.8)	—	—	(314.8)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	—	—	—	236.4	236.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.4)	—	(0.4)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of June 14, 2025	600,447,824	$6.0	$2,188.0	36,772,469	$(701.5)	$94.3	$1,637.5	$3,224.3
Equity-based compensation	—	—	18.7	—	—	—	—	18.7
Shares issued and employee tax withholding on vesting of restricted stock units	35,318	—	(0.6)	—	—	—	—	(0.6)
Repurchase of common stock	—	—	—	11,498,466	(235.3)	—	—	(235.3)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(83.9)	(83.9)
Net income	—	—	—	—	—	—	168.5	168.5
Other comprehensive loss, net of tax	—	—	—	—	—	(12.1)	—	(12.1)
Other activity	—	—	1.0	—	—	—	(1.1)	(0.1)
Balance as of September 6, 2025	600,483,142	$6.0	$2,207.1	48,270,935	$(936.8)	$82.2	$1,721.0	$3,079.5
Equity-based compensation	—	—	21.2	—	—	—	—	21.2
Shares issued and employee tax withholding on vesting of restricted stock units	40,538	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock	—	—	(150.0)	38,340,765	(661.5)	—	—	(811.5)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(77.1)	(77.1)
Net income	—	—	—	—	—	—	293.3	293.3
Other comprehensive loss, net of tax	—	—	—	—	—	(3.3)	—	(3.3)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of November 29, 2025	600,523,680	$6.0	$2,079.1	86,611,700	$(1,598.3)	$78.9	$1,936.1	$2,501.8

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 22, 2025 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2025, filed with the Securities and Exchange Commission (the "SEC") on April 21, 2025. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 40 weeks ended November 29, 2025 and November 30, 2024.

Significant Accounting Policies

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $5.8 million and $4.3 million of restricted cash as of November 29, 2025 and February 22, 2025, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $13.2 million and $3.5 million for the 12 weeks ended November 29, 2025 and November 30, 2024, respectively, and $41.5 million and $22.9 million for the 40 weeks ended November 29, 2025 and November 30, 2024, respectively.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock. As of November 29, 2025 and February 22, 2025, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Common stock repurchase program: On October 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, National Association ("JPMorgan") to repurchase $750 million of shares of the Company's common stock. The ASR Agreement was funded with $750.0 million of borrowings under the ABL Facility. Also on October 14, 2025, the Company announced that the Board of Directors has authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion, inclusive of the ASR Agreement. Pursuant to the ASR Agreement, on October 15, 2025, the Company paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the ASR Agreement. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is expected to occur in the first calendar quarter of 2026. The number of shares to be delivered upon final settlement will be based on the average of the volume-weighted average share price of the Company's common stock on specified dates during the term of the ASR

Agreement, less a discount. During the 40 weeks ended November 29, 2025, the Company repurchased an aggregate of 64.1 million shares of common stock for a total of $1,211.6 million, inclusive of the $600.0 million of shares initially delivered under the ASR Agreement.

Income taxes: Income tax expense was $84.4 million for the 12 weeks ended November 29, 2025, representing a 22.3% effective tax rate. The Company's effective tax rate for the 12 weeks ended November 29, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits. Income tax expense was $14.5 million for the 12 weeks ended November 30, 2024, representing a 3.5% effective tax rate. The Company's effective tax rate for the 12 weeks ended November 30, 2024 differs from the federal income tax statutory rate of 21% primarily due to the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits.

Income tax expense was $210.6 million for the 40 weeks ended November 29, 2025, representing a 23.2% effective tax rate. The Company's effective tax rate for the 40 weeks ended November 29, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits. Income tax expense was $124.7 million for the 40 weeks ended November 30, 2024, representing a 13.7% effective tax rate. The Company's effective tax rate for the 40 weeks ended November 30, 2024 differs from the federal income tax statutory rate of 21% primarily due to the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits.

On July 4, 2025, the President signed into law An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (the "Act"), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The Company has reflected the impact of the enacted provisions in its financial statements, which were determined to be immaterial. While further evaluation is ongoing, the Act is not expected to have a material impact on the Company's financial position or results of operations.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $600.7 million and $464.1 million as of November 29, 2025 and February 22, 2025, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of November 29, 2025 and February 22, 2025. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $131.9 million and $119.9 million as of November 29, 2025 and February 22, 2025, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	November 29, 2025		November 30, 2024		November 29, 2025		November 30, 2024
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,210.5	48.2%	$9,299.9	49.5%	$30,572.7	48.6%	$30,618.9	49.7%
Fresh (3)	5,719.2	29.9	5,735.2	30.5	19,652.6	31.2	19,557.5	31.8
Pharmacy	3,036.2	15.9	2,581.9	13.8	8,728.0	13.9	7,336.7	11.9
Fuel	852.7	4.4	885.2	4.7	2,993.9	4.8	3,157.4	5.1
Other (4)	305.1	1.6	272.3	1.5	973.1	1.5	920.9	1.5
Net sales and other revenue	$19,123.7	100.0%	$18,774.5	100.0%	$62,920.3	100.0%	$61,591.4	100.0%
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

Recently issued accounting standards: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of this ASU to have a material effect on its Consolidated Financial Statements and related disclosures.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of November 29, 2025 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$13.6	$7.7	$5.9	$—
Non-current investments (2)	115.3	8.3	107.0	—
Derivative contracts (3)	1.0	—	1.0	—
Total	$129.9	$16.0	$113.9	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of November 29, 2025, the fair value of total debt was $8,699.4 million compared to the carrying value of $8,687.0 million, excluding debt discounts and deferred financing costs. As of February 22, 2025, the fair value of total debt was $7,312.1 million compared to the carrying value of $7,452.4 million, excluding debt discounts and deferred financing costs.
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

During the 12 weeks ended November 29, 2025, the Company recorded no impairment losses. During the 40 weeks ended November 29, 2025, the Company recorded retail store impairment losses of $8.4 million. During the 12 weeks ended November 30, 2024, the Company recorded retail store impairment losses of $6.0 million. During the 40 weeks ended November 30, 2024, the Company recorded impairment losses of $39.8 million, primarily related to equipment from the closing of our micro-fulfillment centers, and $19.5 million of retail store impairment losses. The impairment losses are included as a component of (Gain) loss on property dispositions and impairment losses, net.

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of November 29, 2025 and February 22, 2025, net of unamortized debt discounts of $24.8 million and $28.6 million, respectively, and deferred financing costs of $42.9 million and $31.6 million, respectively, consisted of the following (in millions):

	November 29, 2025	February 22, 2025
Senior Unsecured Notes due 2027 to 2034, interest rate range of 3.50% to 6.50%	$7,255.6	$6,517.0
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	488.1	484.6
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.4	375.9
ABL Facility	485.0	—
Other financing obligations	14.2	14.7
Finance lease obligations	393.4	427.9
Total debt	9,012.7	7,820.1
Less current maturities	(595.7)	(57.6)
Long-term portion	$8,417.0	$7,762.5

ABL Facility

As of November 29, 2025, there was $485.0 million outstanding under the asset-based loan facility (the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $10.2 million. As of February 22, 2025, there were no amounts outstanding under the ABL Facility and LOC issued under the LOC sub-facility were $27.4 million.

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

Senior Unsecured Notes

On March 11, 2025, the Company and certain of its subsidiaries (the "Subsidiary Co-Issuers") completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of the Company's existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of the Company's 7.500% senior unsecured notes due March 15, 2026 (the "March Refinancing") and (ii) pay fees and expenses related to the March Refinancing and the issuance of the 2033 Notes.

On November 10, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $700.0 million in aggregate principal amount of 5.500% senior unsecured notes due March 31, 2031 (the "2031 Notes") and $800.0 million in aggregate principal amount of 5.750% senior unsecured notes due March 31, 2034 (the "2034 Notes" and together with the 2031 Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by all of the Company's existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, with the first payment commencing on May 15, 2026. Proceeds from the Notes were used to (i) redeem in full the $750.0 million outstanding of the Company's 3.250% senior unsecured notes due March 15, 2026 (the "November Refinancing"); (ii) repay a portion of the borrowings under the ABL Facility; and (iii) pay fees and expenses related to the November Refinancing and the issuance of the Notes.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Estimated return on plan assets	$(14.4)	$(20.9)	$—	$—
Service cost	3.6	3.8	—	—
Interest cost	12.1	19.1	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.5)	(1.0)	(0.2)	(0.1)
Expense (income), net	$0.9	$1.1	$(0.1)	$—

	40 weeks ended
	Pension		Other post-retirement benefits
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Estimated return on plan assets	$(63.9)	$(70.1)	$—	$—
Service cost	12.3	12.8	—	—
Interest cost	54.4	64.3	0.4	0.4
Amortization of prior service cost	0.3	0.3	—	—
Amortization of net actuarial gain	(2.1)	(3.0)	(0.6)	(0.5)
Settlement (income) loss	(26.8)	4.7	—	—
(Income) expense, net	$(25.8)	$9.0	$(0.2)	$(0.1)

The Company contributed $4.7 million and $50.6 million to its defined pension plans and post-retirement benefit plans during the 12 and 40 weeks ended November 29, 2025, respectively. For the 12 and 40 weeks ended November 30, 2024, the Company contributed $42.5 million and $79.6 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $7.6 million to these plans for the remainder of fiscal 2025.

During the second quarter of fiscal 2025, the Company purchased a group annuity policy and transferred $290.0 million of pension plan assets to an insurance company, thereby reducing the Company's defined benefit pension obligations by $295.0 million. As a result of the annuity purchase, the Company recorded a settlement gain of $26.8 million during the second quarter of fiscal 2025.

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

On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. On April 26, 2024, the District Court denied the motion for reconsideration of partial summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. On September 30, 2024, the District Court denied both parties' motions for summary judgment on scienter and granted relators' motion for summary judgment on materiality. On November 18, 2024, the District Court denied a motion by the Company to reconsider the materiality ruling or certify that ruling for an interlocutory appeal. The Schutte trial began on February 10, 2025. On March 4, 2025, the Company prevailed at trial and the District Court entered judgment in favor of the Company on March 12, 2025. On April 1, 2025, the relators filed a motion to amend the judgment and grant a new trial on damages. On October 31, 2025, the Court denied this motion, and the relators have appealed the denial of the motion.

The Company requested a stay in Proctor while Schutte is on appeal. In response, the Court vacated all dates in Proctor and ordered the parties to attend a settlement conference.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended November 29, 2025
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income (loss) before reclassifications	8.3	9.6	(1.3)
Amounts reclassified from accumulated other comprehensive income (1)	(29.2)	(29.2)	—
Tax benefit	5.1	5.0	0.1
Current-period other comprehensive loss, net of tax	(15.8)	(14.6)	(1.2)
Ending AOCI balance	$78.9	$77.8	$1.1

	40 weeks ended November 30, 2024
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	2.4	—	2.4
Amounts reclassified from accumulated other comprehensive income (1)	1.5	1.5	—
Tax expense	(1.0)	(0.4)	(0.6)
Current-period other comprehensive income, net of tax	2.9	1.1	1.8
Ending AOCI balance	$90.9	$88.6	$2.3
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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Retail segment sales	$18,926.9	$18,595.0	$62,300.2	$61,002.0
Other revenue (1)	196.8	179.5	620.1	589.4
Net sales and other revenue	$19,123.7	$18,774.5	$62,920.3	$61,591.4

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	13,485.0	13,215.7	44,500.9	43,379.7
Employee costs (2)	2,759.5	2,690.6	9,166.4	8,956.2
Other segment expenses (3)	1,574.8	1,523.4	5,251.2	5,105.1
Retail segment EBITDA	$1,107.6	$1,165.3	$3,381.7	$3,561.0

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(68.9)	(100.2)	(383.6)	(411.4)
Depreciation and amortization	(432.2)	(423.0)	(1,439.6)	(1,396.9)
Interest expense, net	(116.0)	(109.0)	(363.1)	(358.3)
Business transformation (5)	(35.6)	(15.0)	(109.2)	(52.8)
Equity-based compensation expense	(21.2)	(21.7)	(73.6)	(87.9)
Gain (loss) on property dispositions and impairment losses, net	1.2	(10.2)	28.7	(59.4)
LIFO expense	(13.2)	(3.5)	(41.5)	(22.9)
Merger-related costs (6)	(23.1)	(61.1)	(61.1)	(220.8)
Certain legal and regulatory accruals and settlements, net	(2.9)	(2.2)	(13.9)	(2.0)
Miscellaneous adjustments (7)	(18.0)	(4.3)	(16.0)	(37.1)
Income before income taxes	$377.7	$415.1	$908.8	$911.5
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
(6) The 12 and 40 weeks ended November 29, 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The 12 and 40 weeks ended November 30, 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.
(7) Primarily includes pension settlement gains and losses, adjustments for closed stores and surplus properties, net realized and unrealized gains and losses related to non-operating investments, non-cash rent expense, gains and losses on energy hedges and other items not allocated to the segment.

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net income	$293.3	$400.6	$698.2	$786.8

Weighted average Class A common shares outstanding - Basic (1)	531.9	580.2	556.7	579.7
Dilutive effect of restricted stock units and awards	2.8	3.9	2.7	3.2
Weighted average Class A common shares outstanding - Diluted (2)	534.7	584.1	559.4	582.9

Basic net income per Class A common share	$0.55	$0.69	$1.25	$1.36
Diluted net income per Class A common share	$0.55	$0.69	$1.25	$1.35
(1) The number of Class A common shares remaining to be issued for the 12 and 40 weeks ended November 29, 2025 and November 30, 2024 were not material.
(2) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for the 12 and 40 weeks ended November 29, 2025 and November 30, 2024 were not material.

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
•our ability to succeed in a competitive environment;
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
•failure to achieve productivity initiatives, including those related to artificial intelligence, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
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

THIRD QUARTER OF FISCAL 2025 OVERVIEW

We are one of the largest food retailers in the United States, with 2,243 stores across 35 states and the District of Columbia as of November 29, 2025. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 280,000 talented and dedicated employees, as of November 29, 2025, who serve on average 36.4 million customers each week. Additionally, as of November 29, 2025, we operated 1,708 pharmacies, 1,241 in-store branded coffee shops, 404 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During the third quarter of fiscal 2025, we continued to execute on our Customers for Life strategy, which is centered around driving customer growth and engagement through digital connection, expanding our Media Collective, enhancing the customer value proposition, modernizing capabilities through technology and driving transformational productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. This integrated ecosystem is accelerating our ability to innovate, optimize marketing spend, and unlock new revenue streams.

Identical sales, excluding fuel, increased 2.4% during the third quarter of fiscal 2025. Our digital investments are driving engagement, customer acquisition and retention. During the third quarter of fiscal 2025, digital sales, which include Drive Up & Go curbside pickup and home delivery, increased 21% compared to the third quarter of fiscal 2024. In loyalty, membership grew 12% to 49.8 million in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, while program enhancements and simplification continue to fuel deeper engagement. Most recently, we again extended the value of our loyalty platform beyond grocery with the launch of a new offering with Uber One, offering members exclusive benefits and savings.

In our customer value proposition, we continued to invest in value through loyalty enhancements, personalized promotions, and selective price investments in key categories. These actions, in addition to partnering with vendors and Own Brands innovation, are driving engagement and value creation. We also continue to carefully manage cost inflation to help stretch customers' wallets.

Technology remains central to our long-term growth strategy, and this technology-first approach is enabling us to innovate faster, operate more efficiently and deliver greater value at lower cost. Our modern, cloud-native platform continues to power key operations across eCommerce, stores, pharmacy, supply chain, merchandising and Media Collective operations, and is positioning us to rapidly scale AI to enhance our core business functions and unlock new levels of speed, intelligence and personalization. In our integrated mobile app, AskAI delivers a conversational search experience for cross-category discovery and personalized recommendations, and we recently launched innovations like autonomous shopping assistants.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,413 million for the first 40 weeks of fiscal 2025, primarily including the completion of 74 remodels, the opening of five new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during the first 40 weeks of fiscal 2025 included $246.7 million of common stock dividends ($0.45 per common share) and the investment of $1,361.6 million for the repurchase of common stock, inclusive of the $750.0 million ASR Agreement.

Third quarter of fiscal 2025 highlights

In summary, our financial and operating highlights for the third quarter of fiscal 2025 include:
•Identical sales increased 2.4%
•Digital sales increased 21%
•Loyalty members increased 12% to 49.8 million
•Net income of $293 million, or $0.55 per Class A common share
•Adjusted net income of $390 million, or $0.72 per Class A common share
•Adjusted EBITDA of $1,039 million

Stores

The following table shows stores operating, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Stores, beginning of period	2,257	2,267	2,270	2,269
Opened	2	7	5	9
Closed	(16)	(1)	(32)	(5)
Stores, end of period	2,243	2,273	2,243	2,273
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Less than 30,000	208	214	9.3%	9.4%	4.7	4.9
30,000 to 50,000	764	779	34.0%	34.3%	32.1	32.7
More than 50,000	1,271	1,280	56.7%	56.3%	75.1	75.6
Total stores	2,243	2,273	100.0%	100.0%	111.9	113.2
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Third Quarter of Fiscal 2025 and the First 40 weeks of Fiscal 2025 to the Third Quarter of Fiscal 2024 and the First 40 weeks of Fiscal 2024.

The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2025 ("third quarter of fiscal 2025" and "first 40 weeks of fiscal 2025") and 12 and 40 weeks ended November 30, 2024 ("third quarter of fiscal 2024" and "first 40 weeks of fiscal 2024") (dollars in millions, except per share data).

	12 weeks ended
	November 29, 2025	% of Sales	November 30, 2024	% of Sales
Net sales and other revenue	$19,123.7	100.0%	$18,774.5	100.0%
Cost of sales	13,874.9	72.6	13,528.1	72.1
Gross margin	5,248.8	27.4	5,246.4	27.9
Selling and administrative expenses	4,760.3	24.9	4,717.7	25.1
(Gain) loss on property dispositions and impairment losses, net	(1.2)	—	10.2	—
Operating income	489.7	2.5	518.5	2.8
Interest expense, net	116.0	0.6	109.0	0.6
Other income, net	(4.0)	—	(5.6)	—
Income before income taxes	377.7	1.9	415.1	2.2
Income tax expense	84.4	0.4	14.5	0.1
Net income	$293.3	1.5%	$400.6	2.1%

Basic net income per Class A common share	$0.55		$0.69
Diluted net income per Class A common share	0.55		0.69

	40 weeks ended
	November 29, 2025	% of Sales	November 30, 2024	% of Sales
Net sales and other revenue	$62,920.3	100.0%	$61,591.4	100.0%
Cost of sales	45,826.6	72.8	44,484.8	72.2
Gross margin	17,093.7	27.2	17,106.6	27.8
Selling and administrative expenses	15,888.1	25.3	15,777.1	25.6
(Gain) loss on property dispositions and impairment losses, net	(28.7)	—	59.4	0.1
Operating income	1,234.3	1.9	1,270.1	2.1
Interest expense, net	363.1	0.6	358.3	0.6
Other (income) expense, net	(37.6)	(0.1)	0.3	—
Income before income taxes	908.8	1.4	911.5	1.5
Income tax expense	210.6	0.3	124.7	0.2
Net income	$698.2	1.1%	$786.8	1.3%

Basic net income per Class A common share	$1.25		$1.36
Diluted net income per Class A common share	1.25		1.35

Net Sales and Other Revenue
Net sales and other revenue increased 1.9% to $19,123.7 million for the third quarter of fiscal 2025 from $18,774.5 million for the third quarter of fiscal 2024. The increase in Net sales and other revenue was primarily driven by a 2.4% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. We also continued to grow our digital sales during the third quarter of fiscal 2025. These increases in Net sales and other revenue were partially offset by a net reduction in sales driven by store closures since the third quarter of fiscal 2024 and lower fuel sales.
Net sales and other revenue increased 2.2% to $62,920.3 million for the first 40 weeks of fiscal 2025 from $61,591.4 million for the first 40 weeks of fiscal 2024. The increase in Net sales and other revenue was primarily driven by a 2.5% increase in identical sales, with strong growth in pharmacy sales being the primary driver of the identical sales increase. We also continued to grow our digital sales during the first 40 weeks of fiscal 2025. These increases in Net sales and other revenue were partially offset by lower fuel sales.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 40 weeks ended November 29, 2025 and the 12 and 40 weeks ended November 30, 2024, respectively, were:

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Identical sales, excluding fuel	2.4%	2.0%	2.5%	1.9%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				40 weeks ended
	November 29, 2025		November 30, 2024		November 29, 2025		November 30, 2024
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,210.5	48.2%	$9,299.9	49.5%	$30,572.7	48.6%	$30,618.9	49.7%
Fresh (3)	5,719.2	29.9	5,735.2	30.5	19,652.6	31.2	19,557.5	31.8
Pharmacy	3,036.2	15.9	2,581.9	13.8	8,728.0	13.9	7,336.7	11.9
Fuel	852.7	4.4	885.2	4.7	2,993.9	4.8	3,157.4	5.1
Other (4)	305.1	1.6	272.3	1.5	973.1	1.5	920.9	1.5
Net sales and other revenue	$19,123.7	100.0%	$18,774.5	100.0%	$62,920.3	100.0%	$61,591.4	100.0%
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

Gross Margin

Gross margin rate decreased to 27.4% during the third quarter of fiscal 2025 compared to 27.9% during the third quarter of fiscal 2024. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 55 basis points compared to the third quarter of fiscal 2024. This decrease in gross margin rate was driven by increases in delivery and handling costs related to the continued growth in our digital sales, and strong growth in pharmacy sales, which carries an overall lower gross margin rate. We also continue to make incremental investments in our customer value proposition which were funded by the benefits from our productivity initiatives.

Gross margin rate decreased to 27.2% during the first 40 weeks of fiscal 2025 compared to 27.8% during the first 40 weeks of fiscal 2024. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 69 basis points compared to the first 40 weeks of fiscal 2024. This decrease in gross margin rate was driven by strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in delivery and handling costs related to the continued growth in our digital sales. We also continue to make incremental investments in our customer value proposition which were funded by the benefits from our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 24.9% of Net sales and other revenue during the third quarter of fiscal 2025 compared to 25.1% during the third quarter of fiscal 2024. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 33 basis points compared to the third quarter of fiscal 2024. This decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to the sales leveraging of employee costs and lower merger-related costs, partially offset by an increase in business transformation costs. The benefits from our productivity initiatives continue to partially offset increasing wage rates and other inflationary pressures on our operating expenses.

Selling and administrative expenses decreased to 25.3% of Net sales and other revenue during the first 40 weeks of fiscal 2025 compared to 25.6% of Net sales and other revenue for the first 40 weeks of fiscal 2024. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 50 basis points compared to the first 40 weeks of fiscal 2024. This decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to lower Merger-related costs and the sales leveraging of employee costs, partially offset by an increase in business transformation costs. The benefits from our productivity initiatives continue to partially offset increasing wage rates and other inflationary pressures on our operating expenses.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For the third quarter of fiscal 2025, net gain on property dispositions and impairment losses was $1.2 million, primarily driven by $1.3 million of net gains primarily from the sale of real estate assets. For the third quarter of fiscal 2024, net loss on property dispositions and impairment losses was $10.2 million, primarily driven by $6.0 million of retail store impairment losses and $4.2 million of net losses from the sale of real estate assets and equipment disposals.

For the first 40 weeks of fiscal 2025, net gain on property dispositions and impairment losses was $28.7 million, primarily driven by $48.8 million of net gains primarily from the sale of real estate assets, partially offset by $11.7 million from the impairment and disposal of certain technology assets and $8.4 million of retail store impairment losses. For the first 40 weeks of fiscal 2024, net loss on property dispositions and impairment losses was $59.4 million, primarily driven by $62.7 million of asset impairments including impairment losses of $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers, $19.5 million of retail store impairment losses and $3.5 million related to certain technology assets, partially offset by $3.3 million of net gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $116.0 million during the third quarter of fiscal 2025 compared to $109.0 million during the third quarter of fiscal 2024. The increase in Interest expense, net was primarily attributable to higher average outstanding borrowings. The weighted average interest rate during the third quarter of fiscal 2025 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.6% during the third quarter of fiscal 2024.

Interest expense, net was $363.1 million during the first 40 weeks of fiscal 2025 compared to $358.3 million during the first 40 weeks of fiscal 2024. The increase in Interest expense, net was primarily attributable to higher average outstanding borrowings. The weighted average interest rate during the first 40 weeks of fiscal 2025 was 5.5%, excluding amortization and write-off of deferred financing costs and original issue discount, compared to 5.6% during the first 40 weeks of fiscal 2024.

Other (Income) Expense, Net

For the third quarter of fiscal 2025, other income, net was $4.0 million compared to $5.6 million for the third quarter of fiscal 2024. Other income, net during the third quarter of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income and realized gains from non-operating investments, partially offset by unrealized losses from non-operating investments. Other income, net during the third quarter of fiscal 2024 was primarily driven by unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement expense.

For the first 40 weeks of fiscal 2025, other income, net was $37.6 million compared to other expense, net of $0.3 million for the first 40 weeks of fiscal 2024. Other income, net during the first 40 weeks of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, including $26.8 million of pension settlement income, and realized gains from non-operating investments, partially offset by unrealized losses from non-operating investments. Other expense, net during the first 40 weeks of fiscal 2024 was primarily driven by non-service cost components of net pension and post-retirement expense and unrealized gains and losses from non-operating investments.

Income Taxes

Income tax expense was $84.4 million during the third quarter of fiscal 2025, representing a 22.3% effective tax rate. Income tax expense was $14.5 million during the third quarter of fiscal 2024, representing a 3.5% effective tax rate. The increase in the effective income tax rate was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits during the third quarter of fiscal 2024.

Income tax expense was $210.6 million during the first 40 weeks of fiscal 2025, representing a 23.2% effective tax rate. Income tax expense was $124.7 million during the first 40 weeks of fiscal 2024, representing a 13.7% effective tax rate. The increase in the effective income tax rate was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits during the third quarter of fiscal 2024.

Net Income and Adjusted Net Income

Net income was $293.3 million, or $0.55 per Class A common share, during the third quarter of fiscal 2025 compared to $400.6 million, or $0.69 per Class A common share, during the third quarter of fiscal 2024. The third quarter of fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits. Adjusted net income was $390.3 million, or $0.72 per Class A common share, during the third quarter of fiscal 2025 compared to $420.3 million, or $0.71 per Class A common share, during the third quarter of fiscal 2024.

Net income was $698.2 million, or $1.25 per Class A common share, during the first 40 weeks of fiscal 2025 compared to $786.8 million, or $1.35 per Class A common share, during the first 40 weeks of fiscal 2024. The first 40 weeks of fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits. Adjusted net income was $957.6 million, or $1.69 per Class A common share, during the first 40 weeks of fiscal 2025 compared to $1,112.9 million, or $1.88 per Class A common share, during the first 40 weeks of fiscal 2024.

Adjusted EBITDA

For the third quarter of fiscal 2025, Adjusted EBITDA was $1,038.7 million, or 5.4% of Net sales and other revenue, compared to $1,065.1 million, or 5.7% of Net sales and other revenue, for the third quarter of fiscal 2024. For the first 40 weeks of fiscal 2025, Adjusted EBITDA was $2,998.1 million, or 4.8% of Net sales and other revenue, compared to $3,149.6 million, or 5.1% of Net sales and other revenue for the first 40 weeks of fiscal 2024.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net income	$293.3	$400.6	$698.2	$786.8
Adjustments:
Business transformation (1)(b)	35.6	15.0	109.2	52.8
Equity-based compensation expense (b)	21.2	21.7	73.6	87.9
(Gain) loss on property dispositions and impairment losses, net	(1.2)	10.2	(28.7)	59.4
LIFO expense (a)	13.2	3.5	41.5	22.9
Merger-related costs (2)(b)	23.1	61.1	61.1	220.8
Certain legal and regulatory accruals and settlements, net (b)	2.9	2.2	13.9	2.0
Amortization of debt discount and deferred financing costs (c)	3.8	3.8	15.2	12.3
Amortization of intangible assets resulting from acquisitions (b)	11.2	11.1	37.1	36.9
Miscellaneous adjustments (3)(e)	18.0	4.3	16.0	37.1
State income tax benefits related to the settlement of audits	—	(81.0)	—	(81.0)
Tax impact of adjustments to Adjusted net income	(30.8)	(32.2)	(79.5)	(125.0)
Adjusted net income	$390.3	$420.3	$957.6	$1,112.9
Tax impact of adjustments to Adjusted net income	30.8	32.2	79.5	125.0
State income tax benefits related to the settlement of audits	—	81.0	—	81.0
Income tax expense	84.4	14.5	210.6	124.7
Amortization of debt discount and deferred financing costs (c)	(3.8)	(3.8)	(15.2)	(12.3)
Interest expense, net	116.0	109.0	363.1	358.3
Amortization of intangible assets resulting from acquisitions (b)	(11.2)	(11.1)	(37.1)	(36.9)
Depreciation and amortization (d)	432.2	423.0	1,439.6	1,396.9
Adjusted EBITDA	$1,038.7	$1,065.1	$2,998.1	$3,149.6

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Numerator:

Adjusted net income (4)	$390.3	$420.3	$957.6	$1,112.9

Denominator:

Weighted average Class A common shares outstanding - diluted	534.7	584.1	559.4	582.9
Restricted stock units (5)	7.6	7.4	7.9	8.0
Adjusted weighted average Class A common shares outstanding - diluted	542.3	591.5	567.3	590.9

Adjusted net income per Class A common share - diluted	$0.72	$0.71	$1.69	$1.88

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net income per Class A common share - diluted	$0.55	$0.69	$1.25	$1.35
Non-GAAP adjustments (6)	0.18	0.03	0.46	0.56
Restricted stock units (5)	(0.01)	(0.01)	(0.02)	(0.03)
Adjusted net income per Class A common share - diluted	$0.72	$0.71	$1.69	$1.88

(1) Primarily includes costs associated with third-party consulting fees related to our Customers for Life strategy and costs related to employee terminations, as follows (see table below):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Third-party consulting fees	$25.5	$15.0	$79.6	$52.8
Employee termination and other related costs	10.1	—	29.6	—
Total Business transformation	$35.6	$15.0	$109.2	$52.8

(2) The 12 and 40 weeks ended November 29, 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. The 12 and 40 weeks ended November 30, 2024 primarily includes third-party legal and advisor fees and retention program expense related to the Merger.

(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Closed stores and surplus properties	$17.0	$3.2	$35.0	$12.3
Pension settlement (income) loss	—	—	(26.8)	4.7
Net realized and unrealized gain on non-operating investments	(2.0)	(5.5)	(0.1)	(2.9)
Non-cash lease-related adjustments	2.9	1.5	4.7	3.4
Other (i)	0.1	5.1	3.2	19.6
Total miscellaneous adjustments	$18.0	$4.3	$16.0	$37.1
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Cost of sales	$46.4	$41.3	$155.7	$136.7
Selling and administrative expenses	385.8	381.7	1,283.9	1,260.2
Total Depreciation and amortization	$432.2	$423.0	$1,439.6	$1,396.9

(e) Miscellaneous adjustments:

	12 weeks ended		40 weeks ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Cost of sales	$(0.2)	$(0.4)	$(0.5)	$2.0
Selling and administrative expenses	19.2	8.1	42.5	31.7
Other (income) expense, net	(1.0)	(3.4)	(26.0)	3.4
Total Miscellaneous adjustments	$18.0	$4.3	$16.0	$37.1

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	40 weeks ended
	November 29, 2025	November 30, 2024
Cash and cash equivalents and restricted cash at end of period	$200.9	$206.5
Cash flows provided by operating activities	1,649.6	1,922.1
Cash flows used in investing activities	(1,285.4)	(1,416.5)
Cash flows used in financing activities	(461.2)	(492.3)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,649.6 million for the first 40 weeks of fiscal 2025 compared to $1,922.1 million for the first 40 weeks of fiscal 2024. The decrease in cash flow from operating activities during the first 40 weeks of fiscal 2025 compared to the first 40 weeks of fiscal 2024 was primarily driven by a decrease in Adjusted EBITDA and changes in working capital related to inventory and accounts payable, as well as increases in business transformation costs and cash paid for insurance claims, partially offset by lower Merger-related costs and contributions to our defined benefit pension plans.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,285.4 million for the first 40 weeks of fiscal 2025 compared to $1,416.5 million for the first 40 weeks of fiscal 2024.

For the first 40 weeks of fiscal 2025, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,412.8 million, partially offset by proceeds from the sale of assets of $85.2 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2025 included the completion of 74 remodels, the opening of five new stores and continued investment in our digital and technology platforms. For the first 40 weeks of fiscal 2024, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $1,446.7 million, partially offset by proceeds from the sale of assets of $24.1 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 40 weeks of fiscal 2024 included the completion of 84 remodels, the opening of nine new stores and continued investment in our digital and technology platforms.

Net Cash Used in Financing Activities

Net cash used in financing activities was $461.2 million during the first 40 weeks of fiscal 2025 compared to $492.3 million during the first 40 weeks of fiscal 2024.

Net cash used in financing activities during the first 40 weeks of fiscal 2025 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock, payments for debt financing costs, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $2,100.0 million of issuances and subsequent $1,350.0 million of redemptions of senior unsecured notes (as further discussed below under the caption Debt Management). Proceeds from the issuance of long-term debt also includes $485.0 million of net proceeds from the ABL Facility, including the $750.0 million of borrowings related to the ASR Agreement and subsequent repayment using proceeds from the issuance of senior unsecured notes in the third quarter of fiscal 2025. Net cash used in financing activities during the first 40 weeks of fiscal 2024 consisted primarily of the $250.0 million repayment of the ABL Facility, dividends paid on our Class A common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Debt Management

As of November 29, 2025, there was $485.0 million outstanding under our ABL Facility and total availability of $3,504.8 million (net of letter of credit usage). On August 27, 2025, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to August 27, 2030. The new ABL Facility has an interest rate of term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a LOC sub-facility of $1,500.0 million.

On March 11, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, with the first payment commencing on September 15, 2025. On March 17, 2025, proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of 7.500% senior unsecured notes due March 15, 2026 (the "March Refinancing") and (ii) pay fees and expenses related to the March Refinancing and the issuance of the 2033 Notes.

On November 10, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $700.0 million in aggregate principal amount of 5.500% senior unsecured notes due March 31, 2031 (the "2031 Notes") and $800.0 million in aggregate principal amount of 5.750% senior unsecured notes due March 31, 2034 (the "2034 Notes" and together with the 2031 Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, with the first payment commencing on May 15, 2026. During the third quarter of fiscal 2025, proceeds from the Notes were used to (i) redeem in full the $750.0 million outstanding of our 3.250% senior unsecured notes due March 15, 2026 (the "November Refinancing"); (ii) repay a portion of the borrowings under the ABL Facility; and (iii) pay fees and expenses related to the November Refinancing and the issuance of the Notes.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $246.7 million ($0.45 per common share) and $208.5 million ($0.36 per common share) during the first 40 weeks of fiscal 2025 and first 40 weeks of fiscal 2024, respectively. On January 7, 2026, we announced the next quarterly dividend payment of $0.15 per share of Class A common stock to be paid on February 6, 2026 to stockholders of record as of the close of business on January 23, 2026.

Common Stock Repurchase Program

The Board has authorized a multi-year share repurchase program of up to $2.75 billion of our common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. On October 14, 2025, we entered into the ASR Agreement with JPMorgan to repurchase $750 million of shares of our common stock. The ASR Agreement was funded with $750.0 million of borrowings under the ABL Facility. Pursuant to the ASR Agreement, on October 15, 2025, we paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the

ASR Agreement. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is expected to occur in the first calendar quarter of 2026. The number of shares to be delivered upon final settlement will be based on the average of the volume-weighted average share price of our common stock on specified dates during the term of the ASR Agreement, less a discount.

During the first 40 weeks of fiscal 2025, we repurchased an aggregate of 64.1 million shares of common stock for a total of $1,211.6 million, inclusive of the $600.0 million of shares initially delivered under the ASR Agreement.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5.5 billion to $6.0 billion. This includes $485.0 million related to the outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, operating leases, finance leases, quarterly dividends on Class A common stock and common stock repurchases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

Share repurchase activity during the third quarter of fiscal 2025 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (2)(3)(4)
September 7, 2025 through October 4, 2025	2,848,855	$18.45	2,848,855	$1,319.4
October 5, 2025 through November 1, 2025	35,491,910	16.95	35,491,910	1,317.8
November 2, 2025 through November 29, 2025	—	—	—	1,317.8
Total	38,340,765	$17.06	38,340,765	$1,317.8
(1) On October 14, 2025, the Company entered into the ASR Agreement with JPMorgan to repurchase $750 million of shares of the Company's common stock. Pursuant to the ASR Agreement, on October 15, 2025, the Company paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the ASR Agreement. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is expected to occur in the first calendar quarter of 2026. The number of shares to be delivered upon final settlement will be based on the average of the volume-weighted average share price of the Company's common stock on specified dates during the term of the ASR Agreement, less a discount.
(2) Excludes excise tax on share repurchases in excess of issuances, which is included as part of the cost basis of the shares acquired.
(3) On December 11, 2024, the Board authorized a multi-year share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. On October 14, 2025, the Company announced that the Board authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion.
(4) Includes the reduction of $750.0 million related to the ASR Agreement during the third quarter of fiscal 2025, consisting of the $600.0 million of shares initially delivered under the ASR Agreement and the $150.0 million related to the unsettled remaining shares under the ASR Agreement.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the third quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

4.1 Indenture, dated as of November 10, 2025, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, Albertsons Safeway LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 5.500% Senior Notes due 2031 and the 5.750% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2025)

10.1 Master Confirmation - Accelerated Share Repurchase Agreement, between the Company and JPMorgan Chase, National Association dated October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2025)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	January 7, 2026	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Date:	January 7, 2026	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)