Form 10-K
period 2026-02-28
Albertsons Companies, Inc.
filed 2026-04-27
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 5, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $7.5 billion.
As of April 23, 2026, the registrant had 494,534,842 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement related to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended February 28, 2026 (the "Proxy Statement").

Albertsons Companies, Inc. and Subsidiaries

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "Albertsons," the "Company," "ACI," "we," "us" and "our" refer to Albertsons Companies, Inc. and, where appropriate, its consolidated subsidiaries. Our last three fiscal years consisted of the 53 weeks ended February 28, 2026 ("fiscal 2025"), the 52 weeks ended February 22, 2025 ("fiscal 2024") and the 52 weeks ended February 24, 2024 ("fiscal 2023"). Our next three fiscal years consist of the 52 weeks ending February 27, 2027 ("fiscal 2026"), the 52 weeks ending February 26, 2028 ("fiscal 2027") and the 52 weeks ending February 24, 2029 ("fiscal 2028").

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
•our ability to execute on our business and value-creating strategies;
•our ability to attract and retain qualified or specialized associates who are critical to the success of our business strategy;
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

Item 1 - Business

Retail Operations

Albertsons is one of the largest food and drug retailers in the United States, with both strong local presence and national scale. As of February 28, 2026, we operated 2,244 stores across 35 states and the District of Columbia. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 280,000 talented and dedicated employees. Additionally, as of February 28, 2026, we operated 1,713 in-store pharmacies, 1,240 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

Our stores operate in premier locations and have leading market share within attractive and growing geographies. Our portfolio of well-located, full-service stores provides the foundation of our omnichannel platform, and we have continued to enhance our capabilities, including automated self-checkout options, to meet customer demand for convenience and flexibility. We offer delivery services in more than 2,200 of our stores and our Drive Up & Go curbside pickup service is offered in more than 2,100 stores. In our delivery service, we engage customers on the platform of their choice, providing customers the ability to place delivery orders from our platform as well as delivery orders placed through our third-party partners. We continue to partner with Instacart, DoorDash and Uber. Our eCommerce capabilities are integrated with our store network, supporting store‑based fulfillment and allowing customers to engage with our banners seamlessly across digital and in‑store channels.

Through our loyalty programs and digital platforms, we collect customer transaction and engagement data that supports personalized offers, targeted marketing and enhanced customer experiences across both digital and in-store channels. These capabilities also support improved marketing efficiency and inform merchandising, pricing and promotional decisions across our operations.

Our business strategy is centered around driving customer growth and engagement through digital connection, enhancing the customer value proposition, modernizing capabilities through technology and driving productivity. We seek to tailor our offerings to local demographics and preferences of the markets in which we operate. Our Locally Great, Nationally Strong operating structure empowers decision making at the local level, which we believe better serves our customers and communities, while also providing the technology platforms, systems, analytics and buying power afforded by an organization with national scale.

Improvements in productivity, combined with data-enabled insights and automation, support reinvestment in customer value, digital capabilities and store operations across the business.

Segments

We are engaged in the operation of food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in our stores or through digital channels. Our retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. Our operating segments and reporting units are made up of our operating divisions, which are reported in one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results and makes key operating decisions on how to allocate resources. Across all operating segments, we operate primarily one store format. Each division offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

Products

We offer grocery products, general merchandise, health and beauty care products, pharmacy, vaccines, fuel and other items and services through our stores and digital channels, including delivery and curbside pickup. We are not dependent on any individual supplier; only one third-party supplier represented more than 5% of our sales for fiscal 2025.

Merchandising and Manufacturing

Our Own Brands portfolio provides high-quality products to our customers at an attractive price point, offering more than 14,000 unique items. The Own Brands portfolio includes but is not limited to the registered trademarks Signature SELECT®, O Organics®, Open Nature®, Signature Café®, Lucerne®, Waterfront BISTRO®, Primo Taglio®, Signature Care®, Signature Reserve® and Value Corner®. Our Own Brands products resonate well with our customers, as evidenced by Own Brands retail sales of $16.9 billion in fiscal 2025.

As measured by units for fiscal 2025, 9.9% of our Own Brands products were manufactured in Company-owned facilities, and the remainder was purchased from third parties. We closely monitor make-versus-buy decisions to optimize their quality and profitability. In addition, we believe that our scale provides opportunities to leverage our fixed manufacturing costs in order to drive innovation across our Own Brands portfolio. As of February 28, 2026, we operated 19 food production plants. These plants consisted of seven milk plants, three soft drink bottling plants, three bakery plants, two ice cream plants, two grocery/prepared food plants, one ice plant and one soup plant.

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

We measure price competitiveness through systematic, selective and thoughtful price investment to drive customer traffic and basket size. We also use our loyalty program to target promotional activity and improve our customers' experience. This includes leveraging customer and transaction information with data-driven analytics to provide both personalized deals and digital coupons, as well as fuel rewards and grocery rewards, including automatic cash-off discounts. We have 51.2 million members currently enrolled in our loyalty program. We have achieved significant success with active participants in our loyalty program, which drives higher sales and customer retention. We have deployed and are continuing to refine cloud-based enterprise solutions to quickly process proprietary customer, product and transaction data and efficiently provide our local managers with targeted marketing strategies for customers in their communities. In addition, we use data analytics to optimize shelf assortment and space in our stores by continually and systematically reviewing the performance of each product.

We operate a retail media business through Albertsons Media Collective (the "Media Collective") that leverages customer engagement across our digital and in‑store platforms to deliver targeted marketing opportunities for vendor partners, supported by first‑party customer data and advanced analytics developed through our loyalty and digital platforms. The Media Collective is our proprietary digital marketing platform that enables new and existing partners to reach our extensive customer network while benefiting from our strong market presence, particularly in the markets we hold significant share. These capabilities complement our core retail operations and support our broader business and growth strategy.

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

We work hard to maintain the highest standards of environmental stewardship (including procuring and offering sustainably sourced products). During fiscal 2025, we recycled approximately 765 million pounds of cardboard and more than 25 million pounds of plastic bags and film from our operations and completed over 500 energy efficiency projects.

Human Capital

As one of the largest food and drug retailers in the U.S., serving 36.5 million customers per week, we recognize that our success and ability to delight our customers lies in the engagement of our associates. We remain committed to attracting, developing and retaining associates by fostering a culture of connection, investing in talent development and supporting the personal health and well-being of associates and their families.

As of February 28, 2026, we employed approximately 280,000 associates, of which approximately 62% were part-time and approximately 190,000 associates were covered by collective bargaining agreements. A significant number of our associates have long tenure and during fiscal 2025, more than 56,000 of our associates celebrated at least 15 years of service, and more than 43,000 associates celebrated over 20 years of service.

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

We also offer formal and informal learning and development opportunities to all associates through synchronous, asynchronous and hybrid experiences. These offerings include eLearning and on-demand content, virtual and in-person classes, on-the-job training and mentoring programs. In addition to our internal learning offerings, through partnerships with third parties, we offer development programs and conferences to our top talent based on nominations.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of April 27, 2026:

Name	Age	Position
Susan Morris	57	Chief Executive Officer, Director
Sharon McCollam	63	President, Chief Financial Officer
Robert Backus	53	Executive Vice President, Retail Operations, East Region
Anuj Dhanda	63	Executive Vice President, Chief Technology & Transformation Officer
Michelle Larson	49	Executive Vice President, Chief Merchandising Officer
Thomas Moriarty	63	Executive Vice President, M&A and Corporate Affairs
Allison Pinkham	50	Executive Vice President, Chief Human Resources Officer
Evan Rainwater	63	Executive Vice President, Supply Chain, Manufacturing and Strategic Sourcing
Michael Withers	66	Executive Vice President, Retail Operations, West Region

Susan Morris has served as our Chief Executive Officer and Director since May 2025, and as our Executive Vice President and Chief Operations Officer since January 2018. Ms. Morris has served in various executive positions at the Company since 2010 including serving as our Executive Vice President, Retail Operations, West Region from April 2017 to January 2018 and Executive Vice President, Retail Operations, East Region from April 2016 to April 2017. Prior to joining the Company, Ms. Morris served as Senior Vice President of Sales and Merchandising and Vice President of Customer Satisfaction at SuperValu.

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

Michelle Larson has served as our Chief Merchandising Officer since May 2025. Ms. Larson previously served as our Executive Vice President of Retail Operations, West Region since April 2024, our Executive Vice President of Retail Operations, East Region since March 2023 and as our Southwest and Shaw’s Division President since 2018. Ms. Larson also served in various roles and positions of increasing responsibility since joining the Company in 1995.

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

Allison Pinkham has served as our Executive Vice President and Chief Human Resources Officer since February 2026. Prior to joining the Company, Ms. Pinkham served as Chief Human Resources Officer at Galderma, a global dermatology category leader from 2021 to 2026. Prior to joining Galderma, Ms. Pinkham served as the Chief People Officer at Heineken USA.

Evan Rainwater has served as our Executive Vice President, Supply Chain, Manufacturing and Strategic Sourcing since March 2020 and our Senior Vice President, Supply Manufacturing since May 2019. Mr. Rainwater joined the Company in May 2005 as Vice President, Manufacturing.

Michael Withers has served as our Executive Vice President of Retail Operations, West Region since May 2025. Mr. Withers previously served as our Executive Vice President of Retail Operations, California since February 2025, President of our Jewel-Osco division from September 2019 and in various executive positions in the Company including as our Executive Vice President of East Operations from 2017 to 2019. Mr. Withers has served in various roles and positions of increasing responsibility since 2006.

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

Our inability to invest in, manage costs and keep pace with technological changes, including those adopted by our competitors, may adversely impact our business initiatives and affect our financial performance. We may be limited in our ability to implement automation-related technological changes or artificial intelligence in certain of our operations if we are unable to negotiate appropriate terms in our contracts with our labor unions. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our banners, our customers’ connection to our banners, and a positive relationship with the communities in which we serve. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

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

We may be unable to achieve our corporate social responsibility and sustainability goals.

In recent years, there has been focus from investors, governmental and nongovernmental entities, associates and the public on corporate social responsibility and sustainability matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, human rights, animal rights and social commitment. We have historically established and publicly announced certain goals, commitments, and targets which we may change in the future. Our ability to set and execute on our operational strategies and achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipated. Any failure, or perceived failure, to achieve our social responsibility and sustainability goals, commitments, and targets, or perceived lack of intensity of our commitment to these initiatives or to otherwise meet evolving and varied stakeholder expectations could damage our reputation and customer, investor and other stakeholder relationships. In addition, we could face increased regulatory, reputational and legal scrutiny as a result of our corporate social responsibility and sustainability related commitments and disclosures, and we could also face challenges with managing conflicting regulatory requirements and our various stakeholders' expectations. Such conditions could have an adverse effect on our business, results of operations and financial condition.

Failure to attract and retain qualified associates could materially adversely affect our financial performance and our ability to successfully execute our business strategy.

Our ability to continue to conduct and expand our operations and the acceleration of our business strategy depends on our ability to attract and retain a large and growing number of qualified associates. The food retail industry is labor intensive. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our associate wage and related labor costs, is subject to numerous external factors, including the availability of qualified persons in the workforce in the local markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, attitudes toward employment in the food and drug retail industry, the perception of our corporate values and business strategy, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Such laws related to employee hours, wages, job classification and benefits could significantly increase our operating costs. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing wages for our employees could cause our costs to increase. If we are unable to locate, to train, to attract or to retain qualified personnel capable of meeting our business needs and expectations, the quality of service we provide to our customers may decrease and our business, financial performance and brand image may be adversely affected. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition. We believe that our success is directly linked to the competent people in the Company, including our executive officers and other key personnel. Personnel turnover can be costly and could materially and adversely impact our operating results and potentially jeopardize the success of our business strategy. Our business and operating results may be adversely impacted if we fail to retain and recruit key personnel.

A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, as well as related and other pensions expenses could have an adverse impact on our operations and financial results.

As of February 28, 2026, approximately 190,000 of our employees were covered by collective bargaining agreements. During fiscal 2025, collective bargaining agreements covering approximately 126,000 employees expired and were successfully renegotiated. In fiscal 2026, collective bargaining agreements covering approximately 22,000 employees are scheduled to expire. We currently contribute to 28 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. In future negotiations with labor unions, we expect that health care, pension costs and/or contributions and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and significantly disrupt our operations. As part of our collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our operating costs. In the event we were to exit certain markets or otherwise cease contributing to multiemployer plans, we could trigger a substantial withdrawal liability. Such withdrawal liability may have a material adverse impact on our financial results. We are also the sponsors of defined benefit retirement plans for certain employees. The funded status of these plans is a significant factor in determining annual pension expense and cash contributions to fund the plans. Unfavorable investment performance, increased pension expense and cash contributions may have an adverse impact on our financial results. For additional information, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Multiemployer Pension Plans."

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

We have evaluated in the past, and may evaluate in the future, certain strategic transactions with complementary businesses, services, or technologies as part of our overall growth strategy. These strategic transactions may involve significant risks, including but not limited to: the need for substantial financial investment; the diversion of management’s attention and resources from our existing operations; challenges in integrating acquired businesses or realizing expected synergies; the need to obtain costly or time-consuming regulatory approvals; potential negative perception by our customers, shareholders and the broader market; and exposure to contingent or unexpected liabilities, any of which could adversely impact our business, results of operations, financial condition and future prospects.

Our continued success to effectively compete in the food retail industry is dependent upon our ability to control operating expenses, replicate competitor capabilities, make appropriate investments, manage product and labor costs in an increasingly competitive labor market and health care and pension costs stipulated by our collective bargaining agreements. Several of our primary competitors are larger than we are, or are not subject to collective bargaining agreements. This allows them to more effectively leverage their fixed costs or more easily reduce operating expenses. Changes in our product mix also may negatively affect our profitability. Our inability to adequately control and prevent shrink has impacted our results of operations and could impact our results of operations in the future. Failure to accomplish our objectives could impair our ability to compete successfully and adversely affect our profitability. Profit margins in the food retail industry are low. In order to increase or maintain our profit margins, we develop operating strategies to increase revenues, increase gross margins and reduce costs, such as our business strategy, new marketing programs, new advertising campaigns, productivity improvements, shrink-reduction initiatives, distribution center efficiencies, manufacturing efficiencies, energy efficiencies and other similar strategies and value-creating initiatives. Our failure to achieve forecasted revenue growth, gross margin improvement or cost reductions could have a material adverse effect on our profitability and operating results.

Failure to timely identify or respond to evolving consumer preferences, including changes in how customers use digital and AI-driven tools, could adversely affect our customer relationships, demand and market share.

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

In addition, advances in technology are changing how customers interact with retailers and make purchasing decisions. The emergence of artificial intelligence‑powered agentic shopping tools, through which AI agents autonomously research, compare and purchase products on behalf of consumers, could further disrupt traditional grocery retail. If customers increasingly rely on these tools and AI agents prioritize factors such as price or speed over retailer preference or brand loyalty, we could lose our direct relationship with customers. This could reduce our visibility into customer behavior, increase margin pressure, and limit our ability to influence purchasing decisions.

These developments could negatively affect our relationship with customers, leading them to reduce their visits to our stores, shift purchases to other channels or methods, and decrease the amount they spend with us. Further, while we have significantly expanded our digital capabilities and grown our loyalty programs over the last several years, as technology continues to evolve and customer expectations change, we will need to continue to develop and offer digital, loyalty, media and other technology‑enabled solutions that are both cost effective and compelling. Failure to anticipate or respond to customer expectations for products, services, digital capabilities, loyalty programs or emerging purchasing technologies could negatively affect demand for our products and services and our market share, which may adversely impact our financial condition and results of operations.

Changes in the healthcare industry could adversely affect our financial condition and results of operations.

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has resulted in increased pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our pharmacy products and services. If these pressures result in reductions in our prices, we will become less profitable unless we are able to achieve corresponding reductions in costs, increase productivity or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, direct-to-consumer sales of prescription drugs, growth in online pharmacies, litigation and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our financial condition and results of operations. In addition, the Inflation Reduction Act of 2022 established the Medicare Drug Negotiation Program, which authorizes the federal government to directly negotiate prices for certain prescription drugs reimbursed under Medicare Part B and Part D. The program became effective in 2026 and, while initially limited, is expected to expand over time to include up to 100 drugs by 2031. The drugs subject to future negotiation, the prices ultimately established, and the broader effects on commercial pricing, reimbursement structures, and customer purchasing behavior remain uncertain. As a result, the program could negatively impact the Company's revenues, profitability, and overall financial condition or results of operations. Any expansion of the program or adoption of similar pricing mechanisms by other government or private payers could further increase these risks.

Certain risks are inherent in providing pharmacy products and services, and our insurance may not be adequate to cover any claims against us.

We currently operate 1,713 in-store pharmacies. As a result, we are exposed to risks inherent in the packaging, dispensing, billing, display, distribution and disposal of pharmaceuticals and other healthcare products, including risks of liability for products such as opioids. Although we maintain insurance against such liabilities, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all for healthcare and pharmaceutical liabilities. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation because of an error or omission. Also, our business operations and operating results could be materially adversely impacted by legislative, enforcement, regulatory, judicial and public policy changes.

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

Reflecting consumer preferences, we have a significant focus on fresh products. We rely on various suppliers and vendors to provide and deliver our fresh and other product inventory on a continuous basis and to supply the raw materials to manufacture certain of our Own Brands products. We could suffer significant fresh and other product inventory losses and significant lost revenue in the event of the loss or a shutdown of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters, current and future tariffs arising from international trade disputes, foreign conflicts, acts of war or terrorism, disruptive political events or other catastrophic or unexpected occurrences such as a pandemic like COVID-19. We expect our suppliers to comply with applicable laws, including labor, safety and environmental laws. Our ability to find qualified suppliers who uphold our standards and requirements for products, including fresh, and to access such products in a timely and operationally efficient manner in volumes we may demand may become a significant challenge.

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

We currently operate 405 fuel centers that are adjacent to many of our store locations. As a result, we sell a significant amount of gasoline and diesel fuel. Increased regulation or significant increases in wholesale fuel costs and fuel taxes could result in lower gross margins on fuel sales, and demand could be negatively impacted by retail price increases as well as by concerns about the effect of emissions on the environment. We are unable to predict future regulations, environmental effects, political unrest, geopolitical tensions, hostilities or boycotts, acts of war or terrorism, the actions of major oil producing countries to regulate oil production, or the acts of countries to disrupt the distribution of oil, and other matters that may affect the cost and availability of fuel, and how our customers will react to any of the preceding matters, which could adversely affect our results of operations.

Increased commodity prices may adversely impact our profitability.

Many of our own and sourced products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices can be volatile and can be impacted by geopolitical risks and tariffs arising from international trade disputes, trade wars and inflation. For example, tariffs on products imported from certain countries may increase commodity prices for products. Any increase in commodity prices may cause an increase in our input costs or the prices our vendors seek from us. Although we typically are able to pass on modest commodity price increases or mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part, if commodity prices increase materially or there are significant inflationary pressures. If we are forced to increase prices, our customers may reduce their purchases at our stores or trade down to less profitable products. Both may adversely impact our profitability as a result of reduced revenue or reduced margins.

Legal and Regulatory Risks

Unfavorable changes in government regulation may have a material adverse effect on our business.

We operate our business within strict and complex regulatory environments, which includes laws and regulations involving antitrust and competition, privacy, data protection, environmental, healthcare, anti-bribery, anti-corruption, tax, accounting, financial reporting, health and sanitation standards, food labeling and safety, prescriptions, controlled substances, zoning, vehicle operations, fuel operations, equal employment opportunity, minimum wages and licensing for the sale of food, drugs, and alcoholic beverages, among other matters, and we could be materially adversely affected by changes to, and/or any failure to comply with, existing and new legal requirements. In addition, our industry faces significant political, societal, and media scrutiny, and we may be subject to frequent or increasing challenges which may impact our reputation and business. Additionally, shifts in enforcement practices or regulatory scrutiny generally cannot be anticipated or predicted or our predictions may not be accurate. If we fail to predict or respond adequately to regulatory changes or expanding disclosure requirements, or do not respond as effectively as our competitors, our reputation, business, operations, and financial performance may be adversely affected. Political, governmental, and regulatory regimes and practices can evolve as a result of elections or other events beyond our control. Such changes, including those which have and may occur under the new administration, are unpredictable and may have negative impacts on our business and operations. Compliance with laws, regulations, policies, and enforcement practices may become challenging requiring operational changes which may be difficult to implement, increase our operating costs, require significant capital expenditures, or result in adverse publicity and harm our reputation.

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

In the course of conducting our business, arising in or outside of the ordinary course, we are and may become a party to various legal proceedings, including lawsuits related to the termination of the merger agreement with Kroger, class actions in matters involving personnel and employment issues, federal and state wage and hour laws, personal injury, antitrust claims based on both federal and state law, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, claims invoking consumer-protection statutes, intellectual property claims and fiduciary and securities claims. We may also become subject to governmental and regulatory inquiries related to our operations. We estimate our exposure to legal proceedings and establish reserves for the estimated liabilities. We are unable to predict the outcome of any litigation, investigation or any action by governmental entities and can provide no assurance as to the scope and outcome of these matters and whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In addition, legal proceedings are expensive and could result in significant costs to us, including any costs we may be required to pay in connection with the legal proceedings with Kroger. These significant costs, along with our inability to collect the termination fee of $600 million from Kroger, could have a material adverse effect on our business, operating results, and financial condition.

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

Risks Related to Information Security, Cybersecurity, Data Privacy and Artificial Intelligence Technologies

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

As of February 28, 2026, we had approximately $8.6 billion of debt outstanding (other than finance lease obligations), and, subject to our borrowing base, we would have been able to borrow an additional $3.6 billion under our asset-based loan ("ABL") facility (the "ABL Facility"). As of February 28, 2026, we and our subsidiaries had approximately $0.4 billion of finance lease obligations.

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreement that governs the ABL Facility and the indentures that govern our indebtedness, as disclosed in "Part II—Item 8. Financial Statements and Supplementary Data—Note 5", permit us to incur significant additional debt, subject to certain limitations. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would increase.

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

Cerberus beneficially owns in the aggregate approximately 30% of our common stock and Cerberus has certain governance rights pursuant to a Stockholders' Agreement. As a result, Cerberus may be able to influence (i) the election of our directors, (ii) our corporate and management policies and (iii) other matters submitted to our stockholders for approval. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, Cerberus will continue to be able to strongly influence our decisions.

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

As part of its responsibility related to enterprise-wide risk management, the Audit Committee reviews and discusses with management cybersecurity risks, how they are being addressed and the effectiveness of risk management policies and practices to help safeguard the Company's operations, financial systems, and data in an ever-evolving threat landscape. The internal audit team, in its quarterly compliance and risk assessment update to the Audit Committee, reports on its reviews of the Company's cybersecurity risk exposures, controls and management actions, as applicable. In addition to this regular reporting, significant cybersecurity incidents, risks or threats may also be escalated on an as-needed basis to the Audit Committee.

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

At the management level, our cybersecurity organization is led by the Company's CISO, who reports to the Company's Chief Technology and Transformation Officer. The CISO is responsible for all aspects of our cybersecurity program across the Company, which includes cybersecurity engineering and architecture, cybersecurity operations, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our CISO has served in leadership roles across the banking and financial services sectors. Before joining the Company, he was the Head of Strategy and Governance for the Global Technology Chief Technology Office at JPMorgan. He earned a BS in Computer Science from Saint Anselm College and MBA in Finance from NYU's Stern School of Business. Effective April 26, 2026, the Company hired a new CISO to lead our cybersecurity organization.

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

For a detailed discussion of the Company’s cybersecurity related risks, see "Item 1A. Risk Factors—Risks Related to Information Security, Cybersecurity, Data Privacy and Artificial Intelligence Technologies."

Item 2 - Properties

As of February 28, 2026, we operated 2,244 stores located in 35 states and the District of Columbia as shown in the following table:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alaska	24	Iowa	1	North Dakota	1
Arizona	137	Louisiana	15	Oklahoma	1
Arkansas	1	Maine	19	Oregon	118
California	584	Maryland	66	Pennsylvania	50
Colorado	94	Massachusetts	75	Rhode Island	8
Connecticut	5	Montana	39	South Dakota	3
Delaware	17	Nebraska	4	Texas	210
District of Columbia	12	Nevada	50	Utah	6
Hawaii	23	New Hampshire	25	Vermont	19
Idaho	44	New Jersey	84	Virginia	39
Illinois	184	New Mexico	34	Washington	214
Indiana	4	New York	19	Wyoming	15

The following table summarizes our stores by size as of February 28, 2026:

Square Footage	Number of stores	Percent of total
Less than 30,000	206	9.2%
30,000 to 50,000	763	34.0%
More than 50,000	1,275	56.8%
Total stores	2,244	100.0%

We own or ground-lease approximately 39% of our operating stores and 51% of our industrial properties (distribution centers, warehouses and manufacturing plants).

Our corporate headquarters is located in Boise, Idaho. We own our headquarters. The premises is approximately 250,000 square feet in size. In addition to our corporate headquarters, we have corporate offices in Pleasanton, California, Phoenix, Arizona and Plano, Texas. We also operate global business capability centers in India and the Philippines. We believe our properties are well maintained, in good operating condition and suitable for operating our business.

Item 3 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition. See also the matters under the caption Legal Proceedings in "Part II—Item 8. Financial Statements and Supplementary Data—Note 12."

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company's Class A common stock began trading on the NYSE on June 26, 2020 under the symbol "ACI." Prior to that date, there was no public market for the Company's Class A common stock. As of April 23, 2026, there were 68 holders of record of our Class A common stock.

Performance Graph

The following graph shows a comparison of the total cumulative stockholder return on our Class A common stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Composite Index for the period from February 27, 2021 through February 28, 2026. The graph assumes an investment of $100 in our Class A common stock at market close on February 27, 2021 and the reinvestment of dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our Class A common stock.

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
2/27/2021
2/26/2022
2/25/2023
2/24/2024
2/22/2025
2/28/2026
ACI
S&P 500
S&P 500 Retail Composite

	2/27/2021	2/26/2022	2/25/2023	2/24/2024	2/22/2025	2/28/2026
ACI	$100.00	$187.21	$175.76	$187.59	$184.55	$165.76
S&P 500	100.00	116.66	107.41	139.90	167.55	194.15
S&P 500 Retail Composite	100.00	110.14	90.02	130.01	157.99	166.20

Issuer Purchases of Equity Securities

Share repurchase activity during the fourth quarter of fiscal 2025 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (2)(3)
November 30, 2025 through December 27, 2025	—	$—	—	$1,317.8
December 28, 2025 through January 24, 2026	7,294,291	16.63	7,294,291	1,317.8
January 25, 2026 through February 28, 2026	7,285,800	17.64	7,285,800	1,189.3
Total	14,580,091	$17.13	14,580,091	$1,189.3
(1) On October 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan to repurchase $750 million of shares of the Company's common stock. Pursuant to the ASR Agreement, on October 15, 2025, the Company paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the ASR Agreement. Final settlement of the ASR occurred during the fourth quarter of fiscal 2025, and the Company received a final delivery of 7.3 million shares on January 8, 2026. The Company repurchased a total of 42.7 million shares under the ASR Agreement at an average price of $17.57 per share, based on the average of the volume-weighted average share price of the Company's common stock on specified dates during the term of the ASR Agreement, less a discount.
(2) Excludes excise tax on share repurchases in excess of issuances, which is included as part of the cost basis of the shares acquired.
(3) On December 11, 2024, the Board authorized a multi-year share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. On October 14, 2025, the Company announced that the Board authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion. The $750 million ASR Agreement paid in cash on October 15, 2025 was reflected in the dollar value of shares that may yet be purchased under the share repurchase program in the third quarter of fiscal 2025. On April 14, 2026, subsequent to the end of fiscal 2025, the Board authorized an increase to the remaining share repurchase authorization of $900 million, resulting in a total remaining authorization of $2.0 billion as of April 14, 2026.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes found in "Part II—Item 8. Financial Statements and Supplementary Data" in this Form 10-K, as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended February 22, 2025 filed with the SEC on April 21, 2025, which provides comparisons of fiscal 2024 and fiscal 2023. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Special Note Regarding Forward-Looking Statements" set forth in Part I and in Item 1A. "Risk Factors."

Our last three fiscal years consisted of the 53 weeks ended February 28, 2026 ("fiscal 2025"), the 52 weeks ended February 22, 2025 ("fiscal 2024") and the 52 weeks ended February 24, 2024 ("fiscal 2023"). In this Management's Discussion and Analysis of Financial Condition and Results of Operations of Albertsons Companies, Inc., the words "Albertsons," the "Company," "we," "us," "our" and "ours" refer to Albertsons Companies, Inc., together with its subsidiaries.

EXECUTIVE SUMMARY - FISCAL 2025 OVERVIEW

We are one of the largest food retailers in the United States, with 2,244 stores across 35 states and the District of Columbia as of February 28, 2026. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 280,000 talented and dedicated employees, as of February 28, 2026, who serve on average 36.5 million customers each week. Additionally, as of February 28, 2026, we operated 1,713 in-store pharmacies, 1,240 in-store branded coffee shops, 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During fiscal 2025, we continued to execute on our business strategy, which is centered around driving customer growth and engagement through digital connection and loyalty, expanding our Media Collective, enhancing the customer value proposition, modernizing capabilities through technology and AI, and driving transformational productivity. We continue to invest in growth through our four digital platforms of eCommerce, Loyalty, Pharmacy & Health and the use of our mobile app in our stores. This integrated ecosystem is intended to enhance our ability to innovate, improve marketing efficiency, and support revenue growth over time, while strengthening customer engagement and loyalty.

Identical sales, excluding fuel, increased 2.0% during fiscal 2025. Our digital investments are continuing to drive engagement, customer acquisition and retention. During fiscal 2025, digital sales, which include Drive Up & Go curbside pickup and home delivery, increased 21% compared to fiscal 2024 as we continue to elevate our customer experience. In loyalty, membership grew 12% to 51.2 million in fiscal 2025 compared to fiscal 2024, while program enhancements and simplification continue to fuel deeper engagement through more frequent transactions and easier reward redemption. During fiscal 2025, in-store pharmacy sales were influenced by evolving regulatory and reimbursement dynamics, while management actions remained focused on improving underlying profitability, operational efficiency and customer engagement

Our customer value proposition focuses on making shopping more affordable, intuitive and personalized across our markets. By combining data-driven personalization with disciplined price investments, we aim to deliver clearer, more consistent value. Through targeted pricing actions, improved loyalty-driven promotions and continued Own Brands innovation, we are reinforcing trust with customers who increasingly expect transparency and consistency in their weekly shop. These efforts are designed to support both value perception and longer-term margin sustainability.

Technology and AI are an important component of our transformation and long-term growth strategy. In the digital customer experience, AI-driven capabilities are helping to modernize the way customers shop, delivering increased personalization intended to drive engagement, basket size and loyalty. Our AI-enabled shopping assistant continues to evolve as customer adoption increases. As part of our investments in an AI-enabled supply chain, we have launched a proprietary forecasting capability we call Gateway to enhance replenishment performance and improve efficiency across promotional center store SKUs. Execution of these initiatives occurs within a dynamic macroeconomic and competitive environment and requires continued investment, discipline and adaptability.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returning capital to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $1,833.6 million during fiscal 2025, primarily including the completion of 94 remodels, the opening of nine new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during fiscal 2025 included $322.7 million of common stock dividends ($0.60 per common share) and the investment of $1,492.5 million for the repurchase of common stock, inclusive of the $750 million ASR Agreement. On April 14, 2026, we increased the quarterly cash dividend from $0.15 per common share to $0.17 per common share. Also on April 14, 2026, we increased the remaining share repurchase authorization to $2.0 billion in total.

Fiscal 2025 highlights

In summary, our financial and operating highlights for fiscal 2025 include:
•Identical sales increased 2.0%
•Digital sales increased 21%
•Loyalty members increased 12% to 51.2 million
•Net income of $217 million, or $0.40 per Class A common share, inclusive of the $600 million charge, net of tax, or $(1.10) per Class A common share, related to the Opioid Settlement Framework (as defined herein)
•Adjusted net income of $1,209 million, or $2.18 per Class A common share
•Adjusted EBITDA of $3,902 million
•Operating cash flows of $2,367 million
•Continued modernization of our store fleet, including completing 94 remodels and opening nine new stores

Stores

The following table shows stores operating, opened and closed during the periods presented:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Stores, beginning of period	2,270	2,269	2,271
Opened	9	11	6
Closed	(35)	(10)	(8)
Stores, end of period	2,244	2,270	2,269
The following table summarizes our stores by size:

	Number of Stores		Percent of Total		Retail Square Feet (1)
Square Footage	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Less than 30,000	206	214	9.2%	9.4%	4.7	4.9
30,000 to 50,000	763	777	34.0%	34.2%	32.0	32.6
More than 50,000	1,275	1,279	56.8%	56.4%	75.3	75.5
Total Stores	2,244	2,270	100.0%	100.0%	112.0	113.0
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

RESULTS OF OPERATIONS

The following information summarizes the components of our Consolidated Statements of Operations for fiscal 2025 compared to fiscal 2024.

Summary of Consolidated Statements of Operations (dollars in millions, except per share data):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
Net sales and other revenue	$83,172.5	100.0%	$80,390.9	100.0%	$79,237.7	100.0%
Cost of sales	60,565.8	72.8	58,135.3	72.3	57,192.0	72.2
Gross margin	22,606.7	27.2	22,255.6	27.7	22,045.7	27.8
Selling and administrative expenses	21,891.3	26.3	20,613.7	25.6	19,932.9	25.2
(Gain) loss on property dispositions and impairment losses, net	(12.2)	—	95.8	0.1	43.9	—
Operating income	727.6	0.9	1,546.1	2.0	2,068.9	2.6
Interest expense, net	504.2	0.6	459.8	0.6	492.1	0.6
Other income, net	(44.4)	—	(43.4)	—	(12.2)	—
Income before income taxes	267.8	0.3	1,129.7	1.4	1,589.0	2.0
Income tax expense	50.4	—	171.1	0.2	293.0	0.4
Net income	$217.4	0.3%	$958.6	1.2%	$1,296.0	1.6%

Basic net income per Class A common share	$0.40		$1.65		$2.25
Diluted net income per Class A common share	0.40		1.64		2.23

Net Sales and Other Revenue

Net sales and other revenue increased $2,781.6 million, or 3.5%, to $83,172.5 million in fiscal 2025 from $80,390.9 million in fiscal 2024. The increase in Net sales and other revenue in fiscal 2025 as compared to fiscal 2024 was driven by our 2.0% increase in identical sales, with growth in pharmacy sales being the primary driver of the identical sales increase, as well as the impact of the additional 53rd week. We also continued to grow our digital sales with a 21% increase during fiscal 2025. These increases in Net sales and other revenue were partially offset by a net reduction in sales driven by store closures since the fourth quarter of fiscal 2024 and lower fuel sales. The components of the change in Net sales and other revenue for fiscal 2025 were as follows (in millions):

Fiscal 2025
Net sales and other revenue for fiscal 2024	$80,390.9
Identical sales increase of 2.0%	1,569.0
Estimated impact of 53rd week	1,360.0
Decrease in fuel sales	(177.6)
Decrease in sales due to store closures, net of new store openings	(63.4)
Other, net	93.6
Net sales and other revenue for fiscal 2025	$83,172.5

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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Identical sales, excluding fuel	2.0%	2.0%	3.0%

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2025		Fiscal 2024
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$40,624.8	48.8%	$40,102.8	49.9%
Fresh (3)	26,024.2	31.3%	25,507.3	31.7%
Pharmacy	11,414.9	13.7%	9,597.2	11.9%
Fuel	3,803.0	4.6%	3,980.6	5.0%
Other (4)	1,305.6	1.6%	1,203.0	1.5%
Total (5)	$83,172.5	100.0%	$80,390.9	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, rental income, media advertising revenue and other miscellaneous revenue.
(5) Fiscal 2025 includes an estimated $1.4 billion of incremental Net sales and other revenue due to the additional 53rd week.

Gross Margin

Gross margin rate decreased to 27.2% in fiscal 2025 compared to 27.7% in fiscal 2024. Excluding the impacts of fuel and LIFO, gross margin rate decreased 59 basis points. This decrease in gross margin rate was primarily driven by strong growth in pharmacy sales, which carries an overall lower gross margin rate, and increases in delivery and handling costs related to the continued growth in our digital sales. We also continue to make incremental investments in our customer value proposition which were largely funded by the benefits from our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased to 26.3% of Net sales and other revenue in fiscal 2025 compared to 25.6% in fiscal 2024. Excluding the impacts of fuel and the Opioid Settlement Framework, Selling and administrative expenses as a percentage of Net sales and other revenue decreased 38 basis points during fiscal 2025 compared to fiscal 2024. The decrease in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to the sales leveraging of employee costs and lower Merger-related costs, partially offset by an increase in business transformation costs. The benefits from our productivity initiatives continue to partially offset increasing wage rates and other inflationary pressures on our operating expenses.

(Gain) Loss on Property Dispositions and Impairment Losses, Net

For fiscal 2025, net gain on property dispositions and impairment losses was $12.2 million, driven by $59.8 million of net gains primarily from the sale of real estate assets, partially offset by $28.4 million of retail store impairment losses and $19.2 million from the impairment and disposal of certain technology assets. For fiscal 2024, net loss on property dispositions and impairment losses was $95.8 million, primarily driven by $104.2 million of asset impairments including impairment losses of $60.9 million of retail store impairment losses, $39.8 million primarily related to equipment from the closing of our micro-fulfillment centers and $3.5 million related to certain technology assets, partially offset by $8.4 million of net gains from the sale of real estate assets.

Interest Expense, Net

Interest expense, net was $504.2 million in fiscal 2025 compared to $459.8 million in fiscal 2024. The increase in Interest expense, net was primarily attributable to higher average outstanding borrowings.
Other Income, Net

For fiscal 2025, Other income, net was $44.4 million primarily driven by non-service cost components of net pension and post-retirement income, including $29.4 million of pension settlement income, and realized gains from non-operating investments, partially offset by unrealized losses from non-operating investments. For fiscal 2024, Other income, net was $43.4 million primarily driven by unrealized gains from non-operating investments and non-service cost components of net pension and post-retirement income.

Income Taxes

Income tax expense was $50.4 million in fiscal 2025, representing an 18.8% effective tax rate. Income tax expense was $171.1 million in fiscal 2024, representing a 15.1% effective tax rate. The increase in the effective income tax rate during fiscal 2025 compared to fiscal 2024 was primarily driven by the recognition of $81.0 million of discrete state income tax benefits related to the settlement of audits during the third quarter of fiscal 2024. Refer to "Part II—Item 8. Financial Statements and Supplementary Data—Note 9 - Income Taxes" for additional information on our effective tax rate.

Net Income and Adjusted Net Income

Net income was $217.4 million or $0.40 per diluted share during fiscal 2025 compared to $958.6 million or $1.64 per diluted share during fiscal 2024. Fiscal 2025 included the $599.8 million charge, net of tax, or $(1.10) per share loss related to the Opioid Settlement Framework. Fiscal 2024 included the $81.0 million or $0.14 per share benefit related to certain discrete state income tax benefits related to the settlement of audits. Adjusted net income was $1,209.3 million, or $2.18 per share, during fiscal 2025 compared to $1,382.4 million, or $2.34 per share, during fiscal 2024. Adjusted net income per share during fiscal 2025 includes an estimated incremental $0.03 per share related to the extra week in fiscal 2025.

Adjusted EBITDA

Adjusted EBITDA was $3,901.5 million, or 4.7% of Net sales and other revenue, during fiscal 2025 compared to $4,004.7 million, or 5.0% of Net sales and other revenue, during fiscal 2024. The increase in Adjusted EBITDA reflects an estimated incremental $68 million related to the extra week in fiscal 2025.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and adjusted EBITDA (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income	$217.4	$958.6	$1,296.0
Adjustments:
Business transformation (1)(b)	153.7	105.2	45.1
Equity-based compensation expense (b)	95.5	106.2	104.5
(Gain) loss on property dispositions and impairment losses, net	(12.2)	95.8	43.9
LIFO expense (a)	66.0	28.6	52.0
Merger-related costs (2)(b)	84.1	254.8	180.6
Certain legal and regulatory accruals and settlements, net (3)(b)	802.9	6.1	(6.7)
Amortization of debt discount and deferred financing costs (c)	23.5	16.1	15.5
Amortization of intangible assets resulting from acquisitions (b)	48.2	47.9	48.6
Miscellaneous adjustments (4)(e)	25.8	0.6	38.2
State income tax benefits related to the settlement of audits	—	(81.0)	—
Tax impact of adjustments to Adjusted net income	(295.6)	(156.5)	(124.0)
Adjusted net income	$1,209.3	$1,382.4	$1,693.7
Tax impact of adjustments to Adjusted net income	295.6	156.5	124.0
State income tax benefits related to the settlement of audits	—	81.0	—
Income tax expense	50.4	171.1	293.0
Amortization of debt discount and deferred financing costs (c)	(23.5)	(16.1)	(15.5)
Interest expense, net	504.2	459.8	492.1
Amortization of intangible assets resulting from acquisitions (b)	(48.2)	(47.9)	(48.6)
Depreciation and amortization (d)	1,913.7	1,817.9	1,779.0
Adjusted EBITDA (5)	$3,901.5	$4,004.7	$4,317.7

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Numerator:

Adjusted net income (6)	$1,209.3	$1,382.4	$1,693.7

Denominator:

Weighted average Class A common shares outstanding - diluted	547.2	583.8	581.1
Adjustments:
Convertible preferred stock (7)	—	—	0.3
Restricted stock units and awards (8)	8.2	6.5	6.4
Adjusted weighted average Class A common shares outstanding - diluted	555.4	590.3	587.8

Adjusted net income per Class A common share - diluted (9)	$2.18	$2.34	$2.88

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income per Class A common share - diluted	$0.40	$1.64	$2.23
Non-GAAP adjustments (10)	1.81	0.73	0.68
Restricted stock units and awards (8)	(0.03)	(0.03)	(0.03)
Adjusted net income per Class A common share - diluted (9)	$2.18	$2.34	$2.88
(1) Primarily includes costs associated with third-party consulting fees related to our business transformation strategy and costs related to employee terminations, as follows (see table below):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Third-party consulting fees	$107.1	$71.7	$45.1
Employee termination and other related costs	46.6	33.5	—
Total Business transformation	$153.7	$105.2	$45.1
(2) Fiscal 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. Fiscal 2024 and fiscal 2023 primarily include third-party legal and advisor fees and retention program expense related to the merger.
(3) Includes the $773.8 million charge in the fourth quarter of fiscal 2025 related to the Opioid Settlement Framework. Refer to "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" for additional information.
(4) Miscellaneous adjustments include the following (see table below):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Closed stores and surplus properties	$45.1	$15.9	$19.4
Pension settlement (income) loss	(26.8)	4.7	—
Net realized and unrealized (gain) loss on non-operating investments	(0.2)	(40.1)	8.6
Non-cash lease-related adjustments	7.6	4.5	4.2
Other (i)	0.1	15.6	6.0
Total Miscellaneous adjustments	$25.8	$0.6	$38.2
(i) Primarily includes adjustments for unconsolidated equity investments and other costs not considered in our core performance.

(5) Fiscal 2025 includes an estimated $68 million of incremental Adjusted EBITDA due to the impact of the additional 53rd week.
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
(9) Adjusted net income per share for fiscal 2025 includes an estimated incremental $0.03 per share due to the impact of the additional 53rd week.
(10) Reflects the per share impact of Non-GAAP adjustments for each period. See the reconciliation of Net income to Adjusted net income above for further details.
Non-GAAP adjustment classifications within the Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cost of sales	$202.9	$181.4	$169.0
Selling and administrative expenses	1,710.8	1,636.5	1,610.0
Total Depreciation and amortization	$1,913.7	$1,817.9	$1,779.0

(e) Miscellaneous adjustments:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cost of Sales	$(3.3)	$1.0	$(2.2)
Selling and administrative expenses	56.0	35.9	33.7
Other income, net	(26.9)	(36.3)	6.7
Total Miscellaneous adjustments	$25.8	$0.6	$38.2

LIQUIDITY AND FINANCIAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	February 28, 2026	February 22, 2025	February 24, 2024
Cash and cash equivalents and restricted cash at end of period	$203.0	$297.9	$193.2
Cash flows provided by operating activities	2,366.7	2,680.6	2,659.5
Cash flows used in investing activities	(1,679.4)	(1,891.8)	(1,746.7)
Cash flows used in financing activities	(782.2)	(684.1)	(1,183.4)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2,366.7 million during fiscal 2025 compared to $2,680.6 million during fiscal 2024. The decrease in cash flow from operating activities during fiscal 2025 compared to fiscal 2024 was primarily driven by a decrease in Adjusted EBITDA and increases in cash paid for income and indirect taxes, insurance claims, operating leases and business transformation costs, as well as changes in working capital related to inventory, accounts payable and other prepaids. These decreases in cash flow from operating activities were partially offset by lower Merger-related costs and contributions to our defined benefit pension plans.

Net Cash Used In Investing Activities

Net cash used in investing activities during fiscal 2025 was $1,679.4 million primarily due to payments for property, equipment and intangibles of $1,833.6 million, partially offset by proceeds from the sale of assets of $109.5 million, primarily related to real estate. Payments for property, equipment and intangibles included the completion of 94 remodels, the opening of nine new stores and continued investment in our digital and technology platforms.

Net cash used in investing activities during fiscal 2024 was $1,891.8 million primarily due to payments for property, equipment and intangibles of $1,927.5 million, partially offset by proceeds from the sale of assets of $31.4 million, primarily related to real estate. Payments for property, equipment and intangibles included the completion of 127 remodels, the opening of 11 new stores and continued investments in our digital and technology platforms.

In fiscal 2026, we expect capital expenditures to be in the range of $2.0 billion to $2.2 billion.

Net Cash Used In Financing Activities

Net cash used in financing activities was $782.2 million in fiscal 2025 primarily consisting of the repurchase of common stock, dividends paid on our Class A common stock, payments for debt financing costs, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $4,200.0 million of issuances and subsequent $3,450.0 million of redemptions of senior unsecured notes (as further discussed below under the caption Debt Management). Net proceeds from the issuance of long-term debt also includes $425.0 million from the asset-based loan facility (as amended, the "ABL Facility"), including the $750 million of borrowings related to the ASR Agreement and subsequent repayment using proceeds from the issuance of senior unsecured notes in fiscal 2025.

Net cash used in financing activities was $684.1 million in fiscal 2024 primarily consisting of the $250.0 million repayment of the ABL Facility, dividends paid on our Class A common stock, the repurchase of common stock, payments of obligations under finance leases and tax withholding payments on vesting of RSUs, partially offset by $50.0 million of proceeds from the issuance of debt under the ABL Facility.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 5 and Note 7" for additional information.

Debt Management

Total debt, including both the current and long-term portions of finance lease obligations, net of debt discounts and deferred financing costs, increased $1,126.5 million to $8,946.6 million as of the end of fiscal 2025 compared to $7,820.1 million as of the end of fiscal 2024.

Outstanding debt, including current maturities, net of debt discounts and deferred financing costs, principally consisted of (in millions):

February 28, 2026
Senior Unsecured Notes, New Albertson's L.P. Notes and Safeway Inc. Notes	$8,094.7
ABL Facility	425.0
Finance lease obligations	412.9
Other financing obligations	14.0
Total debt, including finance leases	$8,946.6
As of February 28, 2026, there was $425.0 million outstanding under the ABL Facility and total availability of $3,562.3 million (net of letter of credit usage). On August 27, 2025, the existing ABL Facility was amended and restated to, among other things, extend the maturity date of the facility to August 27, 2030. The new ABL Facility has an interest rate of term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a letters of credit sub-facility of $1,500.0 million.
On February 2, 2026, the Company and certain of its subsidiaries (the "Subsidiary Co-Issuers") completed the issuance of $1,200.0 million in aggregate principal amount of 5.625% senior unsecured notes due March 31, 2032 (the "2032 Notes") and $900.0 million in aggregate principal amount of additional 5.750% 2034 Notes, as defined below (the "Additional 2034 Notes" and together with the 2032 Notes, the "New Notes"). The Additional 2034 Notes were issued as "additional securities" under the indenture governing the outstanding 2034 Notes. The Additional 2034 Notes are treated as a single class with the outstanding 2034 Notes for all purposes and have the same terms as those of the outstanding 2034 Notes. The New Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2032 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, with the first payment commencing on July 15, 2026. Proceeds from the New Notes, together with approximately $20.7 million of cash on hand, were used to (i) redeem in full the $1,350.0 million outstanding of our 4.625% senior unsecured notes due January 15, 2027 (the "2027 Notes Refinancing"), (ii) redeem in full the $750.0 million outstanding of our 5.875% senior unsecured notes due February 15, 2028 (the "2028 Notes Refinancing" and together with the 2027 Notes Refinancing, the “Refinancing”); and (iii) pay fees and expenses related to the Refinancing and the issuance of the New Notes.
On November 10, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $700.0 million in aggregate principal amount of 5.500% senior unsecured notes due March 31, 2031 (the "2031 Notes") and $800.0 million in aggregate principal amount of 5.750% senior unsecured notes due March 31, 2034 (the "2034 Notes" and together with the 2031 Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, with the first payment commencing on May 15, 2026. During fiscal 2025, the proceeds from the Notes were used to (i) redeem in full the $750.0 million outstanding of our 3.250% senior unsecured notes due March 15, 2026 (the "November Refinancing"); (ii) repay a portion of the borrowings under the ABL Facility; and (iii) pay fees and expenses related to the November Refinancing and the issuance of the Notes.

On March 11, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of our existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, and the first payment commenced on September 15, 2025. Proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of our 7.500% senior unsecured notes due March 15, 2026 (the "March Refinancing") and (ii) pay fees and expenses related to the March Refinancing and the issuance of the 2033 Notes.
During fiscal 2025 and fiscal 2024, there were no financial maintenance covenants in effect under the ABL Facility because the conditions had not been met.

See "Part II—Item 8. Financial Statements and Supplementary Data—Note 5" for additional information.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. Cash dividends paid on our Class A common stock were $322.7 million ($0.60 per common share), $295.1 million ($0.51 per common share) and $276.2 million ($0.48 per common share) during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. On April 14, 2026 subsequent to the end of fiscal 2025, we announced that the Board of Directors (the "Board") increased the quarterly cash dividend 13% from $0.15 per common share to $0.17 per common share. Also on April 14, 2026, we announced the next quarterly dividend payment of $0.17 per share of Class A common stock to be paid on May 8, 2026 to stockholders of record as of the close of business on April 24, 2026.

Common Stock Repurchase Program

On October 14, 2025, the Board authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion of our common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. Also on October 14, 2025, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, National Association ("JPMorgan") to repurchase $750 million of shares of our common stock. The ASR Agreement was funded with $750.0 million of borrowings under the ABL Facility. Pursuant to the ASR Agreement, on October 15, 2025, we paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the ASR Agreement. Final settlement of the ASR Agreement occurred during the fourth quarter of fiscal 2025, and the Company received a final delivery of 7.3 million shares on January 8, 2026. The Company repurchased a total of 42.7 million shares under the ASR Agreement at an average price of $17.57 per share, based on the average of the volume-weighted average share price of the Company's common stock on specified dates during the term of the ASR Agreement, less a discount.

During fiscal 2025 and fiscal 2024, we repurchased an aggregate of 78.7 million shares and 4.1 million shares of our common stock for a total of $1,492.5 million and $82.5 million, respectively. We did not repurchase any shares of our common stock during fiscal 2023. On April 14, 2026, the Board authorized an increase to the remaining share repurchase authorization of $900 million, resulting in a total remaining authorization of $2.0 billion as of April 14, 2026.

Liquidity and Factors Affecting Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $6.0 billion to $6.5 billion. This includes $425.0 million related to the outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, operating leases, finance leases, legal settlements, quarterly dividends on Class A common stock and common stock repurchases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

The table below presents our material cash requirements as of February 28, 2026 (in millions):

	Payments Due Per Fiscal Year (1)
	Total	2026	2027-2028	2029-2030	Thereafter
Long-term debt (2)	$8,626.8	$485.1	$950.6	$2,874.9	$4,316.2
Estimated interest on long-term debt (3)	2,505.9	473.0	836.8	633.7	562.4
Operating leases (4)	8,751.4	1,038.5	2,041.7	1,663.5	4,007.7
Finance leases (4)	610.1	72.8	133.5	103.9	299.9
Other obligations (5)	2,538.0	545.5	727.9	381.2	883.4
Purchase obligations (6)	566.2	181.5	151.0	57.1	176.6
Total contractual obligations	$23,598.4	$2,796.4	$4,841.5	$5,714.3	$10,246.2
(1) The cash requirements table excludes funding of pension and other postretirement benefit obligations, which totaled $56.9 million in fiscal 2025 and is expected to total approximately $50 million in fiscal 2026. This table also excludes recurring contributions under various multiemployer pension plans, which totaled $583.3 million in fiscal 2025 and is expected to total approximately $610 million in fiscal 2026.
(2) Long-term debt amounts exclude any debt discounts and deferred financing costs. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 5" for additional information.
(3) Amounts include contractual interest payments using the stated fixed interest rate or the variable interest rate in effect as of February 28, 2026. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 5" for additional information.
(4) Represents the minimum rents payable under operating and finance leases, excluding common area maintenance, insurance or tax payments, for which we are obligated.
(5) Consists of self-insurance liabilities, which have not been reduced by insurance-related receivables, as well as payment obligations related to withdrawal liabilities. The table also includes expected cash outflows related to the Opioid Settlement Framework estimated liability. The table excludes the unfunded pension and postretirement benefit obligation of $98.8 million. The potential settlement payments related to unrecognized tax benefits have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Also excludes deferred tax liabilities and certain other deferred liabilities that will not be settled in cash.
(6) Purchase obligations include various obligations that have specified purchase commitments. As of February 28, 2026, future purchase obligations primarily relate to energy, fixed asset, information technology and marketing commitments, including fixed price contracts. In addition, not included in the contractual obligations table are supply contracts to purchase product for resale to consumers which are typically of a short-term nature with limited or no purchase commitments. We also enter into supply contracts which typically include either volume commitments or fixed expiration dates, termination provisions and other customary contractual considerations. The supply contracts that are cancelable have not been included above.

Multiemployer Pension Plans

We currently contribute to 28 multiemployer pension plans for a substantial majority of employees represented by unions pursuant to collective bargaining agreements that require us to contribute to these plans. The benefits are paid from assets held in trust for that purpose and the respective plan trustees are responsible for determining the level of benefits to be provided to participants, the management of the plan assets and plan administration. We continue to monitor any potential exposure to underfunded multiemployer plans for our associates who are beneficiaries of these plans.

Based on an assessment of the most recent information available, we believe that a majority of the multiemployer plans to which we contribute are underfunded, which is the amount by which the actuarial determined plan liabilities exceed the value of the plan assets. We are only one of many employers that contribute to these plans, and we are neither obligated to fund nor act as a guarantor of any plan's underfunded status. Accordingly, the underfunding of these plans does not represent a liability of the Company.

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

Of the 28 multiemployer plans to which we contribute, 16 plans are classified as "Critical" or "Critical and Declining" and eligible for relief under the special financial assistance program through the ARP Act. A substantial majority of the eligible multiemployer plans have either received, or have been approved to receive, special financial assistance funds, which have already resulted in, or are expected to result in, a significant reduction in the underfunding of these plans. Based on current expectations and the plans' funding status, we expect the special financial assistance provided under these regulations will allow these plans to remain solvent for at least the next 30 years and continue to provide benefits to our associates who are beneficiaries of these multiemployer plans.

The amount of underfunding is an estimate and may change based on factors including investment returns on plan assets, benefit payments, plan amendments, collective bargaining, trustee actions, or legislative changes. The Company's share of the underfunding could increase or decrease depending on changes in asset values, employer participation, or other actions affecting the plans. The Company continues to monitor its potential exposure to underfunded multiemployer pension plans.

We will continue to make our contributions based on collective bargaining agreements for each of the multiemployer plans to which we contribute. Our contributions to multiemployer plans were $583.3 million, $547.7 million and $545.5 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and we expect to contribute approximately $610 million in fiscal 2026. In the event we were to exit certain markets or otherwise cease contributing to certain multiemployer plans, such actions could result in a substantial withdrawal liability. Any resulting withdrawal liability is recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Refer to "Part II—Item 8. Financial Statements and Supplementary Data—Note 10" for additional information.

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

Letters of Credit

We had letters of credit of $12.7 million outstanding as of February 28, 2026. The letters of credit are maintained primarily to support our performance, payment, deposit or surety obligations. We typically pay bank fees of 1.25% plus a fronting fee of 0.125% on the face amount of the letters of credit.

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

Contingencies

We are involved in a number of legal proceedings and certain regulatory matters. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an estimated liability could materially change. If a loss or change in the estimated liability has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the nature of the uncertainty and estimate of possible loss or range of loss to the extent such estimate can be made. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and whether a reasonable estimate of the loss can be made. The assessment of the outcome of litigation can be very difficult to predict as it is subject to legal processes that are highly complex, subject to many factors, including those that are not within our control, and highly dependent on individual facts and circumstances. While management currently believes that the estimated liabilities currently recorded are reasonable, it remains possible that differences in actual outcomes or changes in management's evaluation or predictions could arise that could be material to our financial condition, results of operations or cash flows. In addition, although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in "Part II—Item 8. Financial Statements and Supplementary Data—Note 12" and have not recorded an associated estimated liability related to these matters, an adverse judgment or negotiated settlement in these matters could be material to our financial condition, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and energy prices. We have from time to time selectively used derivative financial instruments to reduce these market risks. Our market risk exposures related to interest rates and energy prices are discussed below.

Interest Rate Risk and Long-Term Debt

We are exposed to market risk from fluctuations in interest rates. From time to time, we manage our exposure to interest rate fluctuations through the use of interest rate swaps. At the time of entering into interest rate swap contracts, our risk management objective and strategy is to utilize them to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. All of our interest rate swaps expired in March 2023. Our exposure to changes in Term SOFR primarily relates to our ABL Facility which had a $425.0 million outstanding balance as of February 28, 2026. Therefore, we estimate that a 100 basis point increase on our variable interest rates would increase our interest expense by approximately $4 million per year.

The table below provides information about debt instruments that are sensitive to changes in interest rates, and presents principal amounts due and related weighted average interest rates by expected maturity dates (dollars in millions):

	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate - Principal payments	$60.1	$906.6	$44.0	$2,477.9	$397.0	$4,316.2	$8,201.8	$8,224.9
Weighted average interest rate (1)	7.76%	6.64%	6.60%	4.26%	7.74%	5.80%	5.54%
Variable Rate - Principal payments	$425.0	$—	$—	$—	$—	$—	$425.0	$425.0
Weighted average interest rate (1)	4.92%	0%	0%	0%	0%	0%	4.92%
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 28, 2026 and February 22, 2025, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity, for the 53 weeks ended February 28, 2026, the 52 weeks ended February 22, 2025, and the 52 weeks ended February 24, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and February 22, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the Company's self‑insurance liabilities for general liability and workers' compensation as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management, and changes in actuarial assumptions could have a significant impact on management's estimate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self‑insurance liabilities were appropriately recorded as of February 28, 2026.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's self‑insurance liabilities for general liability and workers' compensation included the following, among others:

•We tested the effectiveness of controls related to these self‑insurance liabilities, including management's controls over the projection of settlement value of reported and unreported claims; management's controls over the review of the actuarial report; and evaluation of the external actuarial expert's qualifications, competency, and objectivity and evaluation of the underlying data sent to the external actuary.
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
–With the assistance of our actuarial specialists, we:
◦Compared our independent estimate of prior year expected loss development to actual losses incurred during the current year and assessed the consistency of management's updated estimates to identify potential bias in their determination of self-insurance liabilities.
◦Developed an independent estimated range of actuarial liabilities for these self-insurance liabilities and compared our estimates to management's estimates.
◦Evaluated the qualifications of the Company’s external actuary by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.
/s/ Deloitte & Touche LLP

Boise, Idaho
April 27, 2026

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Albertsons Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Albertsons Companies, Inc. and subsidiaries (the "Company") as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2026, of the Company and our report dated April 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boise, Idaho
April 27, 2026

Albertsons Companies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	February 28, 2026	February 22, 2025
ASSETS
Current assets
Cash and cash equivalents	$198.6	$293.6
Receivables, net	932.6	834.8
Inventories, net	5,173.9	4,989.0
Prepaid assets	368.1	338.8
Other current assets	42.5	102.8
Total current assets	6,715.7	6,559.0

Property and equipment, net	9,903.7	9,811.0
Operating lease right-of-use assets	6,102.4	6,153.4
Intangible assets, net	2,156.1	2,318.0
Goodwill	1,201.0	1,201.0
Other assets	687.0	713.3
TOTAL ASSETS	$26,765.9	$26,755.7

LIABILITIES
Current liabilities
Accounts payable	$4,021.2	$4,092.7
Accrued salaries and wages	1,348.3	1,345.2
Current maturities of long-term debt and finance lease obligations	534.0	57.6
Current operating lease obligations	736.7	705.5
Current portion of self-insurance liability	385.7	374.0
Taxes other than income taxes	377.8	393.9
Other current liabilities	420.3	282.1
Total current liabilities	7,824.0	7,251.0

Long-term debt and finance lease obligations	8,412.6	7,762.5
Long-term operating lease obligations	5,613.6	5,657.2
Deferred income taxes	630.6	824.1
Long-term self-insurance liability	917.6	922.1
Other long-term liabilities	1,531.3	952.9

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value; 1,750,000 shares authorized, no shares issued and outstanding as of February 28, 2026 and February 22, 2025	—	—
Series A-1 convertible preferred stock, $0.01 par value; 1,410,000 shares authorized, no shares issued and outstanding as of February 28, 2026 and February 22, 2025	—	—

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $0.01 par value; 96,840,000 shares authorized, no shares issued as of February 28, 2026 and February 22, 2025	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 600,734,693 and 597,964,926 shares issued as of February 28, 2026 and February 22, 2025, respectively	6.0	6.0
Class A-1 convertible common stock, $0.01 par value; 150,000,000 shares authorized, no shares issued as of February 28, 2026 and February 22, 2025	—	—
Additional paid-in capital	2,219.4	2,184.0
Treasury stock, at cost, 101,191,791 and 22,522,934 shares held as of February 28, 2026 and February 22, 2025, respectively	(1,850.5)	(386.7)
Accumulated other comprehensive income	83.2	94.7
Retained earnings	1,378.1	1,487.9
Total stockholders' equity	1,836.2	3,385.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,765.9	$26,755.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)

.9

	53 weeks ended February 28, 2026	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024
Net sales and other revenue	$83,172.5	$80,390.9	$79,237.7
Cost of sales	60,565.8	58,135.3	57,192.0
Gross margin	22,606.7	22,255.6	22,045.7

Selling and administrative expenses	21,891.3	20,613.7	19,932.9
(Gain) loss on property dispositions and impairment losses, net	(12.2)	95.8	43.9
Operating income	727.6	1,546.1	2,068.9

Interest expense, net	504.2	459.8	492.1
Other income, net	(44.4)	(43.4)	(12.2)
Income before income taxes	267.8	1,129.7	1,589.0

Income tax expense	50.4	171.1	293.0
Net income	$217.4	$958.6	$1,296.0

Other comprehensive income (loss), net of tax:
Recognition of pension (loss) gain	(10.2)	4.9	15.8
Other	(1.3)	1.8	2.9
Other comprehensive (loss) income	$(11.5)	$6.7	$18.7

Comprehensive income	$205.9	$965.3	$1,314.7

Net income per Class A common share:
Basic net income per Class A common share	$0.40	$1.65	$2.25
Diluted net income per Class A common share	0.40	1.64	2.23
Weighted average Class A common shares outstanding:
Basic	545.2	580.1	575.4
Diluted	547.2	583.8	581.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	53 weeks ended February 28, 2026	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024
Cash flows from operating activities:
Net income	$217.4	$958.6	$1,296.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on property dispositions and impairment losses, net	(12.2)	95.8	43.9
Depreciation and amortization	1,913.7	1,817.9	1,779.0
Operating lease right-of-use assets amortization	727.2	681.2	665.2
LIFO expense	66.0	28.6	52.0
Deferred income tax	(208.7)	(105.1)	(112.6)
Pension and post-retirement benefits (income) expense	(28.4)	8.7	(2.9)
Contributions to pension and post-retirement benefit plans	(56.9)	(91.3)	(18.3)
Deferred financing costs	24.5	16.3	15.6
Equity-based compensation expense	95.5	106.2	104.5
Other operating activities	20.1	(26.0)	1.4
Changes in operating assets and liabilities:
Receivables, net	(96.9)	(113.8)	(36.3)
Inventories, net	(250.9)	(72.4)	(215.3)
Accounts payable, accrued salaries and wages and other accrued liabilities	12.8	(170.1)	100.5
Operating lease liabilities	(705.2)	(673.0)	(654.1)
Pension withdrawal liabilities	(18.6)	(15.5)	(88.7)
Self-insurance assets and liabilities	5.6	45.9	30.6
Other operating assets and liabilities	661.7	188.6	(301.0)
Net cash provided by operating activities	2,366.7	2,680.6	2,659.5

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(1,839.4)	(1,931.2)	(2,031.3)
Proceeds from sale of assets	109.5	31.4	217.6
Other investing activities	50.5	8.0	67.0
Net cash used in investing activities	(1,679.4)	(1,891.8)	(1,746.7)

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	53 weeks ended February 28, 2026	52 weeks ended February 22, 2025	52 weeks ended February 24, 2024
Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	$4,671.5	$50.0	$150.0
Payments on long-term borrowings, including ABL facility	(3,510.6)	(250.9)	(950.8)
Payments of obligations under finance leases	(51.0)	(60.6)	(69.3)
Payments for debt financing costs	(54.7)	—	—
Dividends paid on common stock	(322.7)	(295.1)	(276.2)
Treasury stock purchase, at cost	(1,478.2)	(82.5)	—
Employee tax withholding on vesting of restricted stock units	(36.5)	(45.0)	(38.8)
Other financing activities	—	—	1.7
Net cash used in financing activities	(782.2)	(684.1)	(1,183.4)

Net (decrease) increase in cash and cash equivalents and restricted cash	(94.9)	104.7	(270.6)
Cash and cash equivalents and restricted cash at beginning of period	297.9	193.2	463.8
Cash and cash equivalents and restricted cash at end of period	$203.0	$297.9	$193.2

Reconciliation of capital investments:
Payments for property, equipment and intangibles, including payments for lease buyouts	$(1,839.4)	$(1,931.2)	$(2,031.3)
Lease buyouts	5.8	3.7	(5.3)
Total payments for capital investments, excluding lease buyouts	$(1,833.6)	$(1,927.5)	$(2,036.6)

Supplemental cash flow information:
Non-cash investing and financing activities were as follows:
Additions of finance lease obligations	$45.3	$42.9	$21.6
Purchases of property and equipment included in accounts payable	269.7	324.8	246.8
Interest and income taxes paid:
Interest paid, net of amount capitalized	448.4	444.3	484.2
Income taxes paid	255.6	168.4	405.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except share data)

	Class A Common Stock		Additional paid in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 25, 2023	590,968,600	$5.9	$2,072.7	21,300,945	$(352.2)	$69.3	$(185.0)	$1,610.7
Equity-based compensation	—	—	91.5	—	—	—	—	91.5
Shares issued and employee tax withholding on vesting of restricted stock units	3,476,668	—	(38.8)	—	—	—	—	(38.8)
Convertible preferred stock conversions	—	—	—	(2,903,200)	48.0	—	(2.3)	45.7
Cash dividends declared on common stock ($0.48 per common share)	—	—	—	—	—	—	(276.2)	(276.2)
Net income	—	—	—	—	—	—	1,296.0	1,296.0
Other comprehensive income, net of tax	—	—	—	—	—	18.7	—	18.7
Other activity	—	—	4.2	—	—	—	(4.3)	(0.1)
Balance as of February 24, 2024	594,445,268	5.9	2,129.6	18,397,745	(304.2)	88.0	828.2	2,747.5
Equity-based compensation	—	—	99.5	—	—	—	—	99.5
Shares issued and employee tax withholding on vesting of restricted stock units	3,519,658	0.1	(45.0)	—	—	—	—	(44.9)
Repurchase of common stock	—	—	—	4,118,733	(82.5)	—	—	(82.5)
Cash dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(295.1)	(295.1)
Net income	—	—	—	—	—	—	958.6	958.6
Other comprehensive income, net of tax	—	—	—	—	—	6.7	—	6.7
Other activity	—	—	(0.1)	6,456	—	—	(3.8)	(3.9)
Balance as of February 22, 2025	597,964,926	6.0	2,184.0	22,522,934	(386.7)	94.7	1,487.9	3,385.9
Equity-based compensation	—	—	96.1	—	—	—	—	96.1
Shares issued and employee tax withholding on vesting of restricted stock units	2,769,767	—	(36.5)	—	—	—	—	(36.5)
Repurchase of common stock	—	—	(28.7)	78,668,857	(1,463.8)	—	—	(1,492.5)
Cash dividends declared on common stock ($0.60 per common share)	—	—	—	—	—	—	(322.7)	(322.7)
Net income	—	—	—	—	—	—	217.4	217.4
Other comprehensive loss, net of tax	—	—	—	—	—	(11.5)	—	(11.5)
Other activity	—	—	4.5	—	—	—	(4.5)	—
Balance as of February 28, 2026	600,734,693	$6.0	$2,219.4	101,191,791	$(1,850.5)	$83.2	$1,378.1	$1,836.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertsons Companies, Inc. and its subsidiaries (the "Company" or "ACI") is a food and drug retailer that, as of February 28, 2026, operated 2,244 retail stores together with 405 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms. The Company's retail food businesses and in-store pharmacies operate throughout the United States (U.S.) under 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market. The Company has no separate assets or liabilities other than its investments in its subsidiaries, and all of its business operations are conducted through its operating subsidiaries.

Basis of Presentation

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and accounts have been eliminated in consolidation for all periods presented.

Significant Accounting Policies

Fiscal year: The Company's fiscal year ends on the last Saturday in February. Unless the context otherwise indicates, reference to a fiscal year of the Company refers to the calendar year in which such fiscal year commences. The Company's first quarter consists of 16 weeks, the second, third and fourth quarters generally each consist of 12 weeks, and the fiscal year generally consists of 52 weeks. For the fiscal year ended February 28, 2026, the fourth quarter consisted of 13 weeks, and the fiscal year consisted of 53 weeks. For each of the prior years presented, the fiscal year consisted of 52 weeks.

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

Cash and cash equivalents: Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase and outstanding deposits related to credit and debit card sales transactions that settle within a few days. Cash and cash equivalents related to credit and debit card transactions were $591.1 million and $570.8 million as of February 28, 2026 and February 22, 2025, respectively. The Company has cash and cash equivalents that are in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and it does not anticipate incurring any losses, the Company cannot be assured that it will not experience losses on its cash and cash equivalents.

Restricted cash: Restricted cash is included in Other current assets and Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $4.4 million and $4.3 million of restricted cash as of February 28, 2026 and February 22, 2025, respectively.

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

As of February 28, 2026, and February 22, 2025, approximately 87.1% and 86.2%, respectively, of the Company's inventories were valued under the last-in, first-out ("LIFO") method. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any LIFO adjustment. Under the retail inventory method, inventory cost is determined, before the application of any LIFO adjustment, by applying a cost-to-retail ratio to various categories of similar items to the retail value of those items. Under the cost method, the most recent purchase cost is used to determine the cost of inventory before the application of any LIFO adjustment. Replacement or current cost was higher than the carrying amount of inventories valued using LIFO by $732.0 million and $666.0 million as of February 28, 2026 and February 22, 2025, respectively. During fiscal 2025, fiscal 2024 and fiscal 2023, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2025, fiscal 2024 and fiscal 2023 purchases. As a result, cost of sales decreased by $4.6 million, $0.9 million and $19.0 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Cost for the remaining inventories, which consists primarily of certain perishable and fuel inventories, was determined using the most recent purchase cost, which approximates the first-in, first-out ("FIFO") method. Perishables are counted every four weeks and are carried at the last purchased cost which approximates FIFO cost. Fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records inventory shortages based on actual physical counts at its facilities and also provides allowances for inventory shortages for the period between the last physical count and the balance sheet date.

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

Cloud computing arrangements that are service contracts: The Company enters into hosted cloud computing arrangements that are considered to be service contracts and capitalizes certain development costs related to implementing the cloud computing arrangement. As of February 28, 2026 and February 22, 2025, the Company had capitalized implementation costs of $198.9 million and $246.9 million, respectively, included in Other assets. The Company amortizes the costs over the related service contract period of the hosting arrangement. Amortization expense for implementation costs was $86.5 million, $80.7 million and $80.5 million for fiscal 2025, fiscal 2024 and fiscal 2023 respectively, and is included within Selling and administrative expenses. In fiscal 2025 and fiscal 2023, there was $5.0 million and $23.4 million of impairment and disposal losses, respectively, related to capitalized implementation costs, recorded as a component of (Gain) loss on property dispositions and impairment losses, net. In fiscal 2024, there were no impairment and disposal losses related to capitalized implementation costs.

Goodwill: Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in fiscal 2025, the Company determined that there was no goodwill impairment.

Equity method investments: Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below carrying value. If there is a decline that is other-than-temporary, the investment is written down to fair value. As of February 28, 2026 and February 22, 2025, the Company had equity method investments of $83.1 million and $82.3 million, respectively, included in Other assets. Equity in earnings from unconsolidated affiliates is included in Other income, net, including income of $0.8 million and $4.1 million in fiscal 2025 and fiscal 2024, respectively, and losses of $8.7 million in fiscal 2023.

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

Other investments: Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with realized and unrealized gains and losses included in Other income, net. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with realized and unrealized gains and losses included in Other income, net. As of February 28, 2026, the Company had other investments of $38.7 million, included in Other assets. As of February 22, 2025 the Company had other investments of $26.0 million, included in Other current assets, and $50.8 million, included in Other assets. Net realized and unrealized losses were $6.3 million and $1.3 million for fiscal 2025 and fiscal 2023, respectively. Net realized and unrealized gains were $34.9 million for fiscal 2024.

Company-Owned life insurance policies ("COLI"): The Company has COLI policies that have a cash surrender value. The Company has loans against these policies. The Company has no intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. As of February 28, 2026 and February 22, 2025, the cash surrender values of the policies were $142.4 million and $138.1 million, and the balances of the policy loans were $85.3 million and $83.1 million, respectively. The net balance of the COLI policies is included in Other assets.

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

The Company had reinsurance receivables of $19.4 million and $19.1 million recorded within Receivables, net and $39.5 million and $38.2 million recorded within Other assets as of February 28, 2026 and February 22, 2025, respectively. The self-insurance liabilities and related reinsurance receivables are recorded gross.

Changes in self-insurance liabilities consisted of the following (in millions):

	February 28, 2026	February 22, 2025
Beginning balance	$1,296.1	$1,267.6
Expense, net of actuarial adjustments	456.0	402.5
Claim payments	(448.8)	(374.0)
Ending balance	1,303.3	1,296.1
Less current portion	(385.7)	(374.0)
Long-term portion	$917.6	$922.1

Benefit plans and Multiemployer plans: Substantially all of the Company's employees are covered by various contributory and non-contributory pension, multiemployer retirement, profit sharing or 401(k) plans, in addition to sponsored defined benefit plans. Certain employees participate in a long-term retention incentive bonus plan. The Company also provides certain health and welfare benefits, including short-term and long-term disability benefits to inactive disabled employees prior to retirement.

The Company recognizes a liability for the underfunded status of the sponsored defined benefit plans as a component of Other long-term liabilities. Actuarial gains or losses and prior service costs or credits are recorded within Other comprehensive income (loss). The determination of the Company's obligation and related expense for its sponsored pensions and other post-retirement benefits is dependent, in part, on management's selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate and expected long-term rate of return on plan assets.

Most union employees participate in multiemployer retirement plans pursuant to collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. Pension expense for the multiemployer plans is recognized as contributions are made. In the event we were to exit certain markets or otherwise cease contributing to certain multiemployer plans, such actions could result in a withdrawal liability. Any resulting withdrawal liability is recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $519.8 million and $464.1 million as of February 28, 2026 and February 22, 2025, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided to customers by vendors, usually in the form of coupons, are not recognized as a reduction in sales, provided the coupons are redeemable at any retailer that accepts coupons. The Company recognizes revenue and records a corresponding receivable from the vendor for the difference between the sales prices and the cash received from the customer. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial in fiscal 2025 and fiscal 2024. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $126.2 million and $119.9 million as of February 28, 2026 and February 22, 2025, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$40,624.8	48.8%	$40,102.8	49.9%	$39,977.3	50.5%
Fresh (3)	26,024.2	31.3%	25,507.3	31.7%	25,442.7	32.1%
Pharmacy	11,414.9	13.7%	9,597.2	11.9%	8,240.0	10.4%
Fuel	3,803.0	4.6%	3,980.6	5.0%	4,396.7	5.5%
Other (4)	1,305.6	1.6%	1,203.0	1.5%	1,181.0	1.5%
Total (5)	$83,172.5	100.0%	$80,390.9	100.0%	$79,237.7	100.0%
(1) Digital related sales are included in the categories to which the revenue pertains.
(2) Consists primarily of general merchandise, grocery, dairy and frozen foods.
(3) Consists primarily of produce, meat, deli and prepared foods, bakery, floral and seafood.
(4) Consists primarily of wholesale sales to third parties, commissions, rental income, media advertising revenue and other miscellaneous revenue.
(5) Fiscal 2025 includes an estimated $1.4 billion of incremental Net sales and other revenue due to the additional 53rd week.

Cost of sales and vendor allowances: Cost of sales includes, among other things, purchasing and sourcing costs, inbound freight costs, product quality testing costs, warehousing and distribution costs, Own Brands program costs and digital-related delivery and handling costs.

The Company receives vendor allowances or rebates ("Vendor Allowances") for a variety of merchandising initiatives and buying activities. The terms of the Company's Vendor Allowances arrangements vary in length but are primarily expected to be completed within a quarter. The Company records Vendor Allowances as a reduction of Cost of sales when the associated products are sold. Vendor Allowances that have been earned as a result of completing the required performance under terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The reduction of inventory for these Vendor Allowances was $82.6 million and $71.7 million as of February 28, 2026 and February 22, 2025, respectively.

Advertising costs are included in Cost of sales and are expensed in the period the advertising occurs. Cooperative advertising funds are recorded as a reduction of Cost of sales when the advertising occurs. Advertising costs were $524.7 million, $530.0 million and $535.7 million, net of cooperative advertising allowances of $72.2 million, $62.3 million and $67.0 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

Recently adopted accounting standards: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU enhances disclosures within the income tax rate reconciliation and information disclosed related to income taxes paid. The Company adopted this ASU in fiscal 2025 on a retrospective basis for all periods presented. The adoption of this ASU resulted in additional required disclosures, which are included in Note 9 - Income Taxes.

Recently issued accounting standards: In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in millions):

	February 28, 2026	February 22, 2025
Land	$2,063.6	$2,094.6
Buildings	6,049.0	5,787.7
Property under construction	867.3	815.9
Leasehold improvements	3,079.4	2,861.1
Fixtures and equipment	9,894.2	8,948.0
Property and equipment under finance leases	571.4	617.9
Total property and equipment	22,524.9	21,125.2

Accumulated depreciation and amortization	(12,621.2)	(11,314.2)
Total property and equipment, net	$9,903.7	$9,811.0

Depreciation expense was $1,446.0 million, $1,353.7 million and $1,334.1 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Amortization expense related to finance lease assets was $40.6 million, $45.8 million and $51.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Fixed asset impairment losses of $22.1 million, $83.6 million and $0.9 million were recorded as a component of (Gain) loss on property dispositions and impairment losses, net in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

During fiscal 2025 and fiscal 2024, the Company identified certain stores with carrying values that exceeded their undiscounted cash flows, and recorded retail store impairment losses of $22.1 million and $53.9 million, respectively. During fiscal 2024, the Company also recorded impairment losses of $29.7 million primarily related to equipment from the closing of its micro-fulfillment centers.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in millions):

		February 28, 2026			February 22, 2025
	Estimated useful lives (Years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Trade names	40	$1,935.8	$(556.3)	$1,379.5	$1,935.8	$(507.7)	$1,428.1
Customer prescription files	5	1,446.4	(1,407.0)	39.4	1,441.0	(1,400.2)	40.8
Internally developed software	3 to 5	1,967.7	(1,316.5)	651.2	1,889.2	(1,127.5)	761.7
Other intangible assets (1)	3 to 6	45.2	(44.0)	1.2	44.7	(41.6)	3.1
Total finite-lived intangible assets		5,395.1	(3,323.8)	2,071.3	5,310.7	(3,077.0)	2,233.7
Liquor licenses and restricted covenants	Indefinite	84.8	—	84.8	84.3	—	84.3
Total intangible assets, net		$5,479.9	$(3,323.8)	$2,156.1	$5,395.0	$(3,077.0)	$2,318.0
(1) Other intangible assets includes covenants not to compete, specialty accreditation and licenses and patents.

Amortization expense for intangible assets was $340.6 million, $337.7 million and $312.7 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Estimated future amortization expense associated with the net carrying amount of intangibles with finite lives is as follows (in millions):

Fiscal Year	Amortization Expected
2026	$349.9
2027	243.7
2028	130.7
2029	75.0
2030	56.8
Thereafter	1,215.2
Total	$2,071.3

In fiscal 2025, fiscal 2024 and fiscal 2023, there were $14.2 million, $13.6 million and $39.9 million, respectively, of intangible asset impairment and disposal losses related to internally developed software recorded as a component of (Gain) loss on property dispositions and impairment losses, net.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The following table presents certain assets which are measured at fair value on a recurring basis as of February 28, 2026 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$13.7	$7.8	$5.9	$—
Non-current investments (2)	111.4	8.7	102.7	—
Derivative contracts (3)	3.4	—	3.4	—
Total	$128.5	$16.5	$112.0	$—

Liabilities:
Derivative contracts (3)	$0.1	$—	$0.1	$—
Total	$0.1	$—	$0.1	$—
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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of February 28, 2026, the fair value of total debt was $8,649.9 million compared to a carrying value of $8,626.8 million, excluding debt discounts and deferred financing costs. As of February 22, 2025, the fair value of total debt was $7,312.1 million compared to the carrying value of $7,452.4 million, excluding debt discounts and deferred financing costs.

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

The Company recorded long-lived asset impairment losses of $28.4 million, $104.2 million and $42.6 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

NOTE 5 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of February 28, 2026 and February 22, 2025, net of unamortized debt discounts of $37.9 million and $28.6 million, respectively, and deferred financing costs of $55.2 million and $31.6 million, respectively, consisted of the following (in millions):

	February 28, 2026	February 22, 2025
Senior Unsecured Notes due 2028 to 2034, interest rate range of 3.50% to 6.50%	$7,228.9	$6,517.0
New Albertsons L.P. Notes due 2026 to 2031, interest rate range of 6.52% to 8.70%	489.3	484.6
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.5	375.9
ABL Facility	425.0	—
Other financing obligations	14.0	14.7
Finance lease obligations (see Note 6)	412.9	427.9
Total debt	8,946.6	7,820.1
Less current maturities	(534.0)	(57.6)
Long-term portion	$8,412.6	$7,762.5

As of February 28, 2026, the future maturities of long-term debt, excluding finance lease obligations, debt discounts and deferred financing costs, consisted of the following (in millions):

2026	$485.1
2027	906.6
2028	44.0
2029	2,477.9
2030	397.0
Thereafter	4,316.2
Total	$8,626.8

The Company's amended and restated senior secured asset-based loan facility (as amended, the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the

Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to the Company's stockholders. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to the Company's stockholders. Notwithstanding the foregoing, the ABL Facility and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, if certain conditions are satisfied under the documentation governing the ABL Facility and the Senior Unsecured Notes. The Company was in compliance with all such covenants and provisions as of and for the fiscal year ended February 28, 2026.
ABL Facility

On August 27, 2025, the Company's existing ABL Facility, which provides for a $4,000.0 million senior secured revolving credit facility, was amended and restated to, among other things, extend the maturity date of the facility to August 27, 2030. The new ABL Facility has an interest rate of term SOFR plus a margin ranging from 1.25% to 1.50% and also provides for a letters of credit ("LOC") sub-facility of $1,500.0 million. The unused commitment fee is 0.25% per annum. As part of the amendment, the Company capitalized $12.6 million of deferred financing costs, recorded within Other assets, and wrote-off $1.4 million of unamortized deferred financing costs to Interest expense, net.

As of February 28, 2026, there was $425.0 million outstanding under the ABL Facility, and LOC issued under the LOC sub-facility were $12.7 million. As of February 22, 2025, there were no amounts outstanding under the ABL Facility, and LOC issued under the LOC sub-facility were $27.4 million.

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

Senior Unsecured Notes

On February 2, 2026, the Company and certain of its subsidiaries (the "Subsidiary Co-Issuers") completed the issuance of $1,200.0 million in aggregate principal amount of 5.625% senior unsecured notes due March 31, 2032 (the "2032 Notes") and $900.0 million in aggregate principal amount of additional 5.750% 2034 Notes, as defined below (the "Additional 2034 Notes" and together with the 2032 Notes, the "New Notes"). The Additional 2034 Notes were issued as "additional securities" under the indenture governing the outstanding 2034 Notes. The Additional 2034 Notes are treated as a single class with the outstanding 2034 Notes for all purposes and have the same terms as those of the outstanding 2034 Notes. The New Notes are guaranteed on a senior unsecured basis by all of the Company's existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2032 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, with the first payment commencing on July 15, 2026. Proceeds from the New Notes, together with approximately $20.7 million of cash on hand, were used to (i) redeem in full the $1,350.0 million outstanding of the Company's 4.625% senior unsecured notes due January 15, 2027 (the "2027 Notes Refinancing"), (ii) redeem in full the $750.0 million outstanding of the Company's 5.875% senior unsecured notes due February 15, 2028 (the "2028 Notes Refinancing" and together with the 2027 Notes Refinancing, the “Refinancing”); and (iii) pay fees and expenses related to the Refinancing and the issuance of the New Notes.

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
On March 11, 2025, the Company and the Subsidiary Co-Issuers completed the issuance of $600.0 million in aggregate principal amount of 6.250% senior unsecured notes due March 15, 2033 (the "2033 Notes"). The 2033 Notes are guaranteed on a senior unsecured basis by all of the Company's existing and future direct and indirect domestic subsidiaries (other than the Subsidiary Co-Issuers) that are obligors under the ABL Facility. Interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, and the first payment commenced on September 15, 2025. Proceeds from the 2033 Notes, together with approximately $5.7 million of cash on hand, were used to (i) redeem in full the $600.0 million outstanding of the Company's 7.500% senior unsecured notes due March 15, 2026 (the "March Refinancing") and (ii) pay fees and expenses related to the March Refinancing and the issuance of the 2033 Notes.

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

Deferred Financing Costs and Interest Expense, Net

Financing costs incurred to obtain all financing, except for ABL Facility financing, are recognized as a direct reduction from the carrying amount of the debt liability and are amortized over the term of the related debt using the effective interest method. Financing costs incurred to obtain ABL Facility financing are capitalized and amortized over the ABL Facility term using the straight-line method. Deferred financing costs associated with ABL Facility financing are included in Other assets and were $16.1 million and $9.5 million as of February 28, 2026 and February 22, 2025, respectively.

Interest expense, net consisted of the following (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
ABL Facility, senior secured and unsecured notes, and debentures	$454.6	$414.8	$446.9
Finance lease obligations	34.4	38.8	45.5
Amortization of deferred financing costs (1)	24.5	16.3	15.6
Other interest income, net	(9.3)	(10.1)	(15.9)
Interest expense, net	$504.2	$459.8	$492.1
(1) Fiscal 2025 includes $9.3 million of deferred financing costs expensed in connection with the refinancings.

NOTE 6 - LEASES

The components of total lease cost, net consisted of the following (in millions):

	Classification	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease cost (1)	Cost of sales and Selling and administrative expenses (3)	$1,167.1	$1,111.5	$1,082.8
Finance lease cost
Amortization of lease assets	Cost of sales and Selling and administrative expenses (3)	40.6	45.8	51.7
Interest on lease liabilities	Interest expense, net	34.4	38.8	45.5
Variable lease cost (2)	Cost of sales and Selling and administrative expenses (3)	483.1	465.8	456.3
Sublease income	Net sales and other revenue	(72.3)	(76.0)	(78.6)
Total lease cost, net		$1,652.9	$1,585.9	$1,557.7
(1) Includes short-term lease cost, which is immaterial.
(2) Represents variable lease costs for both operating and finance leases. Includes contingent rent expense and other non-fixed lease-related costs, including property taxes, common area maintenance and property insurance.
(3) Supply chain-related amounts are included in Cost of sales.

Balance sheet information related to leases as of February 28, 2026 and February 22, 2025 consisted of the following (in millions):

	Classification	February 28, 2026	February 22, 2025
Assets
Operating	Operating lease right-of-use assets	$6,102.4	$6,153.4
Finance	Property and equipment, net	287.9	288.0
Total lease assets		$6,390.3	$6,441.4

Liabilities
Current
Operating	Current operating lease obligations	$736.7	$705.5
Finance	Current maturities of long-term debt and finance lease obligations	48.9	57.0
Long-term
Operating	Long-term operating lease obligations	5,613.6	5,657.2
Finance	Long-term debt and finance lease obligations	364.0	370.9
Total lease liabilities		$6,763.2	$6,790.6

The following table presents cash flow information for leases (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,109.8	$1,070.1	$1,042.0
Operating cash flows from finance leases	34.4	38.8	45.5
Financing cash flows from finance leases	51.0	60.6	69.3
Right-of-use assets obtained in exchange for operating lease obligations	689.6	868.6	773.0
Right-of-use assets obtained in exchange for finance lease obligations	41.6	41.3	22.6
Impairment of right-of-use operating lease assets	6.3	7.0	1.8

The following table presents the weighted average lease term and discount rate for leases:

	February 28, 2026	February 22, 2025
Weighted average remaining lease term - operating leases	9.9 years	10.2 years
Weighted average remaining lease term - finance leases	10.5 years	9.7 years
Weighted average discount rate - operating leases	6.4%	6.4%
Weighted average discount rate - finance leases	8.7%	9.2%

Future minimum lease payments for operating and finance lease obligations as of February 28, 2026 consisted of the following (in millions):

	Lease Obligations
Fiscal year	Operating Leases	Finance Leases
2026	$1,038.5	$72.8
2027	1,060.8	70.9
2028	980.9	62.6
2029	880.1	54.3
2030	783.4	49.6
Thereafter	4,007.7	299.9
Total future minimum obligations	8,751.4	610.1
Less interest	(2,401.1)	(197.2)
Present value of net future minimum lease obligations	6,350.3	412.9
Less current portion	(736.7)	(48.9)
Long-term obligations	$5,613.6	$364.0

The Company subleases certain property to third parties. Future minimum tenant operating lease payments remaining under these non-cancelable operating leases as of February 28, 2026 was $260.7 million.

NOTE 7 - STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

Common Stock

On June 8, 2020, the Company amended and restated its certificate of incorporation to authorize 1,150,000,000 shares of common stock, par value $0.01 per share, of which 1,000,000,000 shares were classified as Class A common stock ("Class A common stock") and 150,000,000 shares were classified as Class A-1 convertible common stock ("Class A-1 common stock"). As of February 28, 2026, there were 600,734,693 and 499,542,902 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding. As of February 22, 2025, there were 597,964,926 and 575,441,992 shares of Class A common stock issued and outstanding, respectively, and no shares of Class A-1 common stock issued or outstanding.

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

The Company has established a dividend policy pursuant to which the Company intends to pay a quarterly dividend on its Class A common stock. The Company paid cash dividends on its Class A common stock of $322.7 million during fiscal 2025, $295.1 million during fiscal 2024 and $276.2 million during fiscal 2023. On April 14, 2026 subsequent to the end of fiscal 2025, the Company announced that the Board of Directors (the "Board") increased the quarterly cash dividend 13% from $0.15 per common share to $0.17 per common share. Also on April 14, 2026, the Company announced the next quarterly dividend payment of $0.17 per share of Class A common stock to be paid on May 8, 2026 to stockholders of record as of the close of business on April 24, 2026. Future dividends will be made at the discretion of the Board and will depend on, among other things, general and economic conditions, industry standards, the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, restrictions under the documentation governing certain of the Company's indebtedness, including the ABL Facility and Senior Unsecured Notes, capital requirements, regulations and contractual, legal, tax and regulatory restrictions, and such other factors as the Board may deem relevant.

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

The terms of the Series A preferred stock were substantially identical to the terms of the Series A-1 preferred stock, except that the Series A preferred stock voted together with Class A common stock on an as-converted basis, but the Series A-1 preferred stock could not vote with Class A common stock on an as converted basis. The Convertible

Preferred Stock, with respect to dividend rights and/or distribution rights upon the liquidation, winding-up or dissolution, as applicable, ranked senior to each class of common stock and junior to existing and future indebtedness and other liabilities. As of February 28, 2026 and February 22, 2025, no shares of Convertible Preferred Stock were outstanding.

Treasury Stock

On October 14, 2025, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, National Association ("JPMorgan") to repurchase $750 million of shares of the Company's common stock. The ASR Agreement was funded with $750.0 million of borrowings under the ABL Facility. Also on October 14, 2025, the Company announced that the Board authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion, inclusive of the ASR Agreement. The $2.75 billion share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. Pursuant to the ASR Agreement, on October 15, 2025, the Company paid JPMorgan $750.0 million in cash and received an initial delivery of 35.4 million shares of common stock with a value equal to $600.0 million as of the date the ASR Agreement was executed, representing an estimated 80% of the total shares initially underlying the ASR Agreement. Final settlement of the ASR Agreement occurred during the fourth quarter of fiscal 2025, and the Company received a final delivery of 7.3 million shares on January 8, 2026. The Company repurchased a total of 42.7 million shares under the ASR Agreement at an average price of $17.57 per share, based on the average of the volume-weighted average share price of the Company's common stock on specified dates during the term of the ASR Agreement, less a discount.

As part of the share repurchase program during fiscal 2025 and fiscal 2024, the Company, through a series of open-market transactions and the ASR Agreement, repurchased 78,668,857 shares and 4,118,733 shares of its common stock for an aggregate purchase price of $1,492.5 million and $82.5 million, respectively. There were no repurchases of the Company's common stock during fiscal 2023. On April 14, 2026, subsequent to the end of fiscal 2025, the Board authorized an increase to the remaining share repurchase authorization of $900 million, resulting in a total remaining authorization of $2.0 billion as of April 14, 2026.

During fiscal 2023, the Company reissued 2,903,200 shares of treasury stock, at cost, upon conversion of approximately 50,000 shares of Convertible Preferred Stock into Class A common stock. Shares of treasury stock are reissued based on specific identification.

NOTE 8 - EQUITY-BASED COMPENSATION

The Company maintains the Albertsons Companies, Inc. 2020 Omnibus Incentive Plan and the Albertsons Companies, Inc. Restricted Stock Unit Plan (the "Equity Plans"). Under the Equity Plans, subsequent to the IPO, 43.6 million shares of Class A common stock have been authorized for issuance as equity awards. As of February 28, 2026, 22.7 million shares of Class A common stock remained available for future awards.

Under the Equity Plans, the Company recognizes equity-based compensation expense for RSUs and RSAs granted to employees and non-employee directors. Upon vesting, RSUs and RSAs will be settled in shares of the Company's Class A common stock. RSUs generally vest over three years from the grant date, based on a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds, and RSAs generally vest over five years from the grant date, with 50% based solely on a service period and 50% upon a service period and achievement of certain performance-based thresholds. For performance-based RSUs ("PBRSUs") granted in fiscal 2025, the number of shares of the Company's Class A common stock to be received at vesting can be adjusted within a predetermined range based on the Company's achieved performance for fiscal 2025 relative to the fiscal 2025 performance target. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company also had liability classified awards that settled in cash upon vesting.

Equity-based compensation expense recognized in the Consolidated Statements of Operations, net of forfeitures, was as follows (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
RSUs	$96.1	$99.3	$88.3
RSAs	—	0.2	3.2
Liability-classified awards	(0.6)	6.7	13.0
Total equity-based compensation expense	$95.5	$106.2	$104.5
Total related tax benefit	$14.4	$14.7	$19.5

During fiscal 2025, the Company issued 6.0 million RSUs to its employees and directors, of which 4.6 million shares were granted for accounting purposes. The 4.6 million issued and granted awards consist of 3.9 million RSUs that have solely time-based vesting and 0.7 million PBRSUs that were granted upon the establishment of the fiscal 2025 performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Additionally, 1.6 million previously issued PBRSUs were granted in fiscal 2025 upon the establishment of the fiscal 2025 annual performance target and that would vest upon both the achievement of such performance target and continued service through the vesting period. Also, 0.4 million PBRSUs were adjusted in fiscal 2025 related to previously issued awards based on actual fiscal 2024 performance relative to the fiscal 2024 performance target. The 6.2 million RSUs granted in fiscal 2025 have an aggregate grant date value of $131.8 million. The aggregate grant date value of RSUs granted was $111.6 million and $129.5 million in fiscal 2024 and fiscal 2023, respectively.

The following summarizes the activity of RSUs during fiscal 2025:

	Time-Based		Performance-Based
	Number of shares (in millions)	Weighted average grant date fair value	Number of shares (in millions)	Weighted average grant date fair value
Unvested, February 22, 2025	3.3	$20.18	4.2	$20.45
Granted	3.9	21.04	2.3	21.62
Performance adjustment (1)	—	—	(0.4)	19.98
Vested	(2.8)	20.75	(1.7)	21.33
Forfeited or cancelled	(0.5)	20.49	(0.6)	20.55
Unvested, February 28, 2026	3.9	$20.66	3.8	$20.70
(1) Represents the adjustment of PBRSUs based on actual fiscal 2024 performance relative to the fiscal 2024 performance target. Does not include the adjustment to PBRSUs based on actual fiscal 2025 performance relative to the fiscal 2025 performance target, although these shares have been estimated and included in the determination of equity-based compensation expense and the calculation of diluted net income per common share for fiscal 2025.

During fiscal 2025, fiscal 2024 and fiscal 2023, the aggregate fair value of RSUs and RSAs that vested was $86.5 million, $121.7 million and $119.2 million, respectively. The number of RSUs and RSAs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of February 28, 2026, the Company had $62.3 million of unrecognized compensation cost related to 7.7 million unvested granted RSUs. That cost is expected to be recognized over a weighted average period of 1.6 years. As of February 28, 2026, there was no unrecognized compensation costs related to RSAs or liability-classified awards.

Upon the establishment of the annual performance target for fiscal 2026 and fiscal 2027, the remaining 1.9 million issued PBRSUs will be granted for accounting purposes. As of February 28, 2026, there are no performance-based RSAs that have not been granted for accounting purposes.

NOTE 9 - INCOME TAXES

The components of income tax expense consisted of the following (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current
Federal (1)	$206.4	$228.9	$348.2
State (2)	51.3	46.0	56.4
Foreign	1.4	1.3	1.0
Total Current	259.1	276.2	405.6

Deferred
Federal	(174.2)	(11.8)	(83.1)
State	(34.0)	(92.9)	31.7
Foreign	(0.5)	(0.4)	(61.2)
Total Deferred	(208.7)	(105.1)	(112.6)
Income tax expense	$50.4	$171.1	$293.0
(1) Federal current tax expense is net of $0.3 million, $0.3 million and $0.3 million tax benefit of net operating losses ("NOL") in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
(2) There were no state tax benefits of NOLs in fiscal 2025 and fiscal 2023. In fiscal 2024, state current tax expense is net of $1.0 million tax benefit of NOLs.

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21.0% to Income before income taxes was attributable to the following (in millions):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal tax at statutory rate	$56.2	21.0%	$237.3	21.0%	$333.7	21.0%
State and local income taxes, net of federal income tax effect (1)	10.4	3.9	51.9	4.6	66.3	4.2
Tax credits
Research and development credit	(11.9)	(4.4)	(12.9)	(1.1)	(20.6)	(1.3)
Employee tax credits	(8.5)	(3.2)	(12.3)	(1.1)	(20.6)	(1.3)
Other credits	(0.5)	(0.2)	(0.6)	(0.1)	(0.6)	—
Changes in federal valuation allowances	2.2	0.8	2.7	0.2	—	—
Non-taxable or non-deductible items
Non-deductible legal settlements (2)	20.4	7.6	—	—	—	—
Non-deductible executive compensation	11.0	4.1	10.1	0.9	10.1	0.6
Charitable donations	(12.2)	(4.6)	(12.7)	(1.1)	(12.7)	(0.8)
Other non-taxable or non-deductible items	1.6	0.6	2.6	0.2	6.6	0.4
Changes in unrecognized tax benefits	(9.2)	(3.4)	(95.2)	(8.4)	(67.3)	(4.2)
Other adjustments
Gain on purchase of transferable credits	(9.4)	(3.5)	—	—	(2.5)	(0.2)
Other	0.3	0.1	0.2	—	0.6	—
Income tax expense	$50.4	18.8%	$171.1	15.1%	$293.0	18.4%
(1) State taxes in California and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Represents the estimated future non-deductible payments related to the Opioid Settlement Framework. Refer to Note 12 for additional information.

The amounts of cash paid (refunds received) for income taxes was as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Federal	$214.7	$209.6	$321.2
California	15.8	(87.4)	20.7
Oregon	*	11.2	*
Illinois	*	10.0	*
Other States	23.7	23.7	62.5
Foreign	1.4	1.3	1.0
Net cash paid for income taxes	$255.6	$168.4	$405.4
* The disclosure threshold of 5% was applied separately to each year. Amounts for these jurisdictions are below the threshold for the period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following (in millions):

	February 28, 2026	February 22, 2025
Deferred tax assets:
Lease obligations	$1,768.2	$1,775.3
Self-Insurance	315.5	312.8
Compensation and benefits	199.9	192.2
Pension & postretirement benefits	181.3	194.5
Legal settlements (1)	176.2	—
Net operating loss	58.5	63.7
Tax credits	6.5	5.7
Other	83.1	71.3
Gross deferred tax assets	2,789.2	2,615.5
Less: valuation allowance	(61.9)	(63.7)
Total deferred tax assets	2,727.3	2,551.8

Deferred tax liabilities:
Operating lease assets	1,569.8	1,587.4
Depreciation and amortization	1,320.9	1,302.3
Inventories	382.7	401.7
Other	84.5	84.5
Total deferred tax liabilities	3,357.9	3,375.9

Net deferred tax liability	$(630.6)	$(824.1)

Noncurrent deferred tax asset	$—	$—
Noncurrent deferred tax liability	(630.6)	(824.1)
Total	$(630.6)	$(824.1)
(1) Represents the estimated future deductible payments related to the Opioid Settlement Framework. Refer to Note 12 for additional information.

The valuation allowance activity on deferred tax assets was as follows (in millions):

	February 28, 2026	February 22, 2025	February 24, 2024
Beginning balance	$63.7	$65.6	$102.3
Additions charged to income tax expense	2.7	5.1	6.0
Reductions credited to income tax expense	(1.4)	(1.9)	(2.8)
Changes to other comprehensive income or loss and other	(3.1)	(5.1)	(39.9)
Ending balance	$61.9	$63.7	$65.6

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of February 28, 2026, a valuation allowance of $61.9 million has been recorded for the portion of the deferred tax asset that is not more likely than not to be realized, consisting primarily of tax credits and carryovers in jurisdictions where the Company has minimal presence or does not expect to have future taxable income. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

The Company currently has federal and state NOL carryforwards of $14.8 million and $1,154.5 million, respectively, which will begin to expire in 2026 and continue through fiscal 2046. As of February 28, 2026, the Company had $6.5 million of state credit carryforwards, which will begin to expire in 2026 and continue through fiscal 2038. The Company had no federal credit carryforwards as of February 28, 2026. As of February 28, 2026, the Company has federal charitable contribution carryforwards of $23.3 million, which begin to expire in 2029 and continue through fiscal 2030.

Changes in the Company's unrecognized tax benefits consisted of the following (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning balance	$57.4	$178.8	$216.0
Increase related to tax positions taken in the current year	6.1	6.4	9.6
Decrease related to tax position taken in prior years	—	(111.8)	(0.9)
Decrease related to settlements with taxing authorities	—	(2.1)	(5.6)
Decrease related to lapse of statute of limitations	(2.3)	(13.9)	(40.3)
Ending balance	$61.2	$57.4	$178.8

Included in the balance of unrecognized tax benefits as of February 28, 2026, February 22, 2025 and February 24, 2024 are tax positions of $25.2 million, $22.4 million and $118.1 million, respectively, which would reduce the Company's effective tax rate if recognized in future periods. As of February 28, 2026, the Company is no longer subject to federal income tax examinations for the fiscal years prior to 2022 and in most states, is no longer subject to state income tax examinations for fiscal years before 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized expense related to interest and penalties, net of settlement adjustments, of $1.7 million for fiscal 2025 and a benefit of $2.7 million and $27.2 million for fiscal 2024 and fiscal 2023, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS AND COLLECTIVE BARGAINING AGREEMENTS

Employer Sponsored Pension Plans

The Company sponsors a defined benefit pension plan (the "Safeway Plan") for certain employees not participating in multiemployer pension plans. The Safeway Plan is frozen to non-union employees but continues to remain fully open to union employees, and past service benefits, including future interest credits, for non-union employees continue to be accrued under the Safeway Plan. The Company also sponsors a defined benefit pension plan (the "Shaw's Plan") covering union employees under the Shaw's banner. Under the United banner, the Company sponsors a frozen plan (the "United Plan") covering certain United employees and an unfunded Retirement Restoration Plan that provides death benefits and supplemental income payments for certain executives after retirement. On December 21, 2023, the Company initiated the process of terminating the United Plan which is expected to be finalized during fiscal 2026. The Company also contributes to the Safeway Variable Annuity Pension Plan (the "Safeway VAPP") that provides benefits to participants for future services.

Other Post-Retirement Benefits

In addition to the Company's pension plans, the Company provides post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. The Company pays all the cost of the life insurance plans. These plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans' benefit obligation and fair value of assets over the two-year period ended February 28, 2026 and a statement of funded status as of February 28, 2026 and February 22, 2025 (in millions):

	Pension		Other Post-Retirement Benefits
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Change in projected benefit obligation:
Beginning balance	$1,641.4	$1,691.5	$12.1	$12.0
Service cost	15.9	16.7	—	—
Interest cost	70.8	83.4	0.5	0.5
Actuarial loss (gain)	25.7	16.4	(1.2)	1.1
Benefit payments (including settlements)	(423.9)	(166.7)	(1.3)	(1.5)
Plan amendments	—	0.1	—	—
Ending balance	$1,329.9	$1,641.4	$10.1	$12.1

Change in fair value of plan assets:
Beginning balance	$1,483.2	$1,443.7	$—	$—
Actual return on plan assets	126.3	116.4	—	—
Employer contributions	55.6	89.8	1.3	1.5
Benefit payments (including settlements)	(423.9)	(166.7)	(1.3)	(1.5)
Ending balance	$1,241.2	$1,483.2	$—	$—

Components of net amount recognized in financial position:
Other current liabilities	$(5.5)	$(4.4)	$(1.8)	$(2.3)
Other long-term liabilities	(83.2)	(153.8)	(8.3)	(9.8)
Funded status	$(88.7)	$(158.2)	$(10.1)	$(12.1)

The actuarial loss in fiscal 2025 related to the projected benefit obligation was primarily driven by discount rate and mortality assumptions, partially offset by cash balance interest crediting rates. The actuarial loss in fiscal 2024 related to the projected benefit obligation was primarily driven by cash balance interest crediting rates.

Amounts recognized in Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Pension		Other Post-Retirement Benefits
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Net actuarial gain	$(101.5)	$(116.2)	$(10.0)	$(9.7)
Prior service cost	0.8	1.2	—	—
	$(100.7)	$(115.0)	$(10.0)	$(9.7)

Information for the Company's pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of February 28, 2026 and February 22, 2025, is shown below (in millions):

	February 28, 2026	February 22, 2025
Projected benefit obligation	$1,329.9	$1,641.4
Accumulated benefit obligation	1,329.7	1,637.8
Fair value of plan assets	1,241.2	1,483.2

The following table provides the components of net pension and post-retirement (income) expense for the retirement plans and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) (in millions):

	Pension			Other Post-Retirement Benefits
	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025	Fiscal 2024	Fiscal 2023
Components of net (income) expense:
Estimated return on plan assets	$(83.1)	$(91.1)	$(98.5)	$—	$—	$—
Service cost	15.9	16.7	17.3	—	—	—
Interest cost	70.8	83.4	83.6	0.5	0.5	0.6
Amortization of prior service cost	0.4	0.3	0.4	—	—	—
Amortization of net actuarial (gain) loss	(2.7)	(3.9)	(5.5)	(0.8)	(0.7)	(1.1)
(Income) loss due to settlement accounting	(29.4)	3.5	0.3	—	—	—
(Income) expense, net	(28.1)	8.9	(2.4)	(0.3)	(0.2)	(0.5)

Changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	(17.4)	(8.6)	(28.0)	(1.2)	1.1	0.8
Amortization of net actuarial gain (loss)	2.7	3.9	5.5	0.8	0.7	1.1
Prior service cost	—	0.1	(0.2)	—	—	—
Amortization of prior service cost	(0.4)	(0.3)	(0.4)	—	—	—
Income (loss) due to settlement accounting	29.4	(3.5)	(0.3)	—	—	—
Total recognized in Other comprehensive income (loss)	14.3	(8.4)	(23.4)	(0.4)	1.8	1.9
Total net expense and changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$(13.8)	$0.5	$(25.8)	$(0.7)	$1.6	$1.4

During fiscal 2025, the Company purchased a group annuity policy and transferred $290.0 million of pension plan assets to an insurance company (the "Annuity Purchase"), thereby reducing the Company's defined benefit pension obligations by $295.0 million. As a result of the Annuity Purchase, the Company recorded a settlement gain of $26.8 million during fiscal 2025.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. When the accumulation of actuarial gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets, the excess is amortized over either the average remaining lifetime of all participants or the average remaining service period of active participants. No significant prior service costs or estimated net actuarial gain or loss is expected to be amortized from Other comprehensive income (loss) into periodic benefit cost during fiscal 2026.

Assumptions

The weighted average actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	February 28, 2026	February 22, 2025
Discount rate	5.29%	5.34%
Rate of compensation increase	3.21%	3.20%
Cash balance plan interest crediting rate	4.64%	4.85%

The weighted average actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	February 28, 2026	February 22, 2025	February 24, 2024
Discount rate	5.45%	5.32%	5.17%
Expected return on plan assets	6.50%	6.67%	7.40%
Cash balance plan interest crediting rate	4.85%	4.25%	3.65%

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

Retirement and Mortality Rates. The mortality assumptions reflect the applicable current mortality tables and adjusted mortality improvement projection scales as issued by the Society of Actuaries.

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

The following table summarizes actual allocations for the Safeway Plan which had $1,006.8 million in plan assets as of February 28, 2026:

		Plan Assets
Asset category	Target (1)	February 28, 2026	February 22, 2025
Return-seeking	56%	59.1%	63.4%
Liability-hedging	44%	40.9%	36.6%
Total	100%	100.0%	100.0%
(1) In accordance with the Safeway Plan investment policy, the target asset allocation was adjusted in fiscal 2025 based on the funded ratio of the Safeway Plan.

The following table summarizes the actual allocations for the Shaw's Plan which had $187.0 million in plan assets as of February 28, 2026:

		Plan Assets
Asset category	Target (1)	February 28, 2026	February 22, 2025
Return-seeking	50%	51.1%	58.9%
Liability-hedging	50%	48.9%	41.1%
Total	100%	100.0%	100.0%
(1) In accordance with the Shaw's Plan investment policy, the target asset allocation was adjusted in fiscal 2025 based on the funded ratio of the Shaw's Plan.

The following table summarizes the actual allocations for the Safeway VAPP which had $41.7 million in plan assets as of February 28, 2026:

		Plan Assets
Asset category	Target	February 28, 2026	February 22, 2025
Equity	15%	16.3%	18.1%
Fixed income	60%	57.7%	60.9%
Other (1)	25%	19.0%	18.5%
Cash	—%	7.0%	2.5%
Total	100%	100.0%	100.0%
(1) Includes real estate, global tactical asset allocation, private equity investments and money market funds.

Additionally, the Company sponsors other defined benefit pension plans which had $5.7 million in plan assets as of February 28, 2026.

Pension Plan Assets

The fair value of the Company's pension plan assets as of February 28, 2026 by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (1)
Cash and cash equivalents (2)	$3.2	$3.2	$—	$—	$—
Short-term investment collective trust (3)	23.1	—	—	—	23.1
Public equity funds (5)	365.5	—	365.5	—	—
Return-seeking fixed income funds (6)	134.7	—	16.9	—	117.8
Debt funds (7)	504.6	—	504.6	—	—
Hedge funds (8)	64.2	—	—	—	64.2
Real estate funds (9)	132.5	—	37.8	—	94.7
Other securities (10)	13.4	—	13.4	—	—
Total	$1,241.2	$3.2	$938.2	$—	$299.8

The fair value of the Company's pension plan assets as of February 22, 2025 by asset category are as follows (in millions):

	Fair Value Measurements
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (1)
Cash and cash equivalents (2)	$1.9	$1.9	$—	$—	$—
Short-term investment collective trust (3)	53.2	—	—	—	53.2
Mutual funds (4)	6.7	6.7	—	—	—
Public equity funds (5)	490.2	—	490.2	—	—
Return-seeking fixed income funds (6)	172.2	—	15.5	—	156.7
Debt funds (7)	499.1	—	499.1	—	—
Hedge funds (8)	82.4	—	—	—	82.4
Real estate funds (9)	168.9	—	46.9	—	122.0
Other securities (10)	8.6	—	8.6	—	—
Total	$1,483.2	$8.6	$1,060.3	$—	$414.3
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
(9) Invested in funds comprised of underlying real estate properties and infrastructure as well as a fund comprised of underlying real estate investment trusts.
(10) These investments primarily consist of foreign government bonds valued based on yields currently available on comparable securities of issuers with similar credit ratings.
Contributions

In fiscal 2025, fiscal 2024 and fiscal 2023, the Company contributed $56.9 million, $91.3 million and $18.3 million, respectively, to its pension and post-retirement plans. The Company's funding policy for the defined benefit pension plan is to contribute the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws as determined by the Company's external actuarial consultant. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans. The Company expects to contribute approximately $50 million to its pension and post-retirement plans in fiscal 2026. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid to plan participants (in millions):

	Pension Benefits	Other Benefits
2026	$115.1	$1.9
2027	116.1	1.6
2028	113.2	1.4
2029	112.5	1.2
2030	112.0	1.1
2031 – 2035	528.2	3.4

Multiemployer Pension Plans

The Company currently contributes to 28 multiemployer pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants, the investment of the assets and plan administration. Expense is recognized in connection with these plans as contributions are funded.

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

The Company's participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act of 2006 ("PPA") zone status available for fiscal 2025 and fiscal 2024 is for the plan's year ended December 31, 2024 and December 31, 2023, respectively. The zone status is based on information received from the plans and is certified by each plan's actuary. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the plan trustees.

The following tables contain information about the Company's multiemployer plans. Certain plans have been aggregated in the Other funds line in the following table, as the contributions to each of these plans are not individually material.

	EIN - PN	Pension Protection Act zone status (1)		Company's 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2025	2024	2024	2023
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	951939092 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (6)	916069306 - 001	Green	Green	Yes	Yes	No
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	236396097 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
UFCW Local 152 Retail Meat Pension Fund (5)	236209656 - 001	Red	Red	Yes	Yes	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	853326342 - 001	Green	Green	Yes	Yes	No
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Red	Yes	Yes	No
Intermountain Retail Store Employees Pension Trust (7)	916187192 - 001	Red	Red	Yes	Yes	Implemented
UFCW Local 1245 Labor Management Pension Plan	516090661 - 001	Red	Red	Yes	Yes	Implemented

	Contributions of Company (in millions)			Surcharge imposed (2)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)(3)
Pension fund	2025	2024	2023				Count	Expiration
UFCW-Northern California Employers Joint Pension Trust Fund	$127.0	$130.8	$132.1	No	4/15/2028	84	80	4/15/2028
Western Conference of Teamsters Pension Plan	82.3	78.2	75.9	No	5/16/2026 to 9/30/2030	56	9	9/21/2030
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (4)	132.7	136.6	138.5	No	3/6/2026 to 3/5/2028	40	39	3/5/2028
Sound Retirement Trust (6)	74.7	73.7	70.1	No	3.21.2026 to 8/3/2029	149	40	5/1/2027
Bakery and Confectionery Union and Industry International Pension Fund	18.2	18.6	18.7	No	6/27/2026 to 6/10/2028	122	33	4/17/2027
UFCW Union and Participating Food Industry Employers Tri-State Pension Fund	10.5	10.7	10.7	No	2/1/2028 to 1/31/2030	6	2	3/29/2029
Rocky Mountain UFCW Unions & Employers Pension Plan	16.3	16.5	16.9	No	8/29/2026 to 6/9/2029	84	26	2/19/2028
UFCW Local 152 Retail Meat Pension Fund (5)	10.9	11.1	11.2	No	5/2/2028	4	4	5/2/2028
Desert States Employers & UFCW Unions Pension Plan	11.8	11.2	11.0	No	3/7/2026 to 11/10/2029	20	18	3/7/2026
UFCW Int'l Union- Albertsons Variable Annuity Pension Fund (5)	9.5	9.6	9.6	No	4/3/2027 to 11/10/2029	24	7	6/9/2029
Retail Food Employers and UFCW Local 711 Pension Trust Fund	8.7	8.5	8.6	No	4/18/2026 to 5/27/2028	7	4	3/4/2028
Oregon Retail Employees Pension Trust	14.9	13.0	12.8	No	8/14/2027 to 11/18/2028	125	36	8/14/2027
Intermountain Retail Store Employees Pension Trust (7)	8.2	7.8	7.9	No	5/1/2027 to 6/24/2028	54	24	5/1/2027
UFCW Local 1245 Labor Management Pension Plan	6.0	6.1	6.0	No	11/28/2026 to 4/8/2028	4	3	11/28/2026
Other funds (8)	51.6	15.3	15.5
Total Company contributions to U.S. multiemployer pension plans	$583.3	$547.7	$545.5
(1) PPA established three categories (or "zones") of plans: (1) "Green Zone" for healthy; (2) "Yellow Zone" for endangered; and (3) "Red Zone" for critical. These categories are based upon multiple factors, including the funding ratio of the plan assets to plan liabilities.
(2) Under the PPA, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 28, 2026, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(3) These columns represent the number of most significant collective bargaining agreements aggregated by common expiration dates for each of the pension funds listed above.
(4) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2025 and March 31, 2024.
(5) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2024 and June 30, 2023.
(6) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2024 and September 30, 2023.
(7) The information for this fund was obtained from the Form 5500 filed for the plan's year-end at August 31, 2024 and August 31, 2023.
(8) Fiscal 2025 includes $36.4 million of contributions related to the UFCW Northern California Employers Lifetime Income Security Accrual Fund, which was created during fiscal 2025. As this was a new plan in fiscal 2025, there were no contributions in fiscal 2024 or fiscal 2023.

Collective Bargaining Agreements

As of February 28, 2026, the Company had approximately 280,000 employees, of which approximately 190,000 were covered by collective bargaining agreements. During fiscal 2025, collective bargaining agreements covering approximately 126,000 employees were successfully renegotiated. As of February 28, 2026, collective bargaining agreements covering approximately 22,000 employees have expired or are scheduled to expire in fiscal 2026.

Multiemployer Health and Welfare Plans

The Company makes contributions to multiemployer health and welfare plans in amounts specified in the applicable collective bargaining agreements. These plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The majority of the Company's contributions cover active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to active employee plans. Total contributions to multiemployer health and welfare plans were $1.3 billion for each of fiscal 2025, fiscal 2024 and fiscal 2023.

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Board. The Company provides supplemental retirement benefits through a Company sponsored deferred executive compensation plan, which provides certain key employees with retirement benefits that supplement those provided by the 401(k) Plans. Total contributions accrued for these plans were $82.8 million, $83.5 million and $83.0 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Merger-Related Retention Benefits

The Merger Agreement provided for the Company to establish a retention program to promote retention and to incentivize efforts to close the Merger and to ensure a successful and efficient integration process. On December 18, 2022, the retention program was approved, with an aggregate amount of up to $100 million, as amended, covering certain executive officers and employees of the Company. With the termination of the Merger Agreement, 50% of the award was paid on December 12, 2024 and 50% was paid on October 16, 2025. Retention bonus expense was $15.5 million for fiscal 2025, $33.6 million for fiscal 2024, and $35.0 million for fiscal 2023, and is included within Selling and administrative expenses.

NOTE 11 - RELATED PARTIES

The Company paid Cerberus Technology Solutions, an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), fees totaling approximately $2.7 million, $4.0 million and $5.5 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, for information technology advisory and implementation services in connection with modernizing the Company's information systems.

The Company's payments to Cerberus Operations and Advisory Company, LLC, an affiliate of Cerberus, were immaterial for fiscal 2025, fiscal 2024 and fiscal 2023, for consulting services provided in connection with improving the Company's operations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

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

Legal Proceedings

The Company is subject from time to time to various claims and lawsuits, including matters involving trade, business and operational practices, personnel and employment issues, lawsuits alleging violations of state and/or federal wage and hour laws, real estate disputes, personal injury, antitrust claims, packaging or product claims, claims related to the sale of drug or pharmacy products, such as opioids, intellectual property claims and other proceedings arising in or outside of the ordinary course of business. The Company is also subject, from time to time, to government investigations, subpoenas, audits, reviews, claims enforcement actions and litigation. These can include routine, regular and special investigations, audits, civil or criminal subpoenas, civil investigative demands ("CIDs") and reviews by various governmental authorities. Some of these claims or suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or overall financial condition.

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

The Company requested a stay in Proctor while Schutte is on appeal. In response, the Court vacated all dates in Proctor and ordered the parties to attend a settlement conference. The case has not settled and the Court is considering whether to set a trial date or stay the case until the Schutte appeal is decided.

In both of the above cases, the federal government previously investigated the relators' allegations and declined to intervene. The relators elected to pursue their respective cases on their own and in each case have alleged FCA damages in excess of $100.0 million before trebling and excluding penalties. The Company is vigorously defending each of these matters. The Company has recorded an estimated liability for these matters.

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

On December 7, 2021, the Company filed a motion to dismiss the complaint. On January 14, 2022, the court denied the Company's motion to dismiss as to all but one count, plaintiffs' claim of negligent misrepresentation. On January 21, 2022, the Company and co-defendant SUPERVALU, Inc. ("SUPERVALU") filed a third-party complaint against Prime, asserting various claims, including: indemnification, fraud and unjust enrichment. On February 17, 2022, the Company filed in the Minnesota Court of Appeals an interlocutory appeal of the denial of their motion to dismiss on personal jurisdiction grounds (the "Jurisdictional Appeal"). On February 24, 2022, the Company and SUPERVALU filed in the trial court an unopposed motion to stay proceedings, pending the resolution of the Jurisdictional Appeal. The parties agreed on March 6, 2022, to an interim stay in the trial court pending a ruling on the unopposed motion to stay proceedings. On September 6, 2022, the Minnesota Court of Appeals denied the Jurisdictional Appeal and affirmed the trial court’s denial of the Company’s motion to dismiss. On October 6, 2022, the Company and SUPERVALU filed a petition seeking review by the Minnesota Supreme Court. On November 23, 2022, the Minnesota Supreme Court denied that petition. The Company and co-defendant SUPERVALU filed an answer to the complaint on January 23, 2023. On March 9, 2023, Prime moved to dismiss the third-party complaint filed by the Company and SUPERVALU. The court heard oral arguments on the motion on May 11, 2023. On August 9, 2023, the court denied Prime's motion as to 16 of the 17 counts in the third-party complaint, and dismissed one count without prejudice. On September 18, 2023, the Company and SUPERVALU filed an amended third-party complaint, which repleaded the one count that had been dismissed (in addition to the other claims asserted in the initial third-party complaint). On October 2, 2023, Prime filed an answer to the amended third-party complaint. The proceedings were stayed through September 29, 2025 to facilitate settlement discussions. The case is currently scheduled to be ready for trial on or after April 19, 2027. On October 9, 2025, the Company, SUPERVALU, and Prime filed a stipulated motion requesting the dismissal of Prime from the litigation, which was approved by the Court on October 10, 2025, thus dismissing Prime.

The Company is vigorously defending the claims filed against it. The Company has recorded an estimated liability for this matter.

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is a named defendant in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California). Discovery has been completed on Tarrant County's liability claim and the matter has been remanded to the Northern District of Texas for trial. On July 25, 2025, the Company filed a motion with the Court seeking to certify for interlocutory appeal an order denying its Motion for Summary Judgment, which is fully briefed and pending before the Court. Discovery in Monterey County (California) is ongoing. The County of Monterey matter is stayed until July 17, 2026. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. In the reply filed by the plaintiffs on July 2, 2025, the number of additional lawsuits was reduced to approximately 108 suits. The Motion remains pending before the Court.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters that were filed in Nevada. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by its insurers in the fourth quarter of fiscal 2022. With respect to the three active state court claims, those matters are in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). The State of Washington matter is scheduled for trial on July 13, 2026. The Company requested an interlocutory appeal with the City of Philadelphia matter, which was granted on November 26, 2024. The City of Philadelphia appeal was heard on July 15, 2025, and the Company awaits the Court's ruling. The Dallas County matter has a trial-ready date of September 8, 2026. Following the denial of its preliminary objections, the Company sought interlocutory review with the Superior Court. The Superior Court affirmed the denial of the Company's preliminary objections. The Company has filed an application for re-argument. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters.

On April 14, 2026, the Company announced that it reached a settlement framework to resolve substantially all of the opioid-related claims that have been or may be asserted against the Company by participating states, political subdivisions, and Native American tribes (the "Opioid Settlement Framework"). Subject to the completion of certain non‑monetary terms that are currently under negotiation, the Company has agreed to make remediation payments of up to $655.1 million to participating states and political subdivisions and $21.7 million to participating Native American tribes for abatement‑related initiatives, and approximately $97.0 million for attorneys’ fees and costs. Participating states, political subdivisions, and Native American tribes will have an opportunity to opt into the Opioid Settlement Framework. The Company retains discretion to determine whether participation levels are sufficient for the settlement framework to become effective. The Opioid Settlement Framework, subject to the completion of all required terms and conditions, would provide for the resolution of all claims asserted by participating states, political subdivisions, and Native American tribes and is being entered into without any admission of liability or wrongdoing by the Company.

As a result of the Opioid Settlement Framework, the Company concluded that a loss related to the settlement of opioid‑related claims was probable and for which the related loss was reasonably estimable. Accordingly, in the fourth quarter of fiscal 2025, the Company recorded a loss of $773.8 million ($599.8 million, net of tax) related to the Opioid Settlement Framework, included as a component of Selling and administrative expenses in the Consolidated Statements of Operations. These related payments are expected to be made over a period of nine years, with slightly more than one-third of the total amount payable within the first two years and the remainder payable over the following seven years. The first payment of $136.6 million is expected to be made on April 30, 2026 into escrow until final settlement. As of February 28, 2026, the Company recorded $136.6 million and $637.2 million of the estimated liability in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Loss contingencies are inherently uncertain and require significant judgment, and unfavorable developments may occur. The Opioid Settlement Framework remains in its early stages, and there is no assurance that the required parties will reach a definitive agreement or satisfy any related conditions. Accordingly, actual losses may differ materially from the Company’s estimated liability.

The Opioid Settlement Framework does not include the State of Washington. The Company continues to vigorously defend this matter and believes that it has substantial factual and legal defenses. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss.

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

On August 19, 2025, the Court in the State of Washington's case against Kroger and the Company awarded the State $28.4 million in attorneys' fees and costs as the prevailing party, with post-judgment interest accruing at 12%. The judgment was entered jointly and severally against Kroger and the Company. Kroger and the Company disagree with the Court's decision in awarding the State of Washington its attorneys' fees and costs, and the decision is being appealed. Kroger has filed a supersedeas bond with respect to the judgment for purposes of the appeal. The Company believes, based on the terms of the Merger Agreement, that Kroger is solely responsible for the full payment of the judgment and, accordingly, the Company has not recorded an estimated liability.

Other Commitments

In the ordinary course of business, the Company enters into various supply contracts for goods and contracts for fixed assets and information technology. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 13 - OTHER COMPREHENSIVE INCOME OR LOSS

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	Fiscal 2025
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income (loss) before reclassifications	17.3	18.6	(1.3)
Amounts reclassified from Accumulated other comprehensive income (1)	(32.5)	(32.5)	—
Tax benefit	3.7	3.7	—
Current-period other comprehensive loss, net	(11.5)	(10.2)	(1.3)
Ending AOCI balance	$83.2	$82.2	$1.0

	Fiscal 2024
	Total	Pension and Post-retirement benefit plan items	Other
Beginning AOCI balance	$88.0	$87.5	$0.5
Other comprehensive income before reclassifications	9.8	7.4	2.4
Amounts reclassified from Accumulated other comprehensive income (1)	(0.8)	(0.8)	—
Tax expense	(2.3)	(1.7)	(0.6)
Current-period other comprehensive income, net	6.7	4.9	1.8
Ending AOCI balance	$94.7	$92.4	$2.3
(1) These amounts are included in the computation of net pension and post-retirement (income) expense. For additional information, see Note 10 - Employee benefit plans and collective bargaining agreements.

NOTE 14 - SEGMENT INFORMATION

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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Retail segment sales	$82,359.4	$79,633.2	$78,494.4
Other revenue (1)	813.1	757.7	743.3
Net sales and other revenue	$83,172.5	$80,390.9	$79,237.7

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	58,789.1	56,674.1	55,807.2
Employee costs (2)	12,218.8	11,734.9	11,411.5
Other segment expenses (3)	6,950.5	6,668.5	6,482.8
Retail segment EBITDA	$4,401.0	$4,555.7	$4,792.9

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(499.5)	(551.0)	(475.2)
Depreciation and amortization	(1,913.7)	(1,817.9)	(1,779.0)
Interest expense, net	(504.2)	(459.8)	(492.1)
Business transformation (5)	(153.7)	(105.2)	(45.1)
Equity-based compensation expense	(95.5)	(106.2)	(104.5)
Gain (loss) on property dispositions and impairment losses, net	12.2	(95.8)	(43.9)
LIFO expense	(66.0)	(28.6)	(52.0)
Merger-related costs (6)	(84.1)	(254.8)	(180.6)
Certain legal and regulatory accruals and settlements, net (7)	(802.9)	(6.1)	6.7
Miscellaneous adjustments (8)	(25.8)	(0.6)	(38.2)
Income before income taxes	$267.8	$1,129.7	$1,589.0
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
(5) Primarily includes costs associated with third-party consulting fees related to the Company's business transformation strategy and costs related to employee terminations.
(6) Fiscal 2025 primarily relates to litigation costs and retention program expense related to the terminated merger. Fiscal 2024 and fiscal 2023 primarily include third-party legal and advisor fees and retention program expense related to the merger.
(7) Includes the $773.8 million charge in the fourth quarter of fiscal 2025 related to the Opioid Settlement Framework. Refer to Note 12 for additional information.
(8) Primarily includes pension settlement gains and losses, adjustments for closed stores and surplus properties, net realized and unrealized gains and losses related to non-operating investments, non-cash rent expense, gains and losses on energy hedges and other items not allocated to the segment.

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Basic net income per Class A common share
Net income	$217.4	$958.6	$1,296.0
Accrued dividends on Convertible Preferred Stock	—	—	(0.3)
Earnings allocated to Convertible Preferred Stock	—	—	(0.7)
Net income allocated to Class A common stockholders - Basic	$217.4	$958.6	$1,295.0

Weighted average Class A common shares outstanding - Basic (1)	545.2	580.1	575.4

Basic net income per Class A common share	$0.40	$1.65	$2.25

Diluted net income per Class A common share
Net income allocated to Class A common stockholders - Basic	$217.4	$958.6	$1,295.0
Accrued dividends on Convertible Preferred Stock	—	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net income allocated to Class A common stockholders - Diluted	$217.4	$958.6	$1,295.0

Weighted average Class A common shares outstanding - Basic (1)	545.2	580.1	575.4
Dilutive effect of:
Restricted stock units and awards	2.0	3.7	5.7
Convertible Preferred Stock (2)	—	—	—
Weighted average Class A common shares outstanding - Diluted (3)	547.2	583.8	581.1

Diluted net income per Class A common share	$0.40	$1.64	$2.23

(1) Fiscal 2025, fiscal 2024 and fiscal 2023 include 2.3 million, 2.3 million and 3.0 million Class A common shares remaining to be issued, respectively.
(2) Reflects the number of shares of Convertible Preferred Stock issued, if converted into common stock for the period outstanding. For fiscal 2023, 0.3 million potential common shares outstanding related to Convertible Preferred Stock were antidilutive.
(3) The number of potential Class A common shares outstanding related to RSUs and RSAs that were antidilutive for fiscal 2025, fiscal 2024 and fiscal 2023 were not material.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 28, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2026.

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

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of February 28, 2026.

The attestation of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in "Part II—Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

In the fourth quarter of fiscal 2025, the following officer of the Company adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K:
•On January 15, 2026, Michelle Larson, EVP, Chief Merchandising Officer, adopted a 10b5-1 plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Up to an aggregate of 20,000 shares of the Company's common stock may be sold under this plan during the period beginning on April 15, 2026 and ending on January 15, 2027.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

For information concerning executive officers, see "Executive Officers of the Registrant" located under "Part I—Item 1. Business" herein.

Information concerning directors and certain other corporate governance matters is included under the captions "Proposal 1: Election of Directors" and "Corporate Governance" in the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2025, and that information is incorporated by reference herein.

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

Item 11 - Executive Compensation

Information required by this Item is included under the captions "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2025, and that information is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Related Member Matters

Information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2025, and that information is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2025, and that information is incorporated by reference herein.

Item 14 - Principal Accountant Fees and Services

Information required by this Item is included under the caption "Proposal 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of fiscal 2025, and that information is incorporated by reference herein.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

		Page
(a)1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	49
	Consolidated Balance Sheets as of February 28, 2026 and February 22, 2025	53
	Consolidated Statements of Operations and Comprehensive Income for the years ended February 28, 2026, February 22, 2025 and February 24, 2024	54
	Consolidated Statements of Cash Flows for the years ended February 28, 2026, February 22, 2025 and February 24, 2024	55
	Consolidated Statements of Stockholders' Equity for the years ended February 28, 2026, February 22, 2025 and February 24, 2024	57
	Notes to Consolidated Financial Statements	58

(a)2.	Financial Statement Schedules:
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
4.6
Indenture, dated May 1, 1992, between New Albertson's, Inc. (as successor to Albertson's, Inc.) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as trustee (as supplemented by Supplemental Indenture No. 1, dated as of May 7, 2004; Supplemental Indenture No. 2, dated as of June 1, 2006; Supplemental Indenture No. 3, dated as of December 29, 2008 and Supplemental Indenture No. 4, dated as of December 3, 2017) (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 filed with the SEC on April 6, 2018)

4.7
Indenture, dated May 1, 1995, between American Stores Company, LLC and Wells Fargo Bank, National Association (as successor to The First National bank of Chicago), as trustee (as further supplemented) (incorporated by reference to Exhibit 4.11 to the Albertsons Companies, LLC's Registration Statement on Form S-4 filed with the SEC on May 19, 2017)

4.8
Indenture, dated as of February 5, 2020, by and among Albertsons Companies Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2020)

4.8.1
First Supplemental Indenture, dated as of June 9, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons, L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as trustee with respect to the 4.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.17.1 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

4.9
Indenture, dated as of August 31, 2020, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2020)

4.10
Indenture, dated as of February 13, 2023, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 6.500% Senior Notes, due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.11
Indenture, dated as of March 11, 2025, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, Albertsons Safeway LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 6.250% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 11, 2025)

4.12
Indenture, dated as of November 10, 2025, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, Albertsons Safeway LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 5.500% Senior Notes due 2031 and the 5.750% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2025)

4.13
Indenture, dated as of February 2, 2026, by and among Albertsons Companies, Inc., Safeway Inc., New Albertsons L.P., Albertson's LLC, Albertsons Safeway LLC, the guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee, with respect to the 5.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2026)

10.1
Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2018)

10.1.1
Amendment No. 1, dated as of May 20, 2020, to the Third Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 16, 2018, among Albertsons Companies, Inc., as lead borrower, the subsidiary borrowers and guarantors from time to time party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2020)

10.1.2
Fourth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 20, 2021, by and among Albertsons Companies, Inc. certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2021)

10.1.3
Fifth Amended and Restated Asset-Based Revolving Credit Agreement, dated as of August 27, 2025, by and among Albertsons Companies, Inc., certain of its subsidiaries signatory thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 27, 2025)

Exhibit No.	Description
10.2†
Employment Agreement, dated August 4, 2021, between Albertsons Companies, Inc. and Sharon McCollam (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2021)

10.3†*	Non-employee director compensation policy
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the SEC on March 6, 2020)
10.5†
Albertsons Companies, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2020)

10.6†
Albertsons Companies, Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 10, 2020)

10.7†
Form of performance-based restricted stock unit agreement (fiscal 2023 award cycle) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.8†
Form of time-based restricted stock unit agreement (fiscal 2023 award cycle) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.9†	Form of Special Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023)
10.10†
Form of time-based restricted stock unit agreement (grant date anniversary vest) (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)

10.11†	Form of time-based restricted stock unit agreement (board of directors) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2023)
10.12†
Form of time-based restricted stock unit agreement (fiscal 2024 award cycle) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)

10.13†
Form of performance-based restricted stock unit agreement (fiscal 2024 award cycle) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)

10.14†
Form of performance-based restricted stock unit agreement (fiscal 2025 award cycle) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on April 21, 2025)

10.15†
Amended Employment Agreement, dated May 1, 2025, between Albertsons Companies, Inc. and Susan Morris (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on April 21, 2025)

10.16†	Form of special retention stock agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2025)
10.17
Master Confirmation - Accelerated Share Repurchase Agreement, between the Company and JPMorgan Chase, National Association dated October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2025)

19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 21, 2025)
21.1*	Schedule of Subsidiaries of Albertsons Companies, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Albertsons Companies, Inc. Restatement Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

** Furnished herewith.
† Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

Item 16 - Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Albertsons Companies, Inc.

Date:	April 27, 2026	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan Morris	Chief Executive Officer and Director	April 27, 2026
Susan Morris	(Principal Executive Officer)

/s/ Sharon McCollam	President and Chief Financial Officer	April 27, 2026
Sharon McCollam	(Principal Financial Officer)

/s/ Robert B. Larson	Senior Vice President and Chief Accounting Officer	April 27, 2026
Robert B. Larson	(Principal Accounting Officer)

/s/ Kim Fennebresque	Chairman	April 27, 2026
Kim Fennebresque

/s/ Sharon L. Allen	Director	April 27, 2026
Sharon L. Allen

/s/ Frank Bruno	Director	April 27, 2026
Frank Bruno

/s/ Sarah Mensah	Director	April 27, 2026
Sarah Mensah

/s/ Brian Rice	Director	April 27, 2026
Brian Rice

/s/ Alan H. Schumacher	Director	April 27, 2026
Alan H. Schumacher

Signature	Title	Date
/s/ B. Kevin Turner	Director	April 27, 2026
B. Kevin Turner

/s/ Mary Beth West	Director	April 27, 2026
Mary Beth West

/s/ Scott Wille	Director	April 27, 2026
Scott Wille

/s/ David Zinsner	Director	April 27, 2026
David Zinsner