Form 10-Q
period 2026-06-20
Albertsons Companies, Inc.
filed 2026-07-28
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 24, 2026, the registrant had 485,325,683 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 20, 2026	February 28, 2026
ASSETS
Current assets
Cash and cash equivalents	$293.4	$198.6
Receivables, net	1,031.9	932.6
Inventories, net	5,192.6	5,173.9
Other current assets	368.8	410.6
Total current assets	6,886.7	6,715.7

Property and equipment, net	9,867.9	9,903.7
Operating lease right-of-use assets	6,202.1	6,102.4
Intangible assets, net	2,082.5	2,156.1
Goodwill	1,201.0	1,201.0
Other assets	676.8	687.0
TOTAL ASSETS	$26,917.0	$26,765.9

LIABILITIES
Current liabilities
Accounts payable	$4,087.1	$4,021.2
Accrued salaries and wages	1,188.0	1,348.3
Current maturities of long-term debt and finance lease obligations	746.1	534.0
Current operating lease obligations	739.8	736.7
Other current liabilities	1,414.4	1,183.8
Total current liabilities	8,175.4	7,824.0

Long-term debt and finance lease obligations	8,416.7	8,412.6
Long-term operating lease obligations	5,798.4	5,613.6
Deferred income taxes	628.8	630.6
Other long-term liabilities	2,285.0	2,448.9

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 603,296,327 and 600,734,693 shares issued as of June 20, 2026 and February 28, 2026, respectively	6.0	6.0
Additional paid-in capital	2,224.8	2,219.4
Treasury stock, at cost, 114,617,594 and 101,191,791 shares held as of June 20, 2026 and February 28, 2026, respectively	(2,077.0)	(1,850.5)
Accumulated other comprehensive income	81.5	83.2
Retained earnings	1,377.4	1,378.1
Total stockholders' equity	1,612.7	1,836.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,917.0	$26,765.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	16 weeks ended
	June 20, 2026	June 14, 2025
Net sales and other revenue	$24,941.6	$24,880.8
Cost of sales	18,303.5	18,142.5
Gross margin	6,638.1	6,738.3

Selling and administrative expenses	6,379.2	6,320.9
Gain on property dispositions and impairment losses, net	(4.7)	(31.9)
Operating income	263.6	449.3

Interest expense, net	166.7	141.8
Other income, net	(16.8)	(3.9)
Income before income taxes	113.7	311.4

Income tax expense	29.0	75.0
Net income	$84.7	$236.4

Other comprehensive income (loss), net of tax
Recognition of pension loss	(0.4)	(0.7)
Other	(1.3)	0.3
Other comprehensive loss	$(1.7)	$(0.4)

Comprehensive income	$83.0	$236.0

Net income per Class A common share
Basic net income per Class A common share	$0.17	$0.41
Diluted net income per Class A common share	0.17	0.41

Weighted average Class A common shares outstanding
Basic	495.2	573.0
Diluted	498.2	575.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 20, 2026	June 14, 2025
Cash flows from operating activities:
Net income	$84.7	$236.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on property dispositions and impairment losses, net	(4.7)	(31.9)
Depreciation and amortization	591.0	572.7
Operating lease right-of-use assets amortization	221.8	214.1
LIFO expense	20.0	17.3
Deferred income tax	0.1	(38.0)
Contributions to pension and post-retirement benefit plans, net of expense (income)	(33.1)	(43.0)
Deferred financing costs	4.1	6.3
Equity-based compensation expense	31.4	33.7
Other operating activities	(12.9)	4.1
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(97.0)	(73.2)
Inventories, net	(36.5)	(4.5)
Accounts payable, accrued salaries and wages and other accrued liabilities	(5.1)	(114.6)
Operating lease liabilities	(137.4)	(127.8)
Self-insurance assets and liabilities	0.3	(6.0)
Other operating assets and liabilities	102.2	108.8
Net cash provided by operating activities	728.9	754.4

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(522.1)	(584.6)
Proceeds from sale of assets	25.8	78.2
Business acquisitions, net of cash acquired	(28.0)	—
Other investing activities	16.6	32.3
Net cash used in investing activities	(507.7)	(474.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	275.0	625.0
Payments on long-term borrowings, including ABL facility	(59.6)	(600.2)
Payments of obligations under finance leases	(8.2)	(10.1)
Dividends paid on common stock	(84.0)	(85.7)
Treasury stock purchase, at cost	(224.9)	(314.8)
Employee tax withholding on vesting of restricted stock units	(27.4)	(31.4)
Other financing activities	(0.1)	(5.7)
Net cash used in financing activities	(129.2)	(422.9)

Net increase (decrease) in cash and cash equivalents and restricted cash	92.0	(142.6)
Cash and cash equivalents and restricted cash at beginning of period	203.0	297.9
Cash and cash equivalents and restricted cash at end of period	$295.0	$155.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 28, 2026	600,734,693	$6.0	$2,219.4	101,191,791	$(1,850.5)	$83.2	$1,378.1	$1,836.2
Equity-based compensation	—	—	31.4	—	—	—	—	31.4
Shares issued and employee tax withholding on vesting of restricted stock units	2,561,634	—	(27.4)	—	—	—	—	(27.4)
Repurchase of common stock	—	—	—	13,425,803	(226.5)	—	—	(226.5)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(84.0)	(84.0)
Net income	—	—	—	—	—	—	84.7	84.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	—	(1.7)
Other activity	—	—	1.4	—	—	—	(1.4)	—
Balance as of June 20, 2026	603,296,327	$6.0	$2,224.8	114,617,594	$(2,077.0)	$81.5	$1,377.4	$1,612.7

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 22, 2025	597,964,926	$6.0	$2,184.0	22,522,934	$(386.7)	$94.7	$1,487.9	$3,385.9
Equity-based compensation	—	—	34.3	—	—	—	—	34.3
Shares issued and employee tax withholding on vesting of restricted stock units	2,482,898	—	(31.4)	—	—	—	—	(31.4)
Repurchase of common stock	—	—	—	14,249,535	(314.8)	—	—	(314.8)
Cash dividends declared on common stock ($0.15 per common share)	—	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	—	—	—	236.4	236.4
Other comprehensive loss, net of tax	—	—	—	—	—	(0.4)	—	(0.4)
Other activity	—	—	1.1	—	—	—	(1.1)	—
Balance as of June 14, 2025	600,447,824	$6.0	$2,188.0	36,772,469	$(701.5)	$94.3	$1,637.5	$3,224.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 28, 2026 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the Securities and Exchange Commission (the "SEC") on April 27, 2026. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 16 weeks ended June 20, 2026 and June 14, 2025.

Significant Accounting Policies

Use of estimates: The preparation of the Company's Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods presented. Certain estimates require difficult, subjective or complex judgments about matters that are inherently uncertain, including legal contingencies, self-insurance liabilities and impairments of long-lived assets and goodwill. Actual results could differ from those estimates.

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $1.6 million and $4.4 million of restricted cash as of June 20, 2026 and February 28, 2026, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $20.0 million and $17.3 million for the 16 weeks ended June 20, 2026 and June 14, 2025, respectively.

Acquisitions: On April 29, 2026, the Company acquired certain retail operations from Hames Corporation ("Hames"). The purchase price was $28.0 million, and the transaction was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities. Net assets acquired primarily consisted of fixed assets, intangibles and inventory, valued at $19.2 million, $7.3 million and $2.2 million, respectively. Intangible assets acquired primarily consisted of tradenames. Pro forma results are not presented as the acquisition was not considered material to the Company. Third-party acquisition-related costs were immaterial for the 16 weeks ended June 20, 2026 and were expensed as incurred as a component of Selling and administrative expenses.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock. As of June 20, 2026 and February 28, 2026, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $29.0 million for the 16 weeks ended June 20, 2026, representing a 25.5% effective tax rate. Income tax expense was $75.0 million for the 16 weeks ended June 14, 2025, representing a 24.1% effective tax rate. The Company's effective tax rate for both the 16 weeks ended June 20, 2026 and June 14, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $601.5 million and $519.8 million as of June 20, 2026 and February 28, 2026, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of June 20, 2026 and February 28, 2026. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $119.3 million and $126.2 million as of June 20, 2026 and February 28, 2026, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 20, 2026		June 14, 2025
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$11,875.7	47.6%	$12,141.7	48.8%
Fresh (3)	7,883.1	31.6	7,986.8	32.1
Pharmacy	3,304.0	13.2	3,155.0	12.7
Fuel	1,463.9	5.9	1,229.9	4.9
Other (4)	414.9	1.7	367.4	1.5
Net sales and other revenue	$24,941.6	100.0%	$24,880.8	100.0%
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

Recently issued accounting standards: In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

The following table presents certain assets which were measured at fair value on a recurring basis as of June 20, 2026 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$14.5	$8.5	$6.0	$—
Non-current investments (2)	113.0	9.2	103.8	—
Derivative contracts (3)	5.1	—	5.1	—
Total	$132.6	$17.7	$114.9	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1) and certain equity investments, U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets.
(3) Primarily relates to energy derivative contracts. Included in Other assets.

The following table presents certain assets and liabilities which were measured at fair value on a recurring basis as of February 28, 2026 (in millions):

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

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 20, 2026, the fair value of total debt was $8,648.7 million compared to the carrying value of $8,842.2 million, excluding debt discounts and deferred financing costs. As of February 28, 2026, the fair value of total debt was $8,649.9 million compared to the carrying value of $8,626.8 million, excluding debt discounts and deferred financing costs.
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

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of June 20, 2026 and February 28, 2026, net of unamortized debt discounts of $35.4 million and $37.9 million, respectively, and deferred financing costs of $52.1 million and $55.2 million, respectively, consisted of the following (in millions):

	June 20, 2026	February 28, 2026
Senior Unsecured Notes due 2028 to 2034, interest rate range of 3.50% to 6.50%	$7,232.7	$7,228.9
New Albertsons L.P. Notes due 2027 to 2031, interest rate range of 6.52% to 8.70%	434.4	489.3
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.6	376.5
ABL Facility	700.0	425.0
Other financing obligations	11.0	14.0
Finance lease obligations	408.1	412.9
Total debt	9,162.8	8,946.6
Less current maturities	(746.1)	(534.0)
Long-term portion	$8,416.7	$8,412.6

ABL Facility

As of June 20, 2026, there was $700.0 million outstanding under the asset-based loan facility (the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $12.6 million. As of February 28, 2026, there was $425.0 million outstanding under the ABL Facility, and LOC issued under the LOC sub-facility were $12.7 million.

New Albertsons L.P. Notes

The Company repaid the remaining $56.5 million in aggregate principal amount outstanding of New Albertsons L.P.'s 7.75% Notes due 2026 on their maturity date, June 15, 2026.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement expense (income) (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 20, 2026	June 14, 2025	June 20, 2026	June 14, 2025
Estimated return on plan assets	$(24.3)	$(28.3)	$—	$—
Service cost	4.9	4.9	—	—
Interest cost	18.4	24.2	0.1	0.1
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.4)	(0.9)	(0.2)	(0.2)
Income, net	$(1.3)	$—	$(0.1)	$(0.1)

The Company contributed $31.7 million and $42.9 million to its defined pension plans and post-retirement benefit plans during the 16 weeks ended June 20, 2026 and June 14, 2025, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the

Company. The Company currently anticipates contributing an additional $18.5 million to these plans for the remainder of fiscal 2026.

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

On August 22, 2023, the District Court - as to Schutte - set a pretrial conference for March 4, 2024, and a trial date of April 29, 2024. At the same July 27 hearing, the District Court also gave the defendants leave to file motions for summary judgment on a schedule to be agreed upon. On October 11, 2023, the Company and co-defendant filed a motion for summary judgment. On the same day, the relators filed motions for partial summary judgment. On February 16, 2024, the Company and co-defendant filed a motion to reconsider a prior grant of partial summary judgment against the defendants, and also a motion to continue the trial. On February 27, 2024, the District Court granted the motion to continue and vacated the April 29, 2024 trial date. On April 26, 2024, the District Court denied the motion for reconsideration of partial summary judgment. On May 20, 2024, the District Court heard oral argument on the pending motions for summary judgment. On September 30, 2024, the District Court denied both parties' motions for summary judgment on scienter and granted relators' motion for summary judgment on materiality. On November 18, 2024, the District Court denied a motion by the Company to reconsider the materiality ruling or certify that ruling for an interlocutory appeal. The Schutte trial began on February 10, 2025. On March 4, 2025, the Company prevailed at trial and the District Court entered judgment in favor of the Company on March 12, 2025. On April 1, 2025, the relators filed a motion to amend the judgment and grant a new trial on damages. On October 31, 2025, the Court denied this motion, and the relators have appealed the denial of the motion. Oral argument on the appeal is set for November 10, 2026.

The Company requested a stay in Proctor while Schutte is on appeal. In response, the Court vacated all dates in Proctor and ordered the parties to attend a settlement conference. The case has not settled and the Court has stayed Proctor pending the Schutte appeal.

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

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is a named defendant in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California). Discovery has been completed on Tarrant County's liability claim and the matter has been remanded to the Northern District of Texas for trial. On July 25, 2025, the Company filed a motion with the Court seeking to certify for interlocutory appeal an order denying its Motion for Summary Judgment, which is fully briefed and pending before the Court. Discovery in Monterey County (California) is ongoing. The County of Monterey matter is stayed by agreement of the parties. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. In the reply filed by the plaintiffs on July 2, 2025, the number of additional lawsuits was reduced to approximately 108 suits. The Motion remains pending before the Court.

Prior to the start of a state-court trial that was scheduled for September 6, 2022, the Company reached an agreement to settle with the State of New Mexico. The New Mexico counties and municipal entities that filed 14 additional lawsuits, including Santa Fe County, agreed to the terms of the settlement. Thus, all 15 cases filed by New Mexico entities have been dismissed as a result of the settlement. The Company executed an agreement to settle three matters that were filed in Nevada. The Company recorded a liability of $21.5 million for the settlements of the cases in New Mexico and Nevada which was paid by its insurers in the fourth quarter of fiscal 2022. With respect to the three active state court claims, those matters are in Dallas County (Texas), the State of Washington and the City of Philadelphia (Pennsylvania). On July 13, 2026, trial began for the State of Washington matter. The Company requested an interlocutory appeal with the City of Philadelphia matter, which was granted on November 26, 2024. The City of Philadelphia appeal was heard on July 15, 2025, and the Company awaits the Court's ruling. The Dallas County matter has a trial-ready date of September 8, 2026. Following the denial of its preliminary objections, the Company sought interlocutory review with the Superior Court. The Superior Court affirmed the denial of the Company's preliminary objections. The Company has filed an application for re-argument. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters.

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

As a result of the Opioid Settlement Framework, the Company concluded that a loss related to the settlement of opioid‑related claims was probable and for which the related loss was reasonably estimable. Accordingly, in the fourth quarter of fiscal 2025, the Company recorded a loss of $773.8 million ($599.8 million, net of tax) related to the Opioid Settlement Framework, included as a component of Selling and administrative expenses. These related payments are expected to be made over a period of nine years, with slightly more than one-third of the total amount payable within the first two years and the remainder payable over the following seven years. The first payment of $136.6 million is segregated in an interest bearing account recorded in Cash and cash equivalents as of June 20, 2026 and will be paid upon reaching a final settlement agreement. As of June 20, 2026, the Company recorded $273.1 million and $500.7 million of the estimated liability in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets. As of February 28, 2026, the Company recorded $136.6 million and $637.2 million of the estimated liability in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 20, 2026
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$83.2	$82.2	$1.0
Other comprehensive loss before reclassifications	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income (1)	(0.5)	(0.5)	—
Tax benefit	0.6	0.1	0.5
Current-period other comprehensive loss, net of tax	(1.7)	(0.4)	(1.3)
Ending AOCI balance	$81.5	$81.8	$(0.3)

	16 weeks ended June 14, 2025
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income before reclassifications	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (1)	(1.0)	(1.0)	—
Tax benefit (expense)	0.2	0.3	(0.1)
Current-period other comprehensive (loss) income, net of tax	(0.4)	(0.7)	0.3
Ending AOCI balance	$94.3	$91.7	$2.6
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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	16 weeks ended
	June 20, 2026	June 14, 2025
Retail segment sales	$24,679.6	$24,644.4
Other revenue (1)	262.0	236.4
Net sales and other revenue	$24,941.6	$24,880.8

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	17,701.4	17,620.9
Employee costs (2)	3,712.3	3,660.2
Other segment expenses (3)	2,121.1	2,080.6
Retail segment EBITDA	$1,144.8	$1,282.7

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(131.6)	(171.7)
Depreciation and amortization	(591.0)	(572.7)
Interest expense, net	(166.7)	(141.8)
Business transformation (5)	(54.2)	(38.3)
Equity-based compensation expense	(31.4)	(33.7)
Gain on property dispositions and impairment losses, net	4.7	31.9
LIFO expense	(20.0)	(17.3)
Merger-related costs (6)	(41.6)	(19.0)
Certain legal and regulatory accruals and settlements, net	(1.2)	(2.6)
Miscellaneous adjustments (7)	1.9	(6.1)
Income before income taxes	$113.7	$311.4
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

(5) Includes costs related to the Company's business transformation, including third-party consulting fees and certain integration and employee termination costs.
(6) Primarily includes litigation costs related to the terminated merger. The first quarter of fiscal 2025 also includes retention program expense related to the terminated merger.
(7) Primarily includes adjustments for closed stores and surplus properties, net realized and unrealized gains and losses related to non-operating investments, non-cash rent expense, gains and losses on energy hedges and other items not allocated to the segment.

NOTE 8 - NET INCOME PER CLASS A COMMON SHARE

Basic net income per Class A common share is computed by dividing net income by the weighted average number of Class A common shares outstanding for the period, including Class A common shares to be issued with no remaining contingencies prior to issuance. Diluted net income per Class A common share is computed based on the weighted average number of shares of Class A common stock outstanding during the period, adjusted for the potentially dilutive effect of unvested restricted stock units ("RSUs") calculated under the treasury stock method. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	16 weeks ended
	June 20, 2026	June 14, 2025
Net income	$84.7	$236.4

Weighted average Class A common shares outstanding - Basic (1)	495.2	573.0
Dilutive effect of restricted stock units	3.0	2.4
Weighted average Class A common shares outstanding - Diluted (2)	498.2	575.4

Basic net income per Class A common share	$0.17	$0.41
Diluted net income per Class A common share	$0.17	$0.41
(1) The number of Class A common shares remaining to be issued for the 16 weeks ended June 20, 2026 and June 14, 2025 were not material.
(2) The number of potential Class A common shares outstanding related to RSUs that were antidilutive for the 16 weeks ended June 20, 2026 and June 14, 2025 were not material.

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
•changes in consumer behavior and spending patterns including those resulting from macroeconomic conditions such as inflation and shifts in state and federal assistance programs;
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
•uncertainty regarding the geopolitical environment including armed hostilities, acts of war and disruption in the distribution of goods;
•our ability to succeed in a competitive environment;
•our ability to execute on our business and value-creating strategies, including our operating structure realignment;
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

FIRST QUARTER OF FISCAL 2026 OVERVIEW

We are one of the largest food retailers in the United States, with 2,240 stores across 35 states and the District of Columbia as of June 20, 2026. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 275,000 talented and dedicated employees, as of June 20, 2026, who serve on average 36.5 million customers each week. Additionally, as of June 20, 2026, we operated 1,708 pharmacies, 1,238 in-store branded coffee shops, 408 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

During the first quarter of fiscal 2026, we continued to execute our business strategy, including investments in our digital and loyalty platforms, media business, customer value proposition, technology capabilities, and productivity initiatives. Our growth initiatives remain focused on eCommerce, loyalty, pharmacy and health offerings, and digital tools that support both online and in-store customer experiences.

On July 23, 2026, we announced ACI Edge, an operating structure realignment intended to simplify operations, increase accountability, and more effectively leverage enterprise scale. As part of the realignment, we consolidated our 11 divisions into four regions and centralized center-store merchandising under a single enterprise team. The new structure aligns category management, supplier management, and merchandising functions across the enterprise and is intended to improve consistency and execution across banners and regions.

Identical sales, excluding fuel, decreased 0.8% during the first quarter of fiscal 2026. Digital sales, including Drive Up & Go curbside pickup and home delivery, increased 13% compared to the first quarter of fiscal 2025. Flash delivery continued to be the fastest-growing component of our digital offering during the quarter, and we continued to build our digital capabilities, personalization tools, and fulfillment operations. Our media business also grew during the quarter, driven primarily by increased monetization of existing and new advertising placements. During the quarter, we expanded our advertising offerings through the introduction of branded entertainment solutions for advertising partners.

We continue to invest in our customer value proposition through a combination of pricing, Own Brands offerings, personalized promotions, digital capabilities, and improving the customer experience. In response to a more pressured unit environment and increasingly value-conscious consumers, we are accelerating execution and making targeted investments in our customer value proposition. These investments are intended to improve customer engagement, traffic and unit trends, and strengthen customer loyalty over time.

Technology and artificial intelligence capabilities continue to be advanced across multiple areas of the business. Following the ACI Edge operating structure realignment, we expect to deploy technology-enabled tools and operating practices more consistently across the enterprise. During the quarter, we continued to enhance customer-facing digital capabilities by building AI-powered experiences that we believe will improve engagement, increase basket size, and create a more seamless shopping journey. Within supply chain operations, we are expanding the use of advanced analytics and machine learning to support forecasting, inventory management, and replenishment processes.

Our capital allocation strategy balances investing for the future, strengthening our balance sheet and returns to shareholders through a combination of dividends and opportunistic share repurchases. Capital expenditures were approximately $522 million for the first quarter of fiscal 2026, primarily including the completion of 15 remodels, the opening of four new stores and continued investment in our digital and technology platforms. On April 14, 2026, we increased the quarterly cash dividend from $0.15 per common share to $0.17 per common share. Also on April 14, 2026, we increased the remaining share repurchase authorization to $2.0 billion in total. Capital returns to shareholders during the first quarter of fiscal 2026 included $84.0 million of common stock dividends ($0.17 per common share) and the repurchase of 13.4 million shares of common stock for a total of $226.5 million.

First quarter of fiscal 2026 highlights

In summary, our financial and operating highlights for the first quarter of fiscal 2026 include:
•Identical sales decreased 0.8%
•Digital sales increased 13%
•Net income of $85 million, or $0.17 per Class A common share
•Adjusted net income of $210 million, or $0.42 per Class A common share
•Adjusted EBITDA of $1,013 million

Stores

The following table shows stores operating, acquired, opened and closed during the periods presented:

	16 weeks ended
	June 20, 2026	June 14, 2025
Stores, beginning of period	2,244	2,270
Acquired	2	—
Opened	4	3
Closed	(10)	(9)
Stores, end of period	2,240	2,264
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	June 20, 2026	June 14, 2025	June 20, 2026	June 14, 2025	June 20, 2026	June 14, 2025
Less than 30,000	206	211	9.2%	9.3%	4.7	4.8
30,000 to 50,000	761	773	34.0%	34.2%	31.9	32.4
More than 50,000	1,273	1,280	56.8%	56.5%	75.2	75.6
Total stores	2,240	2,264	100.0%	100.0%	111.8	112.8
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025.
The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 20, 2026 ("first quarter of fiscal 2026") and 16 weeks ended June 14, 2025 ("first quarter of fiscal 2025") (dollars in millions, except per share data).

	16 weeks ended
	June 20, 2026	% of Sales	June 14, 2025	% of Sales
Net sales and other revenue	$24,941.6	100.0%	$24,880.8	100.0%
Cost of sales	18,303.5	73.4	18,142.5	72.9
Gross margin	6,638.1	26.6	6,738.3	27.1
Selling and administrative expenses	6,379.2	25.6	6,320.9	25.4
Gain on property dispositions and impairment losses, net	(4.7)	—	(31.9)	(0.1)
Operating income	263.6	1.0	449.3	1.8
Interest expense, net	166.7	0.7	141.8	0.6
Other income, net	(16.8)	(0.1)	(3.9)	—
Income before income taxes	113.7	0.4	311.4	1.2
Income tax expense	29.0	0.1	75.0	0.3
Net income	$84.7	0.3%	$236.4	0.9%

Basic net income per Class A common share	$0.17		$0.41
Diluted net income per Class A common share	0.17		0.41

Net Sales and Other Revenue
Net sales and other revenue increased 0.2% to $24,941.6 million for the first quarter of fiscal 2026 from $24,880.8 million for the first quarter of fiscal 2025. The increase in Net sales and other revenue was primarily driven by higher fuel sales, while identical sales declined 0.8%. Pharmacy and digital remained areas of strength, with pharmacy sales continuing to grow despite ongoing Inflation Reduction Act ("IRA") headwinds and digital sales increasing 13% during the first quarter of fiscal 2026.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 16 weeks ended June 20, 2026 and the 16 weeks ended June 14, 2025, respectively, were:

	16 weeks ended
	June 20, 2026	June 14, 2025
Identical sales, excluding fuel	(0.8)%	2.8%

The following table represents Net sales and other revenue by product type (dollars in millions):

	16 weeks ended
	June 20, 2026		June 14, 2025
	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$11,875.7	47.6%	$12,141.7	48.8%
Fresh (3)	7,883.1	31.6	7,986.8	32.1
Pharmacy	3,304.0	13.2	3,155.0	12.7
Fuel	1,463.9	5.9	1,229.9	4.9
Other (4)	414.9	1.7	367.4	1.5
Net sales and other revenue	$24,941.6	100.0%	$24,880.8	100.0%
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

Gross Margin
Gross margin rate decreased to 26.6% during the first quarter of fiscal 2026 compared to 27.1% during the first quarter of fiscal 2025. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 23 basis points compared to the first quarter of fiscal 2025. This decrease was primarily driven by increases in delivery and handling costs related to the continued growth in digital sales, as well as higher fuel costs. These impacts were partially offset by improvements in pharmacy margins, primarily related to the impact of the IRA. The Company also continued to make incremental investments in its customer value proposition, funded by productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased to 25.6% of Net sales and other revenue during the first quarter of fiscal 2026 compared to 25.4% of Net sales and other revenue for the first quarter of fiscal 2025. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 42 basis points during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to increases in rent and occupancy costs, merger-related litigation costs, business transformation costs and depreciation and amortization, partially offset by a decrease in employee costs. Despite disciplined productivity and cost management initiatives, the rate was negatively impacted by lower identical sales, including the effect of the IRA on pharmacy sales growth.

Gain on Property Dispositions and Impairment Losses, Net

For the first quarter of fiscal 2026, net gain on property dispositions and impairment losses was $4.7 million, primarily driven by net gains from the sale of real estate assets. For the first quarter of fiscal 2025, net gain on property dispositions and impairment losses was $31.9 million, primarily driven by $45.5 million of net gains from the sale of real estate assets, partially offset by $11.4 million from the impairment and disposal of certain technology assets and $2.2 million of retail store impairment losses.

Interest Expense, Net

Interest expense, net was $166.7 million during the first quarter of fiscal 2026 compared to $141.8 million during the first quarter of fiscal 2025. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings.

Other Income, Net

For the first quarter of fiscal 2026, other income, net was $16.8 million compared to other income, net of $3.9 million for the first quarter of fiscal 2025. Other income, net during the first quarter of fiscal 2026 was primarily driven by realized gains from non-operating investments and non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments. Other income, net during the first quarter of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $29.0 million during the first quarter of fiscal 2026, representing a 25.5% effective tax rate. Income tax expense was $75.0 million during the first quarter of fiscal 2025, representing a 24.1% effective tax rate. The increase in the effective income tax rate was primarily driven by the legislative expiration of federal employment tax credits.

Net Income and Adjusted Net Income

Net income was $84.7 million, or $0.17 per Class A common share, during the first quarter of fiscal 2026 compared to $236.4 million, or $0.41 per Class A common share, during the first quarter of fiscal 2025. Adjusted net income was $210.3 million, or $0.42 per Class A common share, during the first quarter of fiscal 2026 compared to $318.9 million, or $0.55 per Class A common share, during the first quarter of fiscal 2025.

Adjusted EBITDA

For the first quarter of fiscal 2026, Adjusted EBITDA was $1,013.2 million, or 4.1% of Net sales and other revenue, compared to $1,111.0 million, or 4.5% of Net sales and other revenue, for the first quarter of fiscal 2025.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	16 weeks ended
	June 20, 2026	June 14, 2025
Net income	$84.7	$236.4
Adjustments:
Business transformation (1)(b)	54.2	38.3
Equity-based compensation expense (b)	31.4	33.7
Gain on property dispositions and impairment losses, net	(4.7)	(31.9)
LIFO expense (a)	20.0	17.3
Merger-related costs (2)(b)	41.6	19.0
Certain legal and regulatory accruals and settlements, net (b)	1.2	2.6
Amortization of debt discount and deferred financing costs (c)	4.8	6.2
Amortization of intangible assets resulting from acquisitions (b)	15.7	14.8
Miscellaneous adjustments (3)(e)	(1.9)	6.1
Tax impact of adjustments to Adjusted net income	(36.7)	(23.6)
Adjusted net income	$210.3	$318.9
Tax impact of adjustments to Adjusted net income	36.7	23.6
Income tax expense	29.0	75.0
Amortization of debt discount and deferred financing costs (c)	(4.8)	(6.2)
Interest expense, net	166.7	141.8
Amortization of intangible assets resulting from acquisitions (b)	(15.7)	(14.8)
Depreciation and amortization (d)	591.0	572.7
Adjusted EBITDA	$1,013.2	$1,111.0

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	16 weeks ended
	June 20, 2026	June 14, 2025
Numerator:

Adjusted net income (4)	$210.3	$318.9

Denominator:

Weighted average Class A common shares outstanding - diluted	498.2	575.4
Restricted stock units (5)	8.5	8.5
Adjusted weighted average Class A common shares outstanding - diluted	506.7	583.9

Adjusted net income per Class A common share - diluted	$0.42	$0.55

	16 weeks ended
	June 20, 2026	June 14, 2025
Net income per Class A common share - diluted	$0.17	$0.41
Non-GAAP adjustments (6)	0.26	0.15
Restricted stock units (5)	(0.01)	(0.01)
Adjusted net income per Class A common share - diluted	$0.42	$0.55

(1) Includes costs related to the Company's business transformation, including third-party consulting fees and certain integration and employee termination costs, as follows (see table below):

	16 weeks ended
	June 20, 2026	June 14, 2025
Third-party consulting fees	$32.5	$33.3
Integration and employee termination costs	21.7	5.0
Total Business transformation	$54.2	$38.3

(2) Primarily includes litigation costs related to the terminated merger. The first quarter of fiscal 2025 also includes retention program expense related to the terminated merger.
(3) Miscellaneous adjustments include the following (see table below):

	16 weeks ended
	June 20, 2026	June 14, 2025
Closed stores and surplus properties	$15.7	$5.5
Net realized and unrealized (gain) loss on non-operating investments	(11.9)	1.3
Non-cash lease-related adjustments	(1.7)	—
Other (i)	(4.0)	(0.7)
Total miscellaneous adjustments	$(1.9)	$6.1
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	16 weeks ended
	June 20, 2026	June 14, 2025
Cost of sales	$65.3	$64.1
Selling and administrative expenses	525.7	508.6
Total Depreciation and amortization	$591.0	$572.7

(e) Miscellaneous adjustments:

	16 weeks ended
	June 20, 2026	June 14, 2025
Cost of sales	$(5.1)	$(0.5)
Selling and administrative expenses	13.7	5.6
Other income, net	(10.5)	1.0
Total Miscellaneous adjustments	$(1.9)	$6.1

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	16 weeks ended
	June 20, 2026	June 14, 2025
Cash and cash equivalents and restricted cash at end of period	$295.0	$155.3
Cash flows provided by operating activities	728.9	754.4
Cash flows used in investing activities	(507.7)	(474.1)
Cash flows used in financing activities	(129.2)	(422.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $728.9 million for the first quarter of fiscal 2026 compared to $754.4 million for the first quarter of fiscal 2025. The decrease in cash flow from operations compared to the first quarter of fiscal 2025 was primarily driven by a decrease in Adjusted EBITDA and increases in cash paid for interest, as well as higher merger-related and business transformation costs, partially offset by changes in working capital and lower cash paid for indirect taxes during the first quarter of fiscal 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $507.7 million for the first quarter of fiscal 2026 compared to $474.1 million for the first quarter of fiscal 2025.

For the first quarter of fiscal 2026, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $522.1 million and the Hames acquisition of $28.0 million, partially offset by proceeds from the sale of assets of $25.8 million, primarily related to real estate. Payments for property, equipment and intangibles in the first quarter of fiscal 2026 included the completion of 15 remodels, the opening of four new stores and continued investment in our digital and technology platforms.

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

Net Cash Used in Financing Activities

Net cash used in financing activities was $129.2 million during the first quarter of fiscal 2026 compared to net cash used in financing activities of $422.9 million during the first quarter of fiscal 2025.

Net cash used in financing activities during the first quarter of fiscal 2026 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock, payments on long-term borrowings and tax withholding payments on vesting of RSUs, partially offset by $275.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Net cash used in financing activities during the first quarter of fiscal 2025 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $25.0 million of proceeds from the ABL Facility. Proceeds from the issuance of long-term debt and payments on long-term borrowings also included a $600 million issuance and subsequent $600 million redemption of senior unsecured notes.

Debt Management

As of June 20, 2026, there was $700.0 million outstanding under our ABL Facility and total availability of $3,287.4 million (net of letter of credit usage).

We repaid the remaining $56.5 million in aggregate principal amount outstanding of New Albertsons L.P.'s 7.75% Notes due 2026 on their maturity date, June 15, 2026.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. On April 14, 2026, the Board of Directors (the "Board") increased the quarterly cash dividend 13% from $0.15 per common share to $0.17 per common share. Cash dividends paid on our Class A common stock were $84.0 million ($0.17 per common share) and $85.7 million ($0.15 per common share) during the first quarter of fiscal 2026 and first quarter of fiscal 2025, respectively. On July 14, 2026, we announced the next quarterly dividend payment of $0.17 per share of Class A common stock to be paid on August 7, 2026 to stockholders of record as of the close of business on July 24, 2026.

Common Stock Repurchase Program

On April 14, 2026, the Board increased the remaining share repurchase authorization to $2.0 billion in total. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the first quarter of fiscal 2026, we repurchased 13.4 million shares of common stock for a total of $226.5 million pursuant to the existing multi-year repurchase authorization.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $6.0 billion to $6.7 billion. This includes $700.0 million related to the outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, operating leases, finance leases, legal settlements, quarterly dividends on Class A common stock and common stock repurchases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See the Critical Accounting Policies section included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on April 27, 2026, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on April 27, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes to the risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on April 27, 2026, under the heading "Risk Factors".

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

Share repurchase activity during the first quarter of fiscal 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)(2)
March 1, 2026 through March 28, 2026	4,458,400	$17.28	4,458,400	$1,112.2
March 29, 2026 through April 25, 2026	3,236,614	17.21	3,236,614	1,956.5
April 26, 2026 through May 23, 2026	2,966,804	16.47	2,966,804	1,907.7
May 24, 2026 through June 20, 2026	2,763,985	15.68	2,763,985	1,864.3
Total	13,425,803	$16.75	13,425,803	$1,864.3
(1) Excludes excise tax on share repurchases in excess of issuances, which is included as part of the cost basis of the shares acquired.
(2) On December 11, 2024, the Board authorized a multi-year share repurchase program of up to $2.0 billion of the Company's common stock. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. On October 14, 2025, the Company announced that the Board authorized an increase to the share repurchase program from $2.0 billion to $2.75 billion. On April 14, 2026, the Board authorized an increase to the remaining share repurchase authorization of $900 million.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the first quarter of fiscal 2026, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

Albertsons Companies, Inc. (Registrant)

Date:	July 28, 2026	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ Sharon McCollam
Sharon McCollam
President and Chief Financial Officer (Principal Financial Officer)