Form 10-Q
period 2026-09-12
Albertsons Companies, Inc.
filed 2026-10-20
CIK 1646972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 12, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 16, 2026, the registrant had 470,482,423 shares of Class A common stock, par value $0.01 per share, outstanding.

Albertsons Companies, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 12, 2026	February 28, 2026
ASSETS
Current assets
Cash and cash equivalents	$282.0	$198.6
Receivables, net	1,069.7	932.6
Inventories, net	5,282.1	5,173.9
Other current assets	422.0	410.6
Total current assets	7,055.8	6,715.7

Property and equipment, net	10,047.8	9,903.7
Operating lease right-of-use assets	6,239.8	6,102.4
Intangible assets, net	2,023.8	2,156.1
Goodwill	1,201.0	1,201.0
Other assets	655.1	687.0
TOTAL ASSETS	$27,223.3	$26,765.9

LIABILITIES
Current liabilities
Accounts payable	$4,181.3	$4,021.2
Accrued salaries and wages	1,326.1	1,348.3
Current maturities of long-term debt and finance lease obligations	882.2	534.0
Current operating lease obligations	740.6	736.7
Other current liabilities	1,518.5	1,183.8
Total current liabilities	8,648.7	7,824.0

Long-term debt and finance lease obligations	8,446.0	8,412.6
Long-term operating lease obligations	5,848.2	5,613.6
Deferred income taxes	595.4	630.6
Other long-term liabilities	2,252.0	2,448.9

Commitments and contingencies

STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized, 603,407,817 and 600,734,693 shares issued as of September 12, 2026 and February 28, 2026, respectively	6.0	6.0
Additional paid-in capital	2,239.7	2,219.4
Treasury stock, at cost, 127,215,011 and 101,191,791 shares held as of September 12, 2026 and February 28, 2026, respectively	(2,238.1)	(1,850.5)
Accumulated other comprehensive income	80.3	83.2
Retained earnings	1,345.1	1,378.1
Total stockholders' equity	1,433.0	1,836.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,223.3	$26,765.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Net sales and other revenue	$18,894.7	$18,915.8	$43,836.3	$43,796.6
Cost of sales	13,837.6	13,809.2	32,141.1	31,951.7
Gross margin	5,057.1	5,106.6	11,695.2	11,844.9

Selling and administrative expenses	4,840.2	4,806.9	11,219.4	11,127.8
Loss (gain) on property dispositions and impairment losses, net	42.4	4.4	37.7	(27.5)
Operating income	174.5	295.3	438.1	744.6

Interest expense, net	125.0	105.3	291.7	247.1
Other income, net	(13.2)	(29.7)	(30.0)	(33.6)
Income before income taxes	62.7	219.7	176.4	531.1

Income tax expense	11.2	51.2	40.2	126.2
Net income	$51.5	$168.5	$136.2	$404.9

Other comprehensive income (loss), net of tax
Recognition of pension loss	(0.3)	(13.4)	(0.7)	(14.1)
Other	(0.9)	1.3	(2.2)	1.6
Other comprehensive loss	$(1.2)	$(12.1)	$(2.9)	$(12.5)

Comprehensive income	$50.3	$156.4	$133.3	$392.4

Net income per Class A common share
Basic net income per Class A common share	$0.11	$0.30	$0.28	$0.71
Diluted net income per Class A common share	0.11	0.30	0.28	0.71

Weighted average Class A common shares outstanding
Basic	484.4	559.7	490.6	567.3
Diluted	488.2	562.5	494.0	569.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 12, 2026	September 6, 2025
Cash flows from operating activities:
Net income	$136.2	$404.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on property dispositions and impairment losses, net	37.7	(27.5)
Depreciation and amortization	1,033.7	1,007.4
Operating lease right-of-use assets amortization	388.9	376.1
LIFO expense	23.4	28.3
Deferred income tax	(36.3)	26.4
Contributions to pension and post-retirement benefit plans, net of (income) expense	(42.0)	(72.7)
Deferred financing costs	7.2	11.5
Equity-based compensation expense	45.8	52.4
Other operating activities	(14.3)	14.9
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(135.6)	(133.7)
Inventories, net	(129.3)	(226.7)
Accounts payable, accrued salaries and wages and other accrued liabilities	79.7	110.4
Operating lease liabilities	(305.4)	(285.4)
Self-insurance assets and liabilities	5.7	2.5
Other operating assets and liabilities	114.9	(6.8)
Net cash provided by operating activities	1,210.3	1,282.0

Cash flows from investing activities:
Payments for property, equipment and intangibles, including lease buyouts	(899.6)	(950.5)
Proceeds from sale of assets	36.2	82.6
Business acquisitions, net of cash acquired	(28.0)	—
Other investing activities	33.4	30.0
Net cash used in investing activities	(858.0)	(837.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, including ABL facility	400.0	925.0
Payments on long-term borrowings, including ABL facility	(59.8)	(600.3)
Payments of obligations under finance leases	(18.3)	(21.9)
Payments for debt financing costs	(0.1)	(18.1)
Dividends paid on common stock	(166.6)	(169.6)
Treasury stock purchase, at cost	(398.8)	(550.1)
Employee tax withholding on vesting of restricted stock units	(28.1)	(32.0)
Net cash used in financing activities	(271.7)	(467.0)

Net increase (decrease) in cash and cash equivalents and restricted cash	80.6	(22.9)
Cash and cash equivalents and restricted cash at beginning of period	203.0	297.9
Cash and cash equivalents and restricted cash at end of period	$283.6	$275.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in millions, except share data)
(unaudited)

	Class A Common Stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance as of February 28, 2026	600,734,693	$6.0	$2,219.4	101,191,791	$(1,850.5)	$83.2	$1,378.1	$1,836.2
Equity-based compensation	—	—	31.4	—	—	—	—	31.4
Shares issued and employee tax withholding on vesting of restricted stock units	2,561,634	—	(27.4)	—	—	—	—	(27.4)
Repurchase of common stock	—	—	—	13,425,803	(226.5)	—	—	(226.5)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(84.0)	(84.0)
Net income	—	—	—	—	—	—	84.7	84.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	—	(1.7)
Other activity	—	—	1.4	—	—	—	(1.4)	—
Balance as of June 20, 2026	603,296,327	$6.0	$2,224.8	114,617,594	$(2,077.0)	$81.5	$1,377.4	$1,612.7
Equity-based compensation	—	—	14.4	—	—	—	—	14.4
Shares issued and employee tax withholding on vesting of restricted stock units	111,490	—	(0.7)	—	—	—	—	(0.7)
Repurchase of common stock	—	—	—	12,597,417	(161.1)	—	—	(161.1)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(82.6)	(82.6)
Net income	—	—	—	—	—	—	51.5	51.5
Other comprehensive loss, net of tax	—	—	—	—	—	(1.2)	—	(1.2)
Other activity	—	—	1.2	—	—	—	(1.2)	—
Balance as of September 12, 2026	603,407,817	$6.0	$2,239.7	127,215,011	$(2,238.1)	$80.3	$1,345.1	$1,433.0

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

Albertsons Companies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 28, 2026 is derived from the Company's annual audited Consolidated Financial Statements, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the Securities and Exchange Commission (the "SEC") on April 27, 2026. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company's results of operations are for the 12 and 28 weeks ended September 12, 2026 and September 6, 2025.

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

Restricted cash: Restricted cash is included in Other current assets or Other assets depending on the remaining term of the restriction and primarily relates to surety bonds. The Company had $1.6 million and $4.4 million of restricted cash as of September 12, 2026 and February 28, 2026, respectively.

Inventories, net: Substantially all of the Company's inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances. The Company primarily uses the retail inventory or cost method to determine inventory cost before application of any last-in, first-out ("LIFO") adjustment. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $3.4 million and $11.0 million for the 12 weeks ended September 12, 2026 and September 6, 2025, respectively, and $23.4 million and $28.3 million for the 28 weeks ended September 12, 2026 and September 6, 2025, respectively.

Acquisitions: On April 29, 2026, the Company acquired certain retail operations from Hames Corporation ("Hames"). The purchase price was $28.0 million, and the transaction was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair values of the identifiable assets and liabilities. Net assets acquired primarily consisted of fixed assets, intangibles and inventory, valued at $19.2 million, $7.3 million and $2.2 million, respectively. Intangible assets acquired primarily consisted of tradenames. Pro forma results are not presented as the acquisition was not considered material to the Company. Third-party acquisition-related costs were immaterial for the 12 and 28 weeks ended September 12, 2026 and were expensed as incurred as a component of Selling and administrative expenses.

Convertible Common Stock and Preferred Stock: The Company's certificate of incorporation authorizes 150,000,000 shares of Class A-1 convertible common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share, of which 1,750,000 shares of preferred stock are designated Series A convertible preferred stock and 1,410,000 shares of preferred stock are designated Series A-1 convertible preferred stock. As of September 12, 2026 and February 28, 2026, no shares of Class A-1 convertible common stock and no shares of preferred stock are issued or outstanding.

Income taxes: Income tax expense was $11.2 million for the 12 weeks ended September 12, 2026, representing a 17.9% effective tax rate. The Company's effective tax rate for the 12 weeks ended September 12, 2026 differs from the federal income tax statutory rate of 21% primarily due to federal tax credits and charitable donations, partially offset by state income taxes. Income tax expense was $51.2 million for the 12 weeks ended September 6, 2025, representing a 23.3% effective tax rate. The Company's effective tax rate for the 12 weeks ended September 6, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits.

Income tax expense was $40.2 million for the 28 weeks ended September 12, 2026, representing a 22.8% effective tax rate. Income tax expense was $126.2 million for the 28 weeks ended September 6, 2025, representing a 23.8% effective tax rate. The Company's effective tax rate for both the 28 weeks ended September 12, 2026 and September 6, 2025 differs from the federal income tax statutory rate of 21% primarily due to state income taxes, partially offset by federal tax credits.

Revenue recognition: Revenues from the retail sale of products are recognized at the point of sale or delivery to the customer, net of returns and sales tax. Pharmacy sales are recorded upon the customer receiving the prescription. Third-party receivables from pharmacy sales were $641.2 million and $519.8 million as of September 12, 2026 and February 28, 2026, respectively, and are recorded in Receivables, net. For digital related sales, which primarily include home delivery and Drive Up & Go curbside pickup, revenues are recognized upon either pickup in store or delivery to the customer and may include revenue for separately charged delivery services. The Company records a contract liability when rewards are earned by customers in connection with the Company's loyalty programs. As rewards are redeemed or expire, the Company reduces the contract liability and recognizes revenue. The contract liability balance was immaterial as of September 12, 2026 and February 28, 2026. Media advertising services are classified as either Net sales and other revenue or a reduction in Cost of sales depending on the nature of the media advertising arrangement.

The Company records a contract liability when it sells its own proprietary gift cards. The Company records a sale when the customer redeems the gift card. The Company's gift cards do not expire. The Company reduces the contract liability and records revenue for the unused portion of gift cards in proportion to its customers' pattern of redemption, which the Company determined to be the historical redemption rate. The Company's contract liability related to gift cards was $127.7 million and $126.2 million as of September 12, 2026 and February 28, 2026, respectively.

Disaggregated Revenues

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 12, 2026		September 6, 2025		September 12, 2026		September 6, 2025
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,087.8	48.1%	$9,220.5	48.8%	$20,963.5	47.8%	$21,362.2	48.8%
Fresh (3)	5,779.5	30.6	5,946.6	31.4	13,662.6	31.2	13,933.4	31.8
Pharmacy	2,667.6	14.1	2,536.8	13.4	5,971.6	13.6	5,691.8	13.0
Fuel	1,041.0	5.5	911.3	4.8	2,504.9	5.7	2,141.2	4.9
Other (4)	318.8	1.7	300.6	1.6	733.7	1.7	668.0	1.5
Net sales and other revenue	$18,894.7	100.0%	$18,915.8	100.0%	$43,836.3	100.0%	$43,796.6	100.0%
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

The following table presents certain assets and liabilities which were measured at fair value on a recurring basis as of September 12, 2026 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments (1)	$8.7	$8.6	$0.1	$—
Non-current investments (2)	112.1	9.4	102.7	—
Derivative contracts (3)	7.3	—	7.3	—
Total	$128.1	$18.0	$110.1	$—

Liabilities:
Derivative contracts (3)	$6.6	$—	$6.6	$—
Total	$6.6	$—	$6.6	$—
(1) Primarily relates to Mutual Funds (Level 1) and Certificates of Deposit (Level 2). Included in Other current assets.
(2) Primarily relates to investments in Exchange-Traded Funds (Level 1) and U.S. Treasury Notes, Corporate Bonds and certain equity investments (Level 2). Included in Other assets.
(3) Included in Other assets or Other current liabilities.
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
(3) Included in Other assets or Other current liabilities.

The Company records cash and cash equivalents, restricted cash, accounts receivable and accounts payable at cost. The recorded values of these financial instruments approximate fair value based on their short-term nature.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 12, 2026, the fair value of total debt was $8,600.6 million compared to the carrying value of $8,967.1 million, excluding debt discounts and deferred financing costs. As of February 28, 2026, the fair value of total debt was $8,649.9 million compared to the carrying value of $8,626.8 million, excluding debt discounts and deferred financing costs.
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

During the 12 and 28 weeks ended September 12, 2026, the Company recorded retail store impairment losses of $28.0 million. During the 12 and 28 weeks ended September 6, 2025, the Company recorded retail store impairment losses of $6.2 million and $8.4 million, respectively.

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. As of both September 12, 2026 and February 28, 2026, the Company's goodwill totaled $1,201.0 million. Goodwill is not amortized as the Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

During the 12 weeks ended September 12, 2026, management identified triggering events, including a sustained decline in operating performance, lower projected operating results and a decline in the Company's market capitalization. As a result, the Company performed an interim quantitative goodwill impairment test. The quantitative assessment was performed using a combination of the income approach, based on discounted cash flow analyses, and the market approach, based on guideline public company multiples. The fair value estimates incorporated significant judgments and assumptions, including projected operating results and capital expenditures, long-term growth rates, and discount rates. Based on the results of the assessment, the estimated fair value of each reporting unit exceeded its carrying amount. Accordingly, the Company concluded that goodwill was not impaired, and no impairment charge was recognized during the period.

Goodwill has been allocated to all of the Company's reporting units, and none of its reporting units have a zero or negative carrying amount of net assets. As of September 12, 2026, the Company has seven reporting units with aggregate goodwill of $873.1 million for which the fair values substantially exceeded their respective carrying values, indicating a remote likelihood of a future impairment loss. The Company also has three reporting units with aggregate goodwill of $327.9 million where it is reasonably possible that future changes in judgments, assumptions and estimates the Company made in assessing the fair value of the reporting unit could cause it to recognize impairment charges of the goodwill balance within each reporting unit. There is one reporting unit with no goodwill.

These estimates require significant judgments regarding matters that are inherently uncertain, including future expected operating performance, and economic, industry and market conditions; the extent to which actual future operating performance differs from expectations; and changes resulting from the Company's ongoing review of its business, operating model and capital allocation priorities.

NOTE 3 - LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The Company's long-term debt and finance lease obligations as of September 12, 2026 and February 28, 2026, net of unamortized debt discounts of $33.8 million and $37.9 million, respectively, and deferred financing costs of $49.8 million and $55.2 million, respectively, consisted of the following (in millions):

	September 12, 2026	February 28, 2026
Senior Unsecured Notes due 2028 to 2034, interest rate range of 3.50% to 6.50%	$7,235.4	$7,228.9
New Albertsons L.P. Notes due 2027 to 2031, interest rate range of 6.52% to 8.70%	435.5	489.3
Safeway Inc. Notes due 2027 to 2031, interest rate range of 7.25% to 7.45%	376.8	376.5
ABL Facility	825.0	425.0
Other financing obligations	10.8	14.0
Finance lease obligations	444.7	412.9
Total debt	9,328.2	8,946.6
Less current maturities	(882.2)	(534.0)
Long-term portion	$8,446.0	$8,412.6

ABL Facility

As of September 12, 2026, there was $825.0 million outstanding under the asset-based loan facility (the "ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $12.6 million. As of February 28, 2026, there was $425.0 million outstanding under the ABL Facility, and LOC issued under the LOC sub-facility were $12.7 million.

New Albertsons L.P. Notes

The Company repaid the remaining $56.5 million in aggregate principal amount outstanding of New Albertsons L.P.'s 7.75% Notes due 2026 on their maturity date, June 15, 2026.

NOTE 4 - EMPLOYEE BENEFIT PLANS

Pension and Other Post-Retirement Benefits

The following table provides the components of net pension and post-retirement (income) expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Estimated return on plan assets	$(18.2)	$(21.2)	$—	$—
Service cost	3.6	3.8	—	—
Interest cost	13.8	18.1	0.1	0.2
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial gain	(0.3)	(0.7)	(0.2)	(0.2)
Settlement income	—	(26.8)	—	—
Income, net	$(1.0)	$(26.7)	$(0.1)	$—

	28 weeks ended
	Pension		Other post-retirement benefits
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Estimated return on plan assets	$(42.5)	$(49.5)	$—	$—
Service cost	8.5	8.7	—	—
Interest cost	32.2	42.3	0.2	0.3
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial gain	(0.7)	(1.6)	(0.4)	(0.4)
Settlement income	—	(26.8)	—	—
Income, net	$(2.3)	$(26.7)	$(0.2)	$(0.1)

The Company contributed $7.8 million and $39.5 million to its defined pension plans and post-retirement benefit plans during the 12 and 28 weeks ended September 12, 2026, respectively. For the 12 and 28 weeks ended September 6, 2025, the Company contributed $3.0 million and $45.9 million, respectively. At the Company's discretion, additional funds may be contributed to the defined benefit pension plans that are determined to be beneficial to the Company. The Company currently anticipates contributing an additional $10.4 million to these plans for the remainder of fiscal 2026.

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

Opioid Litigation: The Company is one of dozens of companies that have been named as defendants in lawsuits filed by various plaintiffs, including states, counties, cities, Native American tribes, and hospitals, alleging that defendants contributed to the national opioid epidemic. At present, the Company is a named defendant in approximately 81 suits pending in various state and federal courts including the United States District Court for the Northern District of Ohio, where over 2,000 cases against various defendants have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407. The relief sought by the various plaintiffs in these matters includes compensatory damages, abatement and punitive damages as well as injunctive relief. On July 30, 2024, multiple plaintiffs filed an Omnibus Motion for Leave to Amend complaints, seeking leave from the MDL court to add the Company to over 150 additional lawsuits. The Company filed its response to the Omnibus Motion on January 16, 2025. In the reply filed by the plaintiffs on July 2, 2025, the number of additional lawsuits was reduced to approximately 108 suits. The Motion remains pending before the Court. All of the MDL cases naming the Company have been stayed except for two so called "bellwether" actions in Tarrant County (Texas) and Monterey County (California), which are ongoing.

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

As a result of the Opioid Settlement Framework, the Company concluded that a loss related to the settlement of opioid‑related claims was probable and for which the related loss was reasonably estimable. Accordingly, in the fourth quarter of fiscal 2025, the Company recorded a loss of $773.8 million ($599.8 million, net of tax) related to the Opioid Settlement Framework, included as a component of Selling and administrative expenses. These related payments are expected to be made over a period of nine years, with slightly more than one-third of the total amount payable within the first two years and the remainder payable over the following seven years. The first payment of $136.6 million is segregated in an interest bearing account recorded in Cash and cash equivalents as of September 12, 2026, and will be paid upon reaching a final settlement agreement. As of September 12, 2026, the Company recorded $288.8 million and $485.0 million of the estimated liability in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets. As of February 28, 2026, the Company recorded $136.6 million and $637.2 million of the estimated liability in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

With respect to two active state court claims, those matters are in Dallas County (Texas) and the City of Philadelphia (Pennsylvania), which are pending. The Company believes that it has substantial factual and legal defenses to these claims, and is vigorously defending these matters.

Loss contingencies are inherently uncertain and require significant judgment, and unfavorable developments may occur. The Opioid Settlement Framework remains in its early stages, and there is no assurance that the required parties will reach a definitive agreement or satisfy any related conditions. Accordingly, actual losses may differ materially from the Company’s estimated liability.

The Opioid Settlement Framework does not include the State of Washington. The Company continues to vigorously defend this matter and believes that it has substantial factual and legal defenses. Bench trial in the State of Washington matter has concluded and a decision is expected on or around November 5, 2026. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss.

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

On December 11, 2024, Kroger delivered a termination notice to the Company, alleging that the Company's December 10, 2024 termination notice was not effective and that Kroger had no obligation to pay the $600 million termination fee because the Company allegedly failed to perform and comply in all material respects with its covenants under the Merger Agreement. On March 25, 2025, Kroger answered the Company's lawsuit and brought counterclaims against the Company in connection with the Company's alleged failure to perform under the Merger Agreement. The Company filed its answers to Kroger's counterclaims on May 17, 2025 and the parties are presently engaged in discovery. Trial commenced on October 19, 2026.

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

	28 weeks ended September 12, 2026
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$83.2	$82.2	$1.0
Other comprehensive loss before reclassifications	(3.0)	—	(3.0)
Amounts reclassified from accumulated other comprehensive income (1)	(0.9)	(0.9)	—
Tax benefit	1.0	0.2	0.8
Current-period other comprehensive loss, net of tax	(2.9)	(0.7)	(2.2)
Ending AOCI balance	$80.3	$81.5	$(1.2)

	28 weeks ended September 6, 2025
	Total	Pension and Post-retirement benefit plans	Other
Beginning AOCI balance	$94.7	$92.4	$2.3
Other comprehensive income before reclassifications	11.7	9.6	2.1
Amounts reclassified from accumulated other comprehensive income (1)	(28.6)	(28.6)	—
Tax benefit (expense)	4.4	4.9	(0.5)
Current-period other comprehensive (loss) income, net of tax	(12.5)	(14.1)	1.6
Ending AOCI balance	$82.2	$78.3	$3.9
(1) These amounts are included in the computation of net pension and post-retirement expense (income). For additional information, see Note 4 - Employee Benefit Plans.

NOTE 7 - SEGMENT INFORMATION

The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores or through digital channels. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. On July 23, 2026, the Company announced a regional operating structure realignment referred to as ACI Edge. Based on management's initial assessment, the Company determined that its operating segments and reporting units continue to be its operating divisions, which are now referred to as markets, and that the Company continues to have one reportable segment. This determination may be reassessed in future periods as implementation of ACI Edge progresses and management further evaluates its impact on the Company's organizational and reporting structure. Each reporting unit constitutes a business for which discrete financial information is available and for which the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews the operating results and makes key operating decisions on how to allocate resources. Across all operating segments, the Company operates primarily one store format. Each market offers, through its stores and digital channels, the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors.

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

The following table presents segment information for Net sales and other revenue, significant segment expenses and Retail segment EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Retail segment sales	$18,694.9	$18,728.9	$43,374.5	$43,373.3
Other revenue (1)	199.8	186.9	461.8	423.3
Net sales and other revenue	$18,894.7	$18,915.8	$43,836.3	$43,796.6

Retail segment expenses:
Merchandise costs, including advertising, distribution and freight	13,394.5	13,395.0	31,095.9	31,015.9
Employee costs (2)	2,820.5	2,746.7	6,532.8	6,406.9
Other segment expenses (3)	1,603.0	1,595.8	3,724.1	3,676.4
Retail segment EBITDA	$876.9	$991.4	$2,021.7	$2,274.1

Reconciliation to Income before income taxes:
Corporate adjustments (4)	(92.9)	(143.0)	(224.5)	(314.7)
Depreciation and amortization	(442.7)	(434.7)	(1,033.7)	(1,007.4)
Interest expense, net	(125.0)	(105.3)	(291.7)	(247.1)
Business transformation (5)	(35.6)	(35.3)	(89.8)	(73.6)
Equity-based compensation expense	(14.4)	(18.7)	(45.8)	(52.4)
(Loss) gain on property dispositions and impairment losses, net	(42.4)	(4.4)	(37.7)	27.5
LIFO expense	(3.4)	(11.0)	(23.4)	(28.3)
Merger-related costs (6)	(35.3)	(19.0)	(76.9)	(38.0)
Certain legal and regulatory accruals and settlements, net	(19.7)	(8.4)	(20.9)	(11.0)
Miscellaneous adjustments (7)	(2.8)	8.1	(0.9)	2.0
Income before income taxes	$62.7	$219.7	$176.4	$531.1
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
(6) Primarily includes litigation costs related to the terminated merger. The 12 and 28 weeks ended September 6, 2025 also includes retention program expense related to the terminated merger.

(7) Primarily includes adjustments for pension settlement gains, closed stores and surplus properties, net realized and unrealized gains and losses related to non-operating investments, non-cash rent expense, gains and losses on derivative contracts and other items not allocated to the segment.

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

The components of basic and diluted net income per Class A common share were as follows (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Net income	$51.5	$168.5	$136.2	$404.9

Weighted average Class A common shares outstanding - Basic (1)	484.4	559.7	490.6	567.3
Dilutive effect of restricted stock units	3.8	2.8	3.4	2.6
Weighted average Class A common shares outstanding - Diluted (2)	488.2	562.5	494.0	569.9

Basic net income per Class A common share	$0.11	$0.30	$0.28	$0.71
Diluted net income per Class A common share	$0.11	$0.30	$0.28	$0.71
(1) The number of Class A common shares remaining to be issued for the 12 and 28 weeks ended September 12, 2026 and September 6, 2025 were not material.
(2) The number of potential Class A common shares outstanding related to RSUs that were antidilutive for the 12 and 28 weeks ended September 12, 2026 and September 6, 2025 were not material.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT IMPACT OUR OPERATING RESULTS AND TRENDS

This Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. The "forward-looking statements" include our current expectations, assumptions, estimates and projections about our business and our industry. They include, but are not limited to, statements relating to our future operating or financial performance, turnaround strategy, customer strategy, cost structure, operating model, portfolio of banners, markets, assets and businesses, and capital allocation priorities, the development of a multi-year financial outlook, and management's expectations regarding our long-term growth and value creation opportunities which the Company believes to be reasonable at this time. You can identify forward-looking statements by the use of words such as "outlook," "may," "should," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions which are intended to identify forward-looking statements.

These statements are not guarantees of future performance and are subject to significant risks and uncertainties which are beyond our control and difficult to predict and could cause actual results to differ materially from the results expressed or implied by the statements. Risks and uncertainties that could cause actual results to differ materially from such statements and may adversely impact our financial condition and results of operations include:
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
•our ability to execute on our business and value-creating strategies, including our turnaround strategy and operating structure realignment, to realize anticipated benefits from those efforts, and the timing of any anticipated improvements;
•our ability to attract and retain qualified or specialized associates who are critical to the success of our business strategy;
•failure to achieve productivity or cost reduction initiatives, including those related to artificial intelligence, unexpected changes in our objectives and plans, inability to implement our strategies, plans, programs and initiatives, or enter into strategic transactions, investments or partnerships in the future on terms acceptable to us, or at all;
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

SECOND QUARTER OF FISCAL 2026 OVERVIEW

We are one of the largest food retailers in the United States, with 2,240 stores across 35 states and the District of Columbia as of September 12, 2026. We operate 22 well known banners including Albertsons, Safeway, Vons, Pavilions, Randalls, Tom Thumb, Carrs, Jewel-Osco, ACME, Shaw's, Star Market, United Supermarkets, Market Street, Haggen, Kings Food Markets and Balducci's Food Lovers Market, with approximately 270,000 talented and dedicated employees, as of September 12, 2026, who serve on average 36.3 million customers each week. Additionally, as of September 12, 2026, we operated 1,709 pharmacies, 1,225 in-store branded coffee shops, 408 associated fuel centers, 22 dedicated distribution centers, 19 manufacturing facilities and various digital platforms.

On July 23, 2026, we announced ACI Edge, an operating structure realignment designed to accelerate execution, increase accountability and more effectively leverage our scale. As part of the realignment, we combined our 11 divisions into four regions and fully centralized center-store merchandising under a single enterprise team. We view ACI Edge as the first step in a broader turnaround aimed at improving operating performance, strengthening competitiveness and creating greater long-term shareholder value. Building on those actions, on October 13, 2026, we announced a comprehensive review of our customer strategy, cost structure, operating model, portfolio of banners, markets, assets and businesses, and capital allocation priorities.

During the second quarter of fiscal 2026, we continued to invest in eCommerce capabilities, loyalty, pharmacy, retail media, own brands, and fresh differentiation. We believe these investments have contributed to an improved customer offering and enhanced convenience, quality and value. We strive to provide customers with the products they seek, at competitive prices, through the channels and formats they prefer.

Identical sales, excluding fuel, decreased 0.8% during the second quarter of fiscal 2026. Digital sales, including Drive Up & Go curbside pickup and home delivery, increased 11% compared to the second quarter of fiscal 2025, reflecting continued customer adoption of our offerings. Customer engagement across our loyalty ecosystem remained strong, with active membership, personalized offers and digital engagement continuing to provide important competitive advantages.

Our business continues to generate meaningful cash flow and maintain a strong financial foundation. Our capital allocation strategy allocates capital where it can create the greatest long-term value for shareholders. Capital expenditures were approximately $900 million for the first 28 weeks of fiscal 2026, primarily including the completion of 38 remodels, the opening of seven new stores and continued investment in our digital and technology platforms. Capital returns to shareholders during the first 28 weeks of fiscal 2026 included $166.6 million of common stock dividends ($0.34 per common share) and the repurchase of 26.0 million shares of common stock for a total of $387.6 million.

Second quarter of fiscal 2026 highlights

In summary, our financial and operating highlights for the second quarter of fiscal 2026 include:
•Identical sales decreased 0.8%
•Digital sales increased 11%
•Net income of $52 million, or $0.11 per Class A common share
•Adjusted net income of $179 million, or $0.36 per Class A common share
•Adjusted EBITDA of $784 million

Stores

The following table shows stores operating, opened, closed and acquired during the periods presented:

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Stores, beginning of period	2,240	2,264	2,244	2,270
Opened	3	—	7	3
Closed	(3)	(7)	(13)	(16)
Acquired	—	—	2	—
Stores, end of period	2,240	2,257	2,240	2,257
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Less than 30,000	205	211	9.1%	9.3%	4.7	4.8
30,000 to 50,000	761	771	34.0%	34.2%	31.9	32.4
More than 50,000	1,274	1,275	56.9%	56.5%	75.3	75.3
Total stores	2,240	2,257	100.0%	100.0%	111.9	112.5
(1) In millions, reflects total square footage of retail stores operating at the end of the period.

RESULTS OF OPERATIONS
Comparison of the Second Quarter of Fiscal 2026 and the First 28 weeks of Fiscal 2026 to the Second Quarter of Fiscal 2025 and the First 28 weeks of Fiscal 2025.
The following tables and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 12, 2026 ("second quarter of fiscal 2026" and "first 28 weeks of fiscal 2026") and 12 and 28 weeks ended September 6, 2025 ("second quarter of fiscal 2025" and "first 28 weeks of fiscal 2025") (dollars in millions, except per share data).

	12 weeks ended
	September 12, 2026	% of Sales	September 6, 2025	% of Sales
Net sales and other revenue	$18,894.7	100.0%	$18,915.8	100.0%
Cost of sales	13,837.6	73.2	13,809.2	73.0
Gross margin	5,057.1	26.8	5,106.6	27.0
Selling and administrative expenses	4,840.2	25.6	4,806.9	25.4
Loss on property dispositions and impairment losses, net	42.4	0.2	4.4	—
Operating income	174.5	1.0	295.3	1.6
Interest expense, net	125.0	0.7	105.3	0.6
Other income, net	(13.2)	(0.1)	(29.7)	(0.2)
Income before income taxes	62.7	0.4	219.7	1.2
Income tax expense	11.2	0.1	51.2	0.3
Net income	$51.5	0.3%	$168.5	0.9%

Basic net income per Class A common share	$0.11		$0.30
Diluted net income per Class A common share	0.11		0.30

	28 weeks ended
	September 12, 2026	% of Sales	September 6, 2025	% of Sales
Net sales and other revenue	$43,836.3	100.0%	$43,796.6	100.0%
Cost of sales	32,141.1	73.3	31,951.7	73.0
Gross margin	11,695.2	26.7	11,844.9	27.0
Selling and administrative expenses	11,219.4	25.6	11,127.8	25.4
Loss (gain) on property dispositions and impairment losses, net	37.7	0.1	(27.5)	(0.1)
Operating income	438.1	1.0	744.6	1.7
Interest expense, net	291.7	0.7	247.1	0.6
Other income, net	(30.0)	(0.1)	(33.6)	(0.1)
Income before income taxes	176.4	0.4	531.1	1.2
Income tax expense	40.2	0.1	126.2	0.3
Net income	$136.2	0.3%	$404.9	0.9%

Basic net income per Class A common share	$0.28		$0.71
Diluted net income per Class A common share	0.28		0.71

Net Sales and Other Revenue
Net sales and other revenue decreased 0.1% to $18,894.7 million for the second quarter of fiscal 2026 from $18,915.8 million for the second quarter of fiscal 2025. This decrease in Net sales and other revenue was driven by a decrease in identical sales of 0.8%. Pharmacy and digital remained areas of strength, with pharmacy sales continuing to grow despite ongoing Inflation Reduction Act ("IRA") headwinds and digital sales increasing 11% during the second quarter of fiscal 2026. The decrease in Net sales and other revenue was partially offset by higher fuel sales.
Net sales and other revenue increased 0.1% to $43,836.3 million for the first 28 weeks of fiscal 2026 from $43,796.6 million for the first 28 weeks of fiscal 2025. This increase in Net sales and other revenue was primarily driven by higher fuel sales, while identical sales declined 0.8%. Pharmacy and digital remained areas of strength, with pharmacy sales continuing to grow despite ongoing IRA headwinds and digital sales increasing 12% during the first 28 weeks of fiscal 2026.
Identical Sales, Excluding Fuel

Identical sales include stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis. Direct to consumer digital sales are included in identical sales, and fuel sales are excluded from identical sales. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical sales for the 12 and 28 weeks ended September 12, 2026 and the 12 and 28 weeks ended September 6, 2025, respectively, were:

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Identical sales, excluding fuel	(0.8)%	2.2%	(0.8)%	2.6%

The following table represents Net sales and other revenue by product type (dollars in millions):

	12 weeks ended				28 weeks ended
	September 12, 2026		September 6, 2025		September 12, 2026		September 6, 2025
	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total	Amount (1)	% of Total
Non-perishables (2)	$9,087.8	48.1%	$9,220.5	48.8%	$20,963.5	47.8%	$21,362.2	48.8%
Fresh (3)	5,779.5	30.6	5,946.6	31.4	13,662.6	31.2	13,933.4	31.8
Pharmacy	2,667.6	14.1	2,536.8	13.4	5,971.6	13.6	5,691.8	13.0
Fuel	1,041.0	5.5	911.3	4.8	2,504.9	5.7	2,141.2	4.9
Other (4)	318.8	1.7	300.6	1.6	733.7	1.7	668.0	1.5
Net sales and other revenue	$18,894.7	100.0%	$18,915.8	100.0%	$43,836.3	100.0%	$43,796.6	100.0%
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

Gross Margin
Gross margin rate decreased to 26.8% during the second quarter of fiscal 2026 compared to 27.0% during the second quarter of fiscal 2025. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 17 basis points compared to the second quarter of fiscal 2025. This decrease was primarily driven by increases in delivery and handling costs related to the continued growth in digital sales, as well as higher shrink. These impacts were partially offset by improvements in pharmacy margins, primarily related to the impact of the IRA. The Company also continued to make incremental investments in its customer value proposition, funded by productivity initiatives.
Gross margin rate decreased to 26.7% during the first 28 weeks of fiscal 2026 compared to 27.0% during the first 28 weeks of fiscal 2025. Excluding the impact of fuel and LIFO expense, gross margin rate decreased 20 basis points compared to the first 28 weeks of fiscal 2025. This decrease was primarily driven by increases in delivery and handling costs related to the continued growth in digital sales, as well as higher shrink and distribution-related fuel costs. These impacts were partially offset by improvements in pharmacy margins, primarily related to the impact of the IRA. The Company also continued to make incremental investments in its customer value proposition, funded by productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased to 25.6% of Net sales and other revenue during the second quarter of fiscal 2026 compared to 25.4% of Net sales and other revenue for the second quarter of fiscal 2025. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 38 basis points during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. This increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales deleveraging resulting from lower identical sales. Selling and administrative expenses were relatively flat year over year as the Company continued to realize benefits from disciplined productivity and cost management initiatives which offset inflationary pressures on operating expenses and increases in merger-related litigation costs.

Selling and administrative expenses increased to 25.6% of Net sales and other revenue during the first 28 weeks of fiscal 2026 compared to 25.4% of Net sales and other revenue for the first 28 weeks of fiscal 2025. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 40 basis points during the first 28 weeks of fiscal 2026 compared to the first 28 weeks of fiscal 2025. This increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to sales deleveraging resulting from lower identical sales. Selling and administrative expenses were relatively flat year over year as the Company continued to realize benefits from disciplined productivity and cost management initiatives which offset inflationary pressures on operating expenses and increases in merger-related litigation costs and business transformation costs.

Loss (Gain) on Property Dispositions and Impairment Losses, Net

For the second quarter of fiscal 2026, net loss on property dispositions and impairment losses was $42.4 million, primarily driven by $28.0 million of retail store impairment losses and $17.3 million of losses on disposals of equipment and certain technology assets, partially offset by $2.9 million of net gains from the sale of assets, primarily related to real estate. For the second quarter of fiscal 2025, net loss on property dispositions and impairment losses was $4.4 million, primarily driven by $6.2 million of retail store impairment losses and $0.2 million from the impairment and disposal of certain technology assets, partially offset by $2.0 million of net gains primarily from the sale of real estate assets.

For the first 28 weeks of fiscal 2026, net loss on property dispositions and impairment losses was $37.7 million, primarily driven by $28.0 million of retail store impairment losses and $21.0 million of losses on disposals of equipment and certain technology assets, partially offset by $11.2 million of net gains from the sale of assets, primarily related to real estate. For the first 28 weeks of fiscal 2025, net gain on property dispositions and impairment losses was $27.5 million, primarily driven by $47.5 million of net gains primarily from the sale of real estate assets, partially offset by $11.6 million from the impairment and disposal of certain technology assets and $8.4 million of retail store impairment losses.

Interest Expense, Net

Interest expense, net was $125.0 million during the second quarter of fiscal 2026 compared to $105.3 million during the second quarter of fiscal 2025. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings.

Interest expense, net was $291.7 million during the first 28 weeks of fiscal 2026 compared to $247.1 million during the first 28 weeks of fiscal 2025. The increase in interest expense, net was primarily attributable to higher average outstanding borrowings.

Other Income, Net

For the second quarter of fiscal 2026, Other income, net was $13.2 million compared to $29.7 million for the second quarter of fiscal 2025. Other income, net during the second quarter of fiscal 2026 was primarily driven by realized gains from non-operating investments and non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments. Other income, net during the second quarter of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, including $26.8 million of pension settlement income, partially offset by unrealized losses from non-operating investments.

For the first 28 weeks of fiscal 2026, Other income, net was $30.0 million compared to $33.6 million for the first 28 weeks of fiscal 2025. Other income, net during the first 28 weeks of fiscal 2026 was primarily driven by realized gains from non-operating investments and non-service cost components of net pension and post-retirement income, partially offset by unrealized losses from non-operating investments. Other income, net during the first 28 weeks of fiscal 2025 was primarily driven by non-service cost components of net pension and post-retirement income, including $26.8 million of pension settlement income, partially offset by unrealized losses from non-operating investments.

Income Taxes

Income tax expense was $11.2 million, representing a 17.9% effective tax rate, for the second quarter of fiscal 2026. Income tax expense was $51.2 million, representing a 23.3% effective tax rate, for the second quarter of fiscal 2025. The decrease in the effective income tax rate in the second quarter of fiscal 2026 was primarily driven by a decrease in Income before income taxes and the reduction of a reserve for an uncertain tax position due to settlement of a state audit, partially offset by the expiration of certain federal tax credits.

Income tax expense was $40.2 million, representing a 22.8% effective tax rate, for the first 28 weeks of fiscal 2026. Income tax expense was $126.2 million, representing a 23.8% effective tax rate, for the first 28 weeks of fiscal 2025. The decrease in the effective income tax rate was primarily driven by a decrease in Income before income taxes, partially offset by the expiration of certain federal tax credits.

Net Income and Adjusted Net Income

Net income was $51.5 million, or $0.11 per Class A common share, during the second quarter of fiscal 2026 compared to $168.5 million, or $0.30 per Class A common share, during the second quarter of fiscal 2025. Adjusted net income was $179.0 million, or $0.36 per Class A common share, during the second quarter of fiscal 2026 compared to $248.4 million, or $0.44 per Class A common share, during the second quarter of fiscal 2025.

Net income was $136.2 million, or $0.28 per Class A common share, during the first 28 weeks of fiscal 2026 compared to $404.9 million, or $0.71 per Class A common share, during the first 28 weeks of fiscal 2025. Adjusted net income was $389.3 million, or $0.77 per Class A common share, during the first 28 weeks of fiscal 2026 compared to $567.3 million, or $0.98 per Class A common share, during the first 28 weeks of fiscal 2025.

Adjusted EBITDA

For the second quarter of fiscal 2026, Adjusted EBITDA was $784.0 million, or 4.1% of Net sales and other revenue, compared to $848.4 million, or 4.5% of Net sales and other revenue, for the second quarter of fiscal 2025. For the first 28 weeks of fiscal 2026, Adjusted EBITDA was $1,797.2 million, or 4.1% of Net sales and other revenue, compared to $1,959.4 million, or 4.5% of Net sales and other revenue for the first 28 weeks of fiscal 2025.

Reconciliation of Non-GAAP Measures

The following table reconciles Net income to Adjusted net income and Adjusted EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Net income	$51.5	$168.5	$136.2	$404.9
Adjustments:
Business transformation (1)(b)	35.6	35.3	89.8	73.6
Equity-based compensation expense (b)	14.4	18.7	45.8	52.4
Loss (gain) on property dispositions and impairment losses, net	42.4	4.4	37.7	(27.5)
LIFO expense (a)	3.4	11.0	23.4	28.3
Merger-related costs (2)(b)	35.3	19.0	76.9	38.0
Certain legal and regulatory accruals and settlements, net (b)	19.7	8.4	20.9	11.0
Amortization of debt discount and deferred financing costs (c)	3.5	5.2	8.3	11.4
Amortization of intangible assets resulting from acquisitions (b)	11.4	11.1	27.1	25.9
Miscellaneous adjustments (3)(e)	2.8	(8.1)	0.9	(2.0)
Tax impact of adjustments to Adjusted net income	(41.0)	(25.1)	(77.7)	(48.7)
Adjusted net income	$179.0	$248.4	$389.3	$567.3
Tax impact of adjustments to Adjusted net income	41.0	25.1	77.7	48.7
Income tax expense	11.2	51.2	40.2	126.2
Amortization of debt discount and deferred financing costs (c)	(3.5)	(5.2)	(8.3)	(11.4)
Interest expense, net	125.0	105.3	291.7	247.1
Amortization of intangible assets resulting from acquisitions (b)	(11.4)	(11.1)	(27.1)	(25.9)
Depreciation and amortization (d)	442.7	434.7	1,033.7	1,007.4
Adjusted EBITDA	$784.0	$848.4	$1,797.2	$1,959.4

The following tables reconcile diluted net income per Class A common share to Adjusted net income per Class A common share (in millions, except per share data):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Numerator:

Adjusted net income (4)	$179.0	$248.4	$389.3	$567.3

Denominator:

Weighted average Class A common shares outstanding - diluted	488.2	562.5	494.0	569.9
Restricted stock units (5)	8.8	7.8	9.3	8.1
Adjusted weighted average Class A common shares outstanding - diluted	497.0	570.3	503.3	578.0

Adjusted net income per Class A common share - diluted	$0.36	$0.44	$0.77	$0.98

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Net income per Class A common share - diluted	$0.11	$0.30	$0.28	$0.71
Non-GAAP adjustments (6)	0.26	0.14	0.51	0.28
Restricted stock units (5)	(0.01)	—	(0.02)	(0.01)
Adjusted net income per Class A common share - diluted	$0.36	$0.44	$0.77	$0.98

(1) Includes costs related to the Company's business transformation, including third-party consulting fees and certain integration and employee termination costs, as follows (see table below):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Third-party consulting fees	$19.8	$20.8	$52.3	$54.1
Integration and employee termination costs	15.8	14.5	37.5	19.5
Total Business transformation	$35.6	$35.3	$89.8	$73.6

(2) Primarily includes litigation costs related to the terminated merger. The 12 and 28 weeks ended September 6, 2025 also includes retention program expense related to the terminated merger.

(3) Miscellaneous adjustments include the following (see table below):

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Closed stores and surplus properties	$8.9	$12.5	$24.6	$18.0
Pension settlement income	—	(26.8)	—	(26.8)
Net realized and unrealized (gain) loss on non-operating investments	(7.4)	0.6	(19.3)	1.9
Non-cash lease-related adjustments	1.5	1.8	(0.2)	1.8
Other (i)	(0.2)	3.8	(4.2)	3.1
Total miscellaneous adjustments	$2.8	$(8.1)	$0.9	$(2.0)
(i) Includes adjustments for the financial impact of other items not considered in our core performance.
(4) See the reconciliation of Net income to Adjusted net income above for further details.
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
Non-GAAP adjustment classifications within the Condensed Consolidated Statements of Operations:
(a) Cost of sales
(b) Selling and administrative expenses
(c) Interest expense, net
(d) Depreciation and amortization:

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Cost of sales	$53.5	$45.2	$118.8	$109.3
Selling and administrative expenses	389.2	389.5	914.9	898.1
Total Depreciation and amortization	$442.7	$434.7	$1,033.7	$1,007.4

(e) Miscellaneous adjustments:

	12 weeks ended		28 weeks ended
	September 12, 2026	September 6, 2025	September 12, 2026	September 6, 2025
Cost of sales	$0.5	$0.2	$(4.6)	$(0.3)
Selling and administrative expenses	10.6	17.7	24.3	23.3
Other income, net	(8.3)	(26.0)	(18.8)	(25.0)
Total Miscellaneous adjustments	$2.8	$(8.1)	$0.9	$(2.0)

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major sources and uses of cash and cash equivalents and restricted cash for each period (in millions):

	28 weeks ended
	September 12, 2026	September 6, 2025
Cash and cash equivalents and restricted cash at end of period	$283.6	$275.0
Cash flows provided by operating activities	1,210.3	1,282.0
Cash flows used in investing activities	(858.0)	(837.9)
Cash flows used in financing activities	(271.7)	(467.0)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,210.3 million for the first 28 weeks of fiscal 2026 compared to $1,282.0 million for the first 28 weeks of fiscal 2025. The decrease in cash flow from operations was primarily driven by a decrease in Adjusted EBITDA and increases in cash paid for interest and operating leases, as well as higher merger-related and business transformation costs, partially offset by changes in working capital and lower cash paid for taxes during the first 28 weeks of fiscal 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $858.0 million for the first 28 weeks of fiscal 2026 compared to $837.9 million for the first 28 weeks of fiscal 2025.

For the first 28 weeks of fiscal 2026, cash used in investing activities consisted primarily of payments for property, equipment and intangibles of $899.6 million and the Hames acquisition of $28.0 million, partially offset by proceeds from the sale of assets of $36.2 million, primarily related to real estate. Payments for property, equipment and intangibles in the first 28 weeks of fiscal 2026 included the completion of 38 remodels, the opening of seven new stores and continued investment in our digital and technology platforms.

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

Net Cash Used in Financing Activities

Net cash used in financing activities was $271.7 million during the first 28 weeks of fiscal 2026 compared to net cash used in financing activities of $467.0 million during the first 28 weeks of fiscal 2025.

Net cash used in financing activities during the first 28 weeks of fiscal 2026 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock, payments on long-term borrowings and tax withholding payments on vesting of RSUs, partially offset by $400.0 million of proceeds from the issuance of long-term debt under the ABL Facility.

Net cash used in financing activities during the first 28 weeks of fiscal 2025 consisted primarily of the repurchase of common stock, dividends paid on our Class A common stock and tax withholding payments on vesting of RSUs, partially offset by $325.0 million of proceeds from the ABL Facility. We also had a $600.0 million issuance and subsequent $600.0 million redemption of senior unsecured notes.

Debt Management

As of September 12, 2026, there was $825.0 million outstanding under our ABL Facility and total availability of $3,162.4 million (net of letter of credit usage).

We repaid the remaining $56.5 million in aggregate principal amount outstanding of New Albertsons L.P.'s 7.75% Notes due 2026 on their maturity date, June 15, 2026.

Dividends

We have established a dividend policy pursuant to which we intend to pay a quarterly dividend on our Class A common stock. On April 14, 2026, the Board of Directors (the "Board") increased the quarterly cash dividend 13% from $0.15 per common share to $0.17 per common share. Cash dividends paid on our Class A common stock were $166.6 million ($0.34 per common share) and $169.6 million ($0.30 per common share) during the first 28 weeks of fiscal 2026 and first 28 weeks of fiscal 2025, respectively. On October 13, 2026, we announced the next quarterly dividend payment of $0.17 per share of Class A common stock to be paid on November 6, 2026, to stockholders of record as of the close of business on October 23, 2026.

Common Stock Repurchase Program

On April 14, 2026, the Board increased the remaining share repurchase authorization to $2.0 billion in total. The share repurchase program could include open market repurchases, accelerated share repurchase programs, tender offers, block trades, potential privately negotiated transactions, or trading plans in compliance with the federal securities laws. During the first 28 weeks of fiscal 2026 and first 28 weeks of fiscal 2025, we repurchased 26.0 million and 25.7 million shares of common stock for a total of $387.6 million and $550.1 million, respectively, pursuant to the existing multi-year repurchase authorization.

Liquidity

Based on current operating trends, we believe that we have significant sources of cash to meet our liquidity needs for the next 12 months and for the foreseeable future, including cash on hand, cash flows from operating activities and other sources of liquidity, including the ABL Facility. We estimate our liquidity needs over the next 12 months to be in the range of $5.8 billion to $6.7 billion. This includes $825.0 million related to the outstanding borrowings under our ABL Facility for which we may, at our discretion, elect to pay all or a portion of the outstanding balance within the next 12 months, and anticipated requirements for working capital, capital expenditures, pension obligations, interest payments and scheduled principal payments of debt, operating leases, finance leases, legal settlements, quarterly dividends on Class A common stock and common stock repurchases. In addition, we may enter into refinancing and sale leaseback transactions from time to time. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Purchases of Equity Securities

Share repurchase activity during the second quarter of fiscal 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)(2)
June 21, 2026 through July 18, 2026	3,234,600	$14.12	3,234,600	$1,818.7
July 19, 2026 through August 15, 2026	4,580,086	11.97	4,580,086	1,763.9
August 16, 2026 through September 12, 2026	4,782,731	12.35	4,782,731	1,704.8
Total	12,597,417	$12.66	12,597,417	$1,704.8
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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

In the second quarter of fiscal 2026, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2026)

3.2 Amended and Restated Certificate of Incorporation of Albertsons Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2026)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Albertsons Companies, Inc. (Registrant)

Date:	October 20, 2026	By:	/s/ Susan Morris
Susan Morris
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 20, 2026	By:	/s/ Cody Perdue
Cody Perdue
Interim Chief Financial Officer (Principal Financial Officer)